Form 10-Q
period 2022-03-31
GSR II Meteora Acquisition Corp.
filed 2022-05-16
CIK 1901799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

GSR II Meteora Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	001-41305	87-3203989
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

840 Park Drive East Boca Raton, Florida	33432
(Address of Principal Executive Offices)	(Zip Code)
(561) 532-4682
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, one warrant and one-sixteenth of one right	GSRMU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	GSRM	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	GSRMW	The Nasdaq Stock Market LLC
Rights, each whole right entitling the holder to receive one share of Class A common stock	GSRMR	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of
this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”
in Rule 12b-2 of the Exchange
Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).    Yes  ☒    No  ☐
As of May 16, 2022,
 31,625,000 shares of Class A common stock, par value $0.0001 per share, and 7,906,250 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

GSR II METEORA ACQUISITION CORP.
Quarterly Report on Form
10-Q
For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
GSR II METEORA ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021

Assets:
Current assets:
Cash	$1,759,287	$44,739
Prepaid expenses	923,011	—

Total current assets	2,682,298	44,739
Deferred offering costs associated with initial public offering	—	350,201
Investments held in Trust Account	320,766,990	—

Total Assets	$323,449,288	$394,940

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$8,215	$—
Accrued expenses	70,000	300,000
Franchise tax payable	50,050	905
Note payable—related party	—	80,000

Total current liabilities	128,265	380,905
Commitments and Contingencies (Note 6)
Class A common stock, 100,000,000 shares authorized; 31,625,000 and -0- shares subject to possible redemption at $10.15 per share as of March 31, 2022 and December 31, 2021, respectively	320,993,750	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,906,250 shares issued and outstanding	791	791
Additional paid-in capital	2,776,657	24,209
Accumulated deficit	(450,175)	(10,965)

Total stockholders’ equity	2,327,273	14,035

Total Liabilities and Stockholders’ Equity	$323,449,288	$394,940

The accompanying notes are an integral part of these unaudited condensed financial statements.

GSR II METEORA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022

General and administrative expenses	$162,637
Franchise tax expenses	49,813

Loss from operations	(212,450)
Other expense:
Change in value of investments held in Trust Account	(226,760)

Total other expense	(226,760)

Net loss	$(439,210)

Weighted average shares outstanding of Class A common stock	10,893,056

Basic and diluted net income per share, Class A common stock	$1.02

Weighted average shares outstanding of Class B common stock	7,906,250

Basic and diluted net loss per share, Class B common stock	$(1.46)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GSR II METEORA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022

					Total
	Class B Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

					Total

Balance - December 31, 2021	7,906,250	$791	$24,209	$(10,965)	$14,035
Sale of private placement warrants to Sponsor in private placement	—	—	12,223,750	—	12,223,750
Fair value of warrants and rights included in the Units sold in the Initial Public Offering	—	—	17,710,000	—	9,111,953
Offering costs associated with issuance of warrants as part of the Units in the Initial Public Offering (net of reimbursement from underwriter)	—	—	(135,698)	—	(135,698)
Accretion for Class A common stock to redemption amount	—	—	(27,045,604)	—	(18,447,557)
Net loss	—	—	—	(439,210)	(439,210)

Balance - March 31, 2022	7,906,250	$791	$2,776,657	$(450,175)	$2,327,273

The accompanying notes are an integral part of these unaudited condensed financial statements.

GSR II METEORA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022

Cash Flows from Operating Activities:
Net loss	$(439,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in value of investments held in Trust Account	226,760
Changes in operating assets and liabilities:
Prepaid expenses	(923,011)
Accounts payable	8,215
Accrued expenses	(10,000)
Franchise tax payable	49,145

Net cash used in operating activities	(1,088,101)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(320,993,750)

Net cash used in investing activities	(320,993,750)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	161,543
Repayment of note payable to related party	(241,543)
Proceeds received from initial public offering, gross	316,250,000
Proceeds received from private placement	12,223,750
Offering costs paid (net of reimbursement from underwriter)	(4,597,351)

Net cash provided by financing activities	323,796,399

Net change in cash	1,714,548
Cash - beginning of the period	44,739

Cash - end of the period	$1,759,287

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000
Reversal of accrued offering costs	$(290,000)
The accompanying notes are an integral part of these unaudited condensed financial statements.

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY
GSR II Meteora Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on October 14, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities that the Company has not yet identified (“Business Combination”).
As of March 31, 2022, the Company had not yet commenced operations. All activity through March 31, 2022 relates to the Company’s formation and the Company’s initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income
from the proceeds held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is GSR II Meteora Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 24, 2022. On March 1, 2022, the Company consummated its Initial Public Offering of 31,625,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including the issuance of 4,125,000 Units as a result of the underwriter’ full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of approximately $316.3 million, and incurring offering costs of approximately $4.7 million.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 12,223,750 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $12.2 million (Note 4).
Upon the closing of the Initial Public Offering and the Private Placement, approximately $321.0 million ($10.15 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under
the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of the business combination marketing fee held in trust) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act.
The Company will provide holders of the Company’s outstanding Public Shares sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.15 per Public
Share). The per-share amount to
be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the business combination marketing fee the Company will pay to the underwriter (as defined and discussed in Note 6).

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Public Shares were recorded at a redemption value and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders will not be entitled to redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The Sponsor and the Company’s officers and directors (the “initial stockholders”) agreed not to propose an amendment to the Certificate of Incorporation (A) in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the time frame described below or (B) with respect to any other material provision relating to the rights of holders of Public
Shares or pre-initial Business Combination
activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment.
The Company has 15 months from the closing of the Initial Public Offering, or June 1, 2023, to complete the initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 15 months, the Company may, but is
not obligated to, extend the period of time to consummate a Business Combination by three additional one-month periods
each (for a total of up to 18 months). The Public Stockholders will not be entitled to vote on, or redeem their shares in connection with, any such extension. In order to extend the time available for the Company to consummate the initial Business Combination, the Sponsor or its affiliates or designees, upon five business days’ advance notice prior to each deadline, must deposit into the Trust Account an additional $0.033 per share of Class A common stock then outstanding (or $1,043,625 in the aggregate) on or prior to the date of such deadline. In connection with each such additional deposit, the Sponsor or its affiliates or designees will receive an additional of up to 1,043,625 Private Placement Warrants with the same terms as the original Private Placement Warrants.
If the Company is unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering (or up to 16 months, 17 months or 18 months, as applicable if the time to complete the initial Business Combination has been extended in accordance with the procedures described above) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial stockholders will not be entitled to liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive their rights to the business combination marketing fee (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the Trust Account due to reductions in the value of the trust assets as of the date of the liquidation of the Trust Account, in each case including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, less franchise and income taxes payable. This liability will not apply with respect to any claims by a third party or Target that executed an agreement waiving any and all rights to seek access to the Trust Account (whether or not such agreement is enforceable) or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources
As of March 31, 2022, the Company had approximately $1.8 million in cash, and working capital of approximately $2.6 million (tak ing
 into account franchise tax payable of approximately $50,000 that may be paid by proceeds earned from interest income on investments held in Trust Account, if any).
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), and loan proceeds from the Sponsor of approximately $242,000 under the Note (as defined in Note 5). The Company repaid the Note in full on March 4, 2022. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 5) as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants).
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Risks and Uncertainties
Management continues to evaluate the impact
of the COVID-19 pandemic on
the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to
Form 10-Q and
Article 10 of
Regulation S-X and
pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP and have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or for any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on
Form 8-K and
the final prospectus filed by the Company with the SEC on March 7, 2022 and February 28, 2022, respectively.
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reporting period.

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to the short-term nature.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Derivative Financial Instruments
The Company evaluates its equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the statements of operations each reporting period. The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period.
The Company accounted for its Rights as equity-classified instruments based on an assessment of the Right’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the Rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Rights meet all the requirements for equity classification under ASC 815, including whether the Rights are indexed to the Company’s own common stock, among other conditions for the equity classification. This assessment, which requires the use of professional judgement, was conducted at the time of Rights issuance.
The Company accounted for the warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC 815-40. Such guidance
provides that the warrants described above are not precluded from equity classification. Equity-classified contracts were initially measured at fair value (or allocated value). Subsequent changes in fair value will not be recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Class A common stock were charged against the carrying value of Class A common stock subject to possible redemption upon the completion of the Initial Public Offering.
Redeemable Class A Common Stock
As discussed in Note 1, all of the 31,625,000 shares of Class A common stock sold as parts of the Units in the Initial Public Offering contain a redemption feature. In accordance with the
Accounting Standards Codification 480-10-S99-3A “Classification and Measurement
of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classified all of the shares of Class A common stock as redeemable. Immediately upon the closing of the Initial Public Offering, the Company recognized a one-time charge
against
additional paid-in capital
(to the extent available) and accumulated deficit for the difference between the initial carrying value of the Class A common stock and the redemption value. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in retained earnings, or in the absence of retained earnings, in additional paid-in capital.
Net Loss Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome. In order to determine the net income (loss) attributable to both the Class A and Class B common stock, the Company first considered the total income (loss) allocable to both sets of shares, including the accretion of Class A redeemable shares to redemption value which represents the difference between the gross proceeds of the Initial Public Offering, net of offering costs, and the redemption value of the redeemable shares of $10.15 per share. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between Class A and Class B common stock for the three months ended March 31, 2022.

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of
 43,848,750 shares of Class A common stock and the Rights to receive 1,976,562 shares of Class A common stock in the calculation of diluted loss per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

For The Three Months Ended March 31, 2022
Net loss	$(439,210)
Accretion of redeemable common stock to redemption amount	(27,045,604)

Net loss including accretion of temporary equity to redemption value	$(27,484,814)

	For The Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity to redemption value	$(15,925,780)	$(11,559,034)
Accretion of common stock to redemption value	27,045,604	—

Net income (loss)	11,119,824	(11,559,034)

Denominator:
Basic and diluted weighted average shares outstanding	10,893,056	7,906,250

Basic and diluted net income (loss) per share	$1.02	$(1.46)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial
as of March 31, 2022 and December 31, 2021.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No.
2020-06, Debt-Debt
with Conversion and Other Options (Subtopic
470-20) and
Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
On March 1, 2022, the Company consummated its Initial Public Offering of 31,625,000 Units, including the issuance of 4,125,000 Units as a result of the underwriter’ full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of approximately $316.3 million, and incurring offering costs of approximately $4.7 million.
Each Unit consists of one share of Class A common stock, one redeemable warrant (a “Public Warrant”) and one one-sixteenth (1/16)
of one Right. Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). Each holder of a whole Right will receive one share of Class A common stock upon consummation of the initial Business Combination.
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 12,223,750 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $12.2 million.
Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement
Warrants are non-redeemable and exercisable
on a cashless basis.
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On November 16, 2021, the Sponsor paid $25,000 to purchase 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”). On December 28, 2021, the Company
effected a 1.10-for-1 stock split
for all outstanding shares of Class B common stock, resulting in an aggregate of 6,325,000 shares of Class B common stock outstanding. On January 20, 2022, the Company effected a 5-for-4 stock
split for all outstanding shares of Class B common stock, resulting in an aggregate of 7,906,250 shares of Class B common stock outstanding.
The initial stockholders agreed to forfeit up to 1,031,250 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 1, 2022, the underwriter consummated the exercise in full of the over-allotment; thus, these 1,031,250 Founder Shares were no longer subject to forfeiture.
The initial stockholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business combination, (x) if the last reported sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period
commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares.

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On February 16, 2022, the Sponsor transferred 20,000 shares to each of the independent directors. The independent directors agreed that such shares would not vest until and unless the last reported closing price of the Class A common stock (or the equivalent security following the Business Combination) of the Company or applicable successor exceeds $10.00 per share for twenty days during any thirty-day period
starting on the first trading day immediately after the Company consummates its initial Business Combination. The sale of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
Related Party Loans
On November 16, 2021, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The
Note is non-interest bearing, unsecured
and due upon the closing of the Initial Public Offering. The Company borrowed approximately $242,000 under the Note and repaid the balance in full on March 4, 2022.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
On February 24, 2022, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to reimburse the Sponsor $66,666 per month for office space, utilities and secretarial and administrative support made available to the Company through the earlier of consummation of the initial Business Combination and the Company’s liquidation. The Company incurred $66,666 in connection with such fees during the three months ended March 31, 2022 reported within general and administrative expenses in the accompanying statement of operations.
In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred
in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account.

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration and Stockholder Rights
The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) were entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the
underwriter a 45-day option from
the date of the effective date of the prospectus in connection with the Initial Public Offering to purchase up to 4,125,000 additional Units to cover over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. On March 1, 2022, the underwriter consummated the exercise in full of the over-allotment option.
The underwriter was entitled to an underwriting discount of $0.20 per unit, or approximately $6.3 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriter reimbursed the Company for certain of the Company’s expenses for an aggregate of approximately $2.3 million upon closing of the Initial Public Offering.
Business Combination Marketing Agreement
On February 24, 2022, the Company entered into a business combination marketing agreement (the “Business Combination Marketing Agreement”) to engage the underwriter, Oppenheimer & Co., as advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with the potential Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company agreed to pay Oppenheimer & Co. a cash fee for such marketing services upon the consummation of the initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering, or approximately $11.1 million in the aggregate (the “Marketing Fees”). The Marketing Fees will become payable to Oppenheimer & Co. from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement for the Initial Public Offering. As of March 31, 2022, the Company determined that a Business Combination is not considered probable. No liability will be recorded for such Marketing Fee until it becomes probable that the fee will be paid. If the fee is determined to be a transaction cost for the Business Combination then the amount payable to the underwriter may be accounted for as an expense in the period the liability is recorded.
NOTE 7. REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ EQUITY
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were
no share
s
of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022, there were 31,625,000 shares of Class A common stock issued or outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the balance sheet. As of December 31, 2021, there were
no share
s
of Class A common stock issued or outstanding.
Class
 B Common Stock
—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 7,906,250 shares of Class B common stock issued and outstanding. Of the 7,906,250 shares of Class B common stock outstanding, up to 1,031,250 shares were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part so that the Founder Shares would collectively represent 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On March 1, 2022, the underwriter consummated the exercise in full of the over-allotment; thus, these 1,031,250 shares of Class B common stock were no longer subject to forfeiture.

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Holders of the Class B common stock will have the right to appoint all of the Company’s directors prior to an initial Business Combination. On any other matter submitted to a vote of the Company’s stockholders, holders of the Class A common stock and holders of the Class B common stock will vote together as a single class, except as required by law or stock exchange rule; provided, that the holders of Class B common stock will be entitled to vote as a separate class to increase the authorized number of shares of Class B common stock. Each share of common stock will have one vote on all such matters.
The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination at a ratio such that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock, will equal, in the aggregate, on an as-converted basis, 20%
of the sum of (i) the total number of shares issued in the Initial Public Offering, including shares issued in connection with the underwriter’s exercise of their option to purchase additional Units, plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans.
Rights
—As of March 31, 2022
,
the Company had 1,976,562 Rights outstanding. Each holder of a whole Right will receive one share of Class A common stock upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a whole Right will be required to affirmatively convert his, her or its Rights in order to receive the one share underlying each whole Right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights, and the Rights will expire worthless. No fractional shares will be issued upon conversion of any Rights.
Warrants
—As of March 31, 2022
, the
Company had 31,625,000 Public Warrants and 12,223,750 Private Placement Warrants outstanding. The warrants will become exercisable 30 days after the completion of an Initial Business Combination; provided the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than twenty business days after the closing of the Initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Board and, in the case of any such issuance to the initial stockholders or their respective affiliates, without taking into account any Founder Shares held by them, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions) and (z) the volume weighted average trading price of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
Redemption of warrants.
 After the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•
if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends,
reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period
commencing once the warrants become exercisable and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrantholders.

The “fair market value” of Class A common stock shall mean the volume weighted average price of the shares of Class A common stock as reported during the ten (10) trading day period ending on the trading day prior to the date that notice of exercise is received by the warrant agent.
If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.”
The Private Placement Warrants are identical to the Public Warrants, except as otherwise set forth herein that: (1) they will not be redeemable by the Company; (2) they (including the shares of Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the initial Business Combination; (3) they may be exercised by the holders thereof on a cashless basis; and (4) they (including the shares issuable upon exercise of these warrants) are entitled to registration rights.
No fractional shares of Class A common stock will be issued upon exercise of the warrants. If, upon exercise, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of shares of Class A common stock to be issued to the holder.
If the Company is unable to complete an initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.
NOTE 8. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “our,” “us” or “we” refer to GSR II Meteora Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly
Report on Form 10-Q includes forward-looking statements
within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.
For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated as a Delaware corporation on October 14, 2021. We were incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities that we have not yet identified (“Business Combination”).
As of March 31, 2022, we had not yet commenced operations. All activity through March 31, 2022 relates to our formation and our initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income
from the proceeds held in the Trust Account (as defined below). We have selected December 31 as our fiscal year end.
Our sponsor is GSR II Meteora Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on February 24, 2022. On March 1, 2022, we consummated the Initial Public Offering of 31,625,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including the issuance of 4,125,000 Units as a result of the underwriter’ full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of approximately $316.3 million, and incurring offering costs of approximately $4.7 million. Each Unit consists of one share of Class A common stock, one redeemable warrant (a “Public Warrant”) and one one-sixteenth (1/16)
of one Right. Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Each holder of a whole Right will receive one share of Class A common stock upon consummation of the initial Business Combination.
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 12,223,750 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to our Sponsor, generating proceeds of approximately $12.2 million.

Upon the closing of the Initial Public Offering and the Private Placement, approximately $321.0 million ($10.15 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under
the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account as described below.
We will provide holders of the Company’s outstanding Public Shares sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a Business Combination or conduct a tender offer will be made by us, solely in our discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.15 per Public
Share). The per-share amount to
be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the business combination marketing fee we will pay to the underwriter.
We have 15 months from the closing of the Initial Public Offering, or June 1, 2023, to complete the initial Business Combination. However, if we anticipate that we may not be able to consummate the initial Business Combination within 15 months, we may, but are not obligated to, extend the period of time to consummate a Business Combination by three additional one-month periods
each (for a total of up to 18 months). The Public Stockholders will not be entitled to vote on, or redeem their shares in connection with, any such extension. In order to extend the time available for us to consummate the initial Business Combination, our Sponsor or its affiliates or designees, upon five business days’ advance notice prior to each deadline, must deposit into the Trust Account an additional $0.033 per share of Class A common stock then outstanding (or $1,043,625 in the aggregate) on or prior to the date of such deadline. In connection with each such additional deposit, our Sponsor or its affiliates or designees will receive an additional of up to 1,043,625 Private Placement Warrants with the same terms as the original Private Placement Warrants.
If we are unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering (or up to 16 months, 17 months or 18 months, as applicable if the time to complete the initial Business Combination has been extended in accordance with the procedures described above) (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Liquidity and Capital Resources
As of March 31, 2022, we had approximately $1.8 million in cash, and working capital of approximately $2.6 million (taking into account franchise tax payable of approximately $50,000 that may be paid by proceeds earned from interest income on investments held in Trust Account, if any).
Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to purchase Founder Shares, and loan proceeds from our Sponsor of approximately $242,000 under the Note. We repaid the Note in full on March 4, 2022. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, members of our founding team or any of their affiliates may provide us with Working Capital Loans as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants).

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Risks and Uncertainties
Our management continues to evaluate the impact
of the COVID-19 pandemic on
the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Our entire activity since inception up to March 31, 2022 relates to our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income
from the proceeds held in the Trust Account.
For the three months ended March 31, 2022, we had a net loss of approximately $439,000, which consisted of approximately $163,000 in general and administrative expenses, approximately $50,000 in franchise tax expense, and approximately $227,000 in change in value of investments held in Trust Account.
Contractual Obligations
Administrative Support Agreement
On February 24, 2022, we entered into an agreement with the Sponsor, pursuant to which we agreed to reimburse our Sponsor $66,666 per month for office space, utilities and secretarial and administrative support made available to us through the earlier of consummation of the initial Business Combination and our liquidation. We incurred $66,666 in connection with such fees during the three months ended March 31, 2022, reported within general and administrative expenses in the accompanying unaudited condensed statement of operations.
In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred
in connection with activities on our behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account.
Registration and Stockholder Rights
The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) were entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement
We granted the
underwriter a 45-day option from
the date of the effective date of the prospectus in connection with the Initial Public Offering to purchase up to 4,125,000 additional Units to cover over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. On March 1, 2022, the underwriter consummated the exercise in full of the over-allotment option.
The underwriter was entitled to an underwriting discount of $0.20 per unit, or approximately $6.3 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriter reimbursed us for certain of our expenses for an aggregate of approximately $2.3 million upon closing of the Initial Public Offering.
Business Combination Marketing Agreement
On February 24, 2022, we entered into a business combination marketing agreement (the “Business Combination Marketing Agreement”) to engage the underwriter, Oppenheimer & Co., as advisor in connection with the Business Combination to assist us in holding meetings with its stockholders to discuss the potential Business Combination and the target business’s attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the potential Business Combination, assist us in obtaining stockholder approval for the Business Combination and assist us with our press releases and public filings in connection with the Business Combination.
We agreed to pay Oppenheimer & Co. a cash fee for such marketing services upon the consummation of the initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering, or approximately $11.1 million in the aggregate (the “Marketing Fees”). The Marketing Fees will become payable to Oppenheimer & Co. from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement for the Initial Public Offering. As of March 31, 2022, we determined that a Business Combination is not considered probable. No liability will be recorded for such Marketing Fee until it becomes probable that the fee will be paid. If the fee is determined to be a transaction cost for the Business Combination then the amount payable to the underwriter may be accounted for as an expense in the period the liability is recorded.
Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:
Derivative Financial Instruments
We evaluate our equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the statements of operations each reporting period. The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period.
We accounted for our Rights as equity-classified instruments based on an assessment of the Right’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the Rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Rights meet all the requirements for equity classification under ASC 815, including whether the Rights are indexed to our own common stock, among other conditions for the equity classification. This assessment, which requires the use of professional judgement, was conducted at the time of Rights issuance.

We accounted for the warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC 815-40. Such guidance
provides that the warrants described above are not precluded from equity classification. Equity-classified contracts were initially measured at fair value (or allocated value). Subsequent changes in fair value will not be recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.
Redeemable Class A Common Stock
All of the 31,625,000 shares of Class A common stock sold as parts of the Units in the Initial Public Offering contain a redemption feature. In accordance with the
Accounting Standards Codification 480-10-S99-3A “Classification
and Measurement of Redeemable Securities”, redemption provisions not solely within the control of us require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. We classified all of the shares of Class A common stock as redeemable. Immediately upon the closing of the Initial Public Offering, we recognized a one-time charge
against
additional paid-in capital
(to the extent available) and accumulated deficit for the difference between the initial carrying value of the Class A common stock and the redemption value. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in retained earnings, or in the absence of retained earnings, in additional paid-in capital.
Net Loss Per Share of Common Stock
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per share of common stock is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net loss does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 43,848,750 shares of Class A common stock and the Rights to receive 1,976,562 shares of Class A common stock in the calculation of diluted loss per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No.
2020-06, Debt-Debt
with Conversion and Other Options (Subtopic
470-20) and
Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU
2020-06
on January 1, 2022. Adoption of the ASU did not impact our financial position, results of operations or cash flows.
Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Off-Balance Sheet
Arrangements
As of March 31, 2022, we did not have
any off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of
Regulation S-K.

JOBS Act
The Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth
public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer ’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under
Rule 2a-7 under
the Investment Company Act, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of March 31, 2022, as such term is defined in
Rules 13a-15(e) and 15d-15(e)
under the Exchange Act. Based on this evaluation, our Chief Executive Officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on
Form 10-Q that
has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on February 28, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on February 28, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On March 1, 2022, we consummated our Initial Public Offering of 31,625,000 Units, which includes the exercise in full of the underwriters’ option to purchase an additional 4,125,000 Units at $10.00 per Unit, generating gross proceeds of $316,250,000. Simultaneously with the consummation of the Initial Public Offering, the Company consummated the sale of 12,223,750 Private Placement Warrants, at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $12,223,750.
The Private Placement Warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering, except as otherwise set forth herein that: (1) they will not be redeemable by us; (2) they (including the shares of Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of the initial Business Combination; (3) they may be exercised by the holders thereof on a cashless basis; and (4) they (including the shares issuable upon exercise of these warrants) are entitled to registration rights.
Use of Proceeds
Of the gross proceeds received from the Initial Public Offering and the sale of Private Placement Warrants, $320,993,750 was placed in the Trust Account. On the completion of our initial business combination, all amounts held in the trust account will be disbursed directly by the trustee or released to us to pay amounts due to any public stockholders who properly exercise their redemption rights to pay all or a portion of the consideration payable to the target or owners of the target of our initial business combination and to pay other expenses associated with our initial business combination, including the business combination marketing fee of $11,068,750.
Transaction costs of the Initial Public Offering amounted to approximately $4,727,552, consisting of $6,325,000 of underwriting discounts and commissions, and $682,552 of other offering costs, offset by reimbursement from the underwriter of approximately $2,280,000.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on
Form 10-Q.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of May, 2022.

GSR II METEORA ACQUISITION CORP.

By:	/s/ Gus Garcia
Name:	Gus Garcia
Title:	Co-Chief Executive Officer