Form 10-Q
period 2022-06-30
GSR II Meteora Acquisition Corp.
filed 2022-08-15
CIK 1901799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
of the Exchange Act).    Yes  ☒     No  ☐
As of August
15th
, 2022, 31,625,000 shares of Class A common stock, par value $0.0001 per share, and 7,906,250 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

GSR II METEORA ACQUISITION CORP.
Quarterly Report on Form
10-Q
For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
GSR II METEORA ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021

Assets:
Current assets:
Cash	$1,523,280	$44,739
Prepaid expenses	776,178	—

Total current assets	2,299,458	44,739
Deferred offering costs associated with initial public offering	—	350,201
Investments held in Trust Account	321,175,953	—

Total Assets	$323,475,411	$394,940

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$53,945	$—
Accrued expenses	119,171	300,000
Franchise tax payable	100,050	905
Income tax payable	17,112	—
Note payable—related party	—	80,000

Total current liabilities	290,278	380,905
Commitments and Contingencies (Note 6)
Class A common stock, 100,000,000 shares authorized; 31,625,000 and -0- shares subject to possible redemption issued and outstan ding at approximately $10.15 and $0.00 per s hare as of June 30, 2022 and December 31, 2021, respectively	320,993,750	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,906,250 shares issued and outstanding	791	791
Additional paid-in capital	2,776,657	24,209
Accumulated deficit	(586,065)	(10,965)

Total stockholders’ equity	2,191,383	14,035

Total Liabilities and Stockholders’ Equity	$323,475,411	$394,940

The accompanying notes are an integral part of these unaudited condensed financial statements.

GSR II METEORA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2022	For the six months ended June 30, 2022

General and administrative expenses	$477,741	$640,378
Franchise tax expenses	50,000	99,813

Loss from operations	(527,741)	(740,191)
Other income:
Change in value of investments held in Trust Account	408,963	182,203

Total other income	408,963	182,203

Loss before income tax expense	(118,778)	(557,988)

Income tax expense	17,112	17,112

Net loss	$(135,890)	$(575,100)

Weighted average shares outstanding of Class A common stock	31,625,000	21,316,298

Basic and diluted net income per share, Class A common stock	$(0.00)	$0.32

Weighted average shares outstanding of Class B common stock	7,906,250	7,906,250

Basic and diluted net loss per share, Class B common stock	$(0.00)	$(0.95)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GSR II METEORA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2021	7,906,250	$791	$24,209	$(10,965)	$14,035
Sale of private placement warrants to Sponsor in private placement	—	—	12,223,750	—	12,223,750
Fair value of warrants and rights included in the Units sold in the Initial Public Offering	—	—	17,710,000	—	17,710,000
Offering costs associated with issuance of warrants as part of the Units in the Initial Public Offering (net of reimbursement from underwriter)	—	—	(135,698)	—	(135,698)
Accretion for Class A common stock to redemption amount	—	—	(27,045,604)	—	(27,045,604)
Net loss	—	—	—	—	(439,210)

Balance - March 31, 2022	7,906,250	$791	$2,776,657	$(450,175)	$2,327,273
Net loss	—	—	—	(135,890)	(135,890)

Balance - June 30, 2022	7,906,250	$791	$2,776,657	$(586,065)	$2,191,383

The accompanying notes are an integral part of these unaudited condensed financial statements.

GSR II METEORA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022

Cash Flows from Operating Activities:
Net loss	$(575,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in value of investments held in Trust Account	(182,203)
Changes in operating assets and liabilities:
Prepaid expenses	(776,178)
Accounts payable	53,945
Accrued expenses	39,171
Franchise tax payable	99,145
Income tax payable	17,112

Net cash used in operating activities	(1,324,108)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(320,993,750)

Net cash used in investing activities	(320,993,750)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	161,543
Repayment of note payable to related party	(241,543)
Proceeds received from initial public offering, gross	316,250,000
Proceeds received from private placement	12,223,750
Offering costs paid (net of reimbursement from underwriter)	(4,597,351)

Net cash provided by financing activities	323,796,399

Net change in cash	1,478,541
Cash - beginning of the period	44,739

Cash - end of the period	$1,523,280

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000
Reversal of accrued offering costs	$290,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY
GSR II Meteora Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on
October 14, 2021
. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities that the Company has not yet identified (“Business Combination”).
As of June 30, 2022, the Company had not yet commenced operations. All activity through June 30, 2022 relates to the Company’s formation and the Company’s initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income from the proceeds held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.
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
Liquidity and Capital Resources
As of June 30, 2022, the Company had approximately $1.5 million in cash, and working capital of approximately $2.0 million (including tax obligations of approximately

$117,000
; however, such amount may be paid by proceeds earned from interest income on investments held in Trust Account, to the extent available).
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

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
and pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP and have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or for any future period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in change in value of
investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
paid-in
capital.
Net Loss Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome. In order to determine the net income (loss) attributable to both the Class A and Class B common stock, the Company first considered the total income (loss) allocable to both sets of shares, including the accretion of Class A redeemable shares to redemption value which represents the difference between the gross proceeds of the Initial Public Offering, net of offering costs, and the redemption value of the redeemable shares of $10.15 per share. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between Class A and Class B common stock for the three and six months ended June 30, 2022.
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

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the three months ended June 30, 2022	For the six months ended June 30, 2022

Net loss	$(135,890)	$(575,100)
Accretion of redeemable common stock to redemption amount	—	(27,045,604)

Net loss including accretion of temporary equity to redemption value	$(135,890)	$(27,620,704)

	For the three months ended June 30, 2022		For the six months ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity to redemption value	$(108,712)	$(27,178)	$(20,147,838)	$(7,472,866)
Accretion of common stock to redemption value	—	—	27,045,604	—

Net income (loss)	(108,712)	(27,178)	6,897,766	(7,472,866)
Denominator:
Basic and diluted weighted average shares outstanding	31,625,000	7,906,250	21,316,298	7,906,250

Basic and diluted net income (loss) per share	$(0.00)	$(0.00)	$0.32	$(0.95)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of June 30, 2022 and December 31, 2021.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
On March 1, 2022, the Company consummated its Initial Public Offering of 31,625,000 Units, including the issuance of 4,125,000 Units as a result of the underwriter’s full
exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of approximately $316.3 million, and incurring offering costs of approximately $4.7 million.
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

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, the Company had no borrowings under the Working Capital Loans.

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement
On February 24, 2022, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to reimburse the Sponsor $66,666 per month for office space, utilities and secretarial and administrative support made available to the Company through the earlier of consummation of the initial Business Combination and the Company’s liquidation. The Company incurred $199,998 and $266,664 in connection with such fees during the three and six months ended June 30, 2022, respectively, reported within general and administrative expenses in the accompanying statement of operations.
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
Business Combination Marketing Agreement
On February 24, 2022, the Company entered into a business combination marketing agreement (the “Business Combination Marketing Agreement”) to engage the underwriter, Oppenheimer & Co., as advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with the potential Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company agreed to pay Oppenheimer & Co. a cash fee for such marketing services upon the consummation of the initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering, or approximately $11.1 million in the aggregate (the “Marketing Fees”). The Marketing Fees will become payable to Oppenheimer & Co. from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement for the Initial Public
Offering. Up to $0.105 per unit, or up to approximately $3.3 million of such Marketing Fees, may instead be paid, at the Company’s sole discretion, to third parties advisors not participating in the Initial Public Offering that assist the Company in consummating the initial Business Combination.
As of June 30, 2022, the Company determined that a Business Combination is not considered probable. No liability will be recorded for such Marketing Fee until it becomes probable that the fee will be paid. If the fee is determined to be a transaction cost for the Business Combination then the amount payable to the underwriter may be accounted for as an expense in the period the liability is recorded.

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ EQUITY
Preferred Stock
-The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
-The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022, there were 31,625,000 shares of Class A common stock issued or outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the balance sheet. As of December 31, 2021, there were no shares of Class A common stock issued or outstanding.
Class
 B Common Stock
-The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 7,906,250 shares of Class B common stock issued and outstanding. Of the 7,906,250 shares of Class B common stock outstanding, up to 1,031,250 shares were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part so that the Founder Shares would collectively represent 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On March 1, 2022, the underwriter consummated the exercise in full of the over-allotment; thus, these 1,031,250 shares of Class B common stock were no longer subject to forfeiture.
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
Rights
-As of June 30, 2022, the Company had 1,976,562 Rights outstanding, There were no Rights outstanding as of December 31, 2021. Each holder of a whole Right will receive one share of Class A common stock upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a whole Right will be required to affirmatively convert his, her or its Rights in order to receive the one share underlying each whole Right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights, and the Rights will expire worthless. No fractional shares will be issued upon conversion of any Rights.

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrants
-As of June 30, 2022, the Company had 31,625,000 Public Warrants and 12,223,750 Private Placement Warrants outstanding. There were no warrants outstanding as of December 31, 2021. The warrants will become exercisable 30 days after the completion of an Initial Business Combination; provided the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than twenty business days after the closing of the Initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
As of June 30, 2022, we had not yet commenced operations. All activity through June 30, 2022 relates to our formation and our initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating
income from the proceeds held in the Trust Account (as defined below). We have selected December 31 as our fiscal year end.
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
Liquidity and Capital Resources
As of June 30, 2022, we had approximately $1.5 million in cash, and working capital of approximately $2.0 million (including tax obligations of approximately $117,000; however, such amount may be paid by proceeds earned from interest income on investments held in Trust Account, to the extent available).
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
Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect our ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our ability to complete a Business Combination and the value of our securities.
Results of Operations
Our entire activity since inception up to June 30, 2022 relates to our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating
income from the proceeds held in the Trust Account.
For the three months ended June 30, 2022, we had a net loss of approximately $136,000, which consisted of approximately $478,000 in general and administrative expenses, $50,000 in franchise tax expense and approximately $17,000 in income tax expenses, partially offset by approximately $409,000 of increase in value of investments held in Trust Account.
For the six months ended June 30, 2022, we had a net loss of approximately $575,000, which consisted of approximately $640,000 in general and administrative expenses, approximately $100,000 in franchise tax expense and approximately $17,000 in income tax expenses, partially offset by approximately $182,000 of decrease in value of investments held in Trust Account.
Contractual Obligations
Administrative Support Agreement
On February 24, 2022, we entered into an agreement with the Sponsor, pursuant to which we agreed to reimburse our Sponsor $66,666 per month for office space, utilities and secretarial and administrative support made available to us through the earlier of consummation of the initial Business Combination and our liquidation. We incurred $199,998 and $266,664 in connection with such fees during the three and six months ended June 30, 2022, respectively, reported within general and administrative expenses in the accompanying statement of operations.
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
We agreed to pay Oppenheimer & Co. a cash fee for such marketing services upon the consummation of the initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering, or approximately $11.1 million in the aggregate (the “Marketing Fees”). The Marketing Fees will become payable to Oppenheimer & Co. from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement for the Initial Public Offering. Up to $0.105 per unit, or up to approximately $3.3 million of such Marketing Fees, may instead be paid, at our sole discretion, to third parties advisors not participating in the Initial Public Offering that assist us in consummating the initial Business Combination. As of June 30, 2022, we determined that a Business Combination is not considered probable. No liability will be recorded for such Marketing Fee until it becomes probable that the fee will be paid. If the fee is determined to be a transaction cost for the Business Combination then the amount payable to the underwriter may be accounted for as an expense in the period the liability is recorded.
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
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for is in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We are still evaluating the impact of this pronouncement on the financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of June 30, 2022, as such term is defined in Rules
13a-15(e)
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART
II-OTHER
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of August, 2022.

GSR II METEORA ACQUISITION CORP.

By:	/s/ Gus Garcia
Name:	Gus Garcia
Title:	Co-Chief Executive Officer