Form 10-Q
period 2022-09-30
GSR II Meteora Acquisition Corp.
filed 2022-11-14
CIK 1901799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November
14
, 2022, 31,625,000 shares of Class A common stock, par value $0.0001 per share, and 7,906,250 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

GSR II METEORA ACQUISITION CORP.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2022

1

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
GSR II METEORA ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
Assets:
Current assets:
Cash	$961,003	$44,739
Prepaid expenses	635,283	—

Total current assets	1,596,286	44,739
Deferred offering costs associated with initial public offering	—	350,201
Investments held in Trust Account	322,798,354	—

Total Assets	$324,394,640	$394,940

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$24,023	$—
Accrued expenses	3,038,089	300,000
Franchise tax payable	150,050	905
Income tax payable	347,365	—
Note payable—related party	—	80,000

Total current liabilities	3,559,527	380,905
Commitments and Contingencies (Note 6)
Class A common stock, 100,000,000 shares authorized; 31,625,000 and -0- shares subject to possible redemption issued and outstanding at $10.15 and $0.00 per share as of September 30, 2022 and December 31, 2021, respectively	322,200,271	—
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,906,250 shares issued and outstanding	791	791
Additional paid-in capital	1,570,136	24,209
Accumulated deficit	(2,936,085)	(10,965)

Total stockholders’ equity (deficit)	(1,365,158)	14,035

Total Liabilities and Stockholders’ Equity (Deficit)	$324,394,640	$394,940

The accompanying notes are an integral part of these unaudited condensed financial statements.

GSR II METEORA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022
General and administrative expenses	$3,592,168	$4,232,546
Franchise tax expenses	50,000	149,813

Loss from operations	(3,642,168)	(4,382,359)
Other income:
Change in value of investments held in Trust Account	1,622,401	1,804,604

Total other income	1,622,401	1,804,604

Loss before income tax expense	(2,019,767)	(2,577,755)
Income tax expense	330,253	347,365

Net loss	$(2,350,020)	$(2,925,120)

Weighted average shares outstanding of Class A common stock	31,625,000	24,790,293

Basic and diluted net income (loss) per share, Class A common stock	$(0.04)	$0.20

Weighted average shares outstanding of Class B common stock	7,906,250	7,906,250

Basic and diluted net loss per share, Class B common stock	$(0.12)	$(0.99)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GSR II METEORA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

					Total
	Class B Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2021	7,906,250	$791	$24,209	$(10,965)	$14,035
Sale of private placement warrants to Sponsor in private placement	—	—	12,223,750	—	12,223,750
Fair value of warrants and rights included in the Units sold in the Initial Public Offering	—	—	17,710,000	—	17,710,000
Offering costs associated with issuance of warrants as part of the Units in the Initial Public Offering (net of reimbursement from underwriter)	—	—	(135,698)	—	(135,698)
Accretion for Class A common stock to redemption amount	—	—	(27,045,604)	—	(27,045,604)
Net loss	—	—	—	(439,210)	(439,210)

Balance - March 31, 2022	7,906,250	$791	$2,776,657	$(450,175)	$2,327,273
Net loss	—	—	—	(135,890)	(135,890)

Balance - June 30, 2022	7,906,250	$791	$2,776,657	$(586,065)	$2,191,383
Accretion for Class A common stock to redemption amount	—	—	(1,206,521)	—	(1,206,521)
Net loss	—	—	—	(2,350,020)	(2,350,020)

Balance - September 30, 2022	7,906,250	$791	$1,570,136	$(2,936,085)	$(1,365,158)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GSR II METEORA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

Cash Flows from Operating Activities:
Net loss	$(2,925,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in value of investments held in Trust Account	(1,804,604)
Changes in operating assets and liabilities:
Prepaid expenses	(635,283)
Accounts payable	24,023
Accrued expenses	2,958,089
Franchise tax payable	149,145
Income tax payable	347,365

Net cash used in operating activities	(1,886,385)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(320,993,750)

Net cash used in investing activities	(320,993,750)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	161,543
Repayment of note payable to related party	(241,543)
Proceeds received from initial public offering, gross	316,250,000
Proceeds received from private placement	12,223,750
Offering costs paid (net of reimbursement from underwriter)	(4,597,351)

Net cash provided by financing activities	323,796,399

Net change in cash	916,264
Cash - beginning of the period	44,739

Cash - end of the period	$961,003

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000
Reversal of accrued offering costs	$290,000
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
As of September 30, 2022, the Company had not yet commenced operations. All activity through September 30, 2022 relates to the Company’s formation and the Company’s initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income
from the proceeds held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.
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
Proposed Business Combination
On October 4, 2022, the board of directors of the Company unanimously approved the transaction agreement (the “Transaction Agreement”), dated on August 24, 2022, by and among the Company, the Sponsor, BT Assets, Inc., a Delaware corporation (“BT Assets”), and Lux Vending, LLC, a Georgia limited liability company and a wholly owned subsidiary of BT Assets, dba Bitcoin Depot (“BT OpCo”), as fully disclosed in the Current Report on Form 8-K filed with the SEC on August 25, 2022. Pursuant to the Transaction Agreement, among other things, the Company will enter into a series of transactions with Sponsor, BT Assets and BT OpCo. Upon the consummation of the business combination (the “Closing”), the Company will change its name to Bitcoin Depot Inc. (and the combined post-business combination company will be reorganized into an umbrella partnership C corporation (or “Up-C”) structure).
Going Concern Consideration
As of September 30, 2022, the Company had approximately $961,000 in cash, and working capital deficit of approximately $2.0 million (taking into account tax obligations of approximately $497,000; however, such amount may be paid by proceeds earned from interest income on investments held in Trust Account, to the extent available).
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

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” the Company has until June 1, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of the Company.
Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Management plans to address this uncertainty through the initial Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the initial Business Combination will be successful or successful within the Combination Period (by June 1, 2023). The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally
1
% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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
Article 10 of
Regulation S-X and
pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP and have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or for any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on
Form 8-K and
the final prospectus filed by the Company with the SEC on March 7, 2022 and February 28, 2022, respectively.
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reporting periods.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.
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

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Net Loss Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome. In order to determine the net income (loss) attributable to both the Class A and Class B common stock, the Company first considered the total income (loss) allocable to both sets of shares, including the accretion of Class A redeemable shares to redemption value which represents the difference between the gross proceeds of the Initial Public Offering, net of offering costs, and the redemption value of the redeemable shares of $10.15 per share. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between Class A and Class B common stock for the three and nine months ended September 30, 2022.
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 43,848,750 shares of Class A common stock and the Rights to receive 1,976,562 shares of Class A common stock in the calculation of diluted loss per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022
Net loss	$(2,350,020)	$(2,925,120)
Accretion of redeemable common stock to redemption amount	(2,448,668)	(29,559,550)

Net loss including accretion of temporary equity to redemption value	$(4,798,688)	$(32,484,670)

	For the three months ended September 30, 2022		For the nine months ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity to redemption value	$(3,838,950)	$(959,738)	$(24,629,653)	$(7,855,018)
Accretion of common stock to redemption value	2,448,688	—	29,559,550	—

Net income (loss)	(1,390,282)	(959,738)	4,929,898	(7,855,018)
Denominator:
Basic and diluted weighted average shares outstanding	31,625,000	7,906,250	24,790,293	7,906,250

Basic and diluted net income (loss) per share	$(0.04)	$(0.12)	$0.20	$(0.99)

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
On February 16, 2022, the Sponsor transferred 20,000 shares to each of the independent directors. The independent directors agreed that such shares would not vest until and unless the last reported closing price of the Class A common stock (or the equivalent security following the Business Combination) of the Company or applicable successor exceeds $10.00 per share for twenty days during any thirty-day period
starting on the first trading day immediately after the Company consummates its initial Business Combination. The sale of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

applicable accounting literature in this circumstance. As of
September 30, 2022, the Company
 determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
Related Party Loans
On November 16, 2021, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note is non-interest bearing,
unsecured and due upon the closing of the Initial Public Offering. The Company borrowed approximately $242,000 under the Note and repaid the balance in full on March 4, 2022.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
On February 24, 2022, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to reimburse the Sponsor $66,666 per month for office space, utilities and secretarial and administrative support made available to the Company through the earlier of consummation of the initial Business Combination and the Company’s liquidation. The Company incurred $199,998 and $466,663 in connection with such fees during the three and nine months ended September 30, 2022, respectively, reported within general and administrative expenses in the accompanying statements of operations.
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

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Business Combination Marketing Agreement
On February 24, 2022, the Company entered into a business combination marketing agreement (the “Business Combination Marketing Agreement”) to engage the underwriter, Oppenheimer & Co., as advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with the potential Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company agreed to pay Oppenheimer & Co. a cash fee for such marketing services upon the consummation of the initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering, or approximately $11.1 million in the aggregate (the “Marketing Fees”). The Marketing Fees will become payable to Oppenheimer & Co. from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement for the Initial Public Offering. Up to $0.105 per unit, or up to approximately $3.3 million of such Marketing Fees, may instead be paid, at the Company’s sole discretion, to third parties advisors not participating in the Initial Public Offering that assist the Company in consummating the initial Business Combination. As of September 30, 2022, the Company determined that a Business Combination is not considered probable. No liability will be recorded for such Marketing Fee until it becomes probable that the fee will be paid. If the fee is determined to be a transaction cost for the Business Combination then the amount payable to the underwriter may be accounted for as an expense in the period the liability is recorded.
NOTE 7. REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ EQUITY
Preferred Stock
-The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
-The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022, there were 31,625,000 shares of Class A common stock issued or outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the balance sheet. As of December 31, 2021, there were no shares of Class A common stock issued or outstanding.
Class
 B Common Stock
-The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 7,906,250 shares of Class B common stock issued and outstanding. Of the 7,906,250 shares of Class B common stock outstanding, up to 1,031,250 shares were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part so that the Founder Shares would collectively represent 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On March 1, 2022, the underwriter consummated the exercise in full of the over-allotment; thus, these 1,031,250 shares of Class B common stock were no longer subject to forfeiture.
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

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Rights
-As of September 30, 2022, the Company had 1,976,562 Rights outstanding, There were no Rights outstanding as of December 31, 2021. Each holder of a whole Right will receive one share of Class A common stock upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a whole Right will be required to affirmatively convert his, her or its Rights in order to receive the one share underlying each whole Right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights, and the Rights will expire worthless. No fractional shares will be issued upon conversion of any Rights.
Warrants
-As of September 30, 2022, the Company had 31,625,000 Public Warrants and 12,223,750 Private Placement Warrants outstanding. There were no warrants outstanding as of December 31, 2021. The warrants will become exercisable 30 days after the completion of an Initial Business Combination; provided the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than twenty business days after the closing of the Initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of September 30, 2022, we had not yet commenced operations. All activity through September 30, 2022 relates to our formation and our initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds held in the Trust Account (as defined below). We have selected December 31 as our fiscal year end.

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

Proposed Business Combination

On August 24, 2022, we entered into a transaction agreement (the “Business Combination Agreement”), by and among us, our Sponsor, BT Assets, Inc., a Delaware corporation (“BT Assets”), and Lux Vending, LLC, a Georgia limited liability company and a wholly owned subsidiary of BT Assets, dba Bitcoin Depot (“Lux Vending”), as fully disclosed in a Current Report on Form 8-K filed with the SEC on August 25, 2022.

The obligations of the parties to consummate the transactions contemplated by the Business Combination Agreement (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Business Combination”) are subject to the satisfaction or waiver of certain customary closing conditions.

Going Concern Consideration

As of September 30, 2022, we had approximately $961,000 in cash, and working capital deficit of approximately $2.0 million (taking into account tax obligations of approximately $497,000; however, such amount may be paid by proceeds earned from interest income on investments held in Trust Account, to the extent available).

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

We have incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” we have until June 1, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of our company.

Our management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Management plans to address this uncertainty through the initial Business Combination as discussed above. There is no assurance that our plans to consummate the initial Business Combination will be successful or successful within the Combination Period (by June 1, 2023). The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

Results of Operations

Our entire activity since inception up to September 30, 2022 relates to our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds held in the Trust Account.

For the three months ended September 30, 2022, we had a net loss of approximately $2.4 million, which consisted of approximately $3.6 million in general and administrative expenses, $50,000 in franchise tax expense and approximately $330,000 in income tax expenses, partially offset by approximately $1.6 million of increase in value of investments held in Trust Account.

For the nine months ended September 30, 2022, we had a net loss of approximately $2.9 million, which consisted of approximately $4.2 million in general and administrative expenses, approximately $150,000 in franchise tax expense and approximately $347,000 in income tax expenses, partially offset by approximately $1.8 million of increase in value of investments held in Trust Account.

Contractual Obligations

Administrative Support Agreement

On February 24, 2022, we entered into an agreement with the Sponsor, pursuant to which we agreed to reimburse our Sponsor $66,666 per month for office space, utilities and secretarial and administrative support made available to us through the earlier of consummation of the initial Business Combination and our liquidation. We incurred $199,998 and $466,663 in connection with such fees during the three and nine months ended September 30, 2022, respectively, reported within general and administrative expenses in the accompanying statement of operations.

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

We agreed to pay Oppenheimer & Co. a cash fee for such marketing services upon the consummation of the initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering, or approximately $11.1 million in the aggregate (the “Marketing Fees”). The Marketing Fees will become payable to Oppenheimer & Co. from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement for the Initial Public Offering. Up to $0.105 per unit, or up to approximately $3.3 million of such Marketing Fees, may instead be paid, at our sole discretion, to third parties advisors not participating in the Initial Public Offering that assist us in consummating the initial Business Combination. As of September 30, 2022, we determined that a Business Combination is not considered probable. No liability will be recorded for such Marketing Fee until it becomes probable that the fee will be paid. If the fee is determined to be a transaction cost for the Business Combination then the amount payable to the underwriter may be accounted for as an expense in the period the liability is recorded.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our preliminary proxy statement filed with the SEC on October 5, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our preliminary proxy statement filed with the SEC on October 5, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1**	Transaction Agreement, dated as of August 24, 2022, by and among GSR II Meteora Acquisition Corp., GSR II Meteora Sponsor LLC, BT Assets, Inc., and Lux Vending, LLC.

10.1	Sponsor Support Agreement, dated as of August 24, 2022, by and among GSR II Meteora Acquisition Corp., GSR II Meteora Sponsor LLC, and Lux Vending, LLC.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*   These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

** Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2022.

GSR II METEORA ACQUISITION CORP.

By:	/s/ Gus Garcia
Name:	Gus Garcia
Title:	Co-Chief Executive Officer