Form 10-K
period 2022-12-31
GSR II Meteora Acquisition Corp.
filed 2023-03-30
CIK 1901799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
001-41305

GSR II Meteora Acquisition Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-3203989
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

418 Broadway, Suite N Albany, New York	12207
Address of Principal Executive Offices	Zip Code
Registrant’s telephone number, including area code: (561)
532-4682
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, one warrant and one sixteenth of one right	GSRMU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	GSRM	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	GSRMW	The Nasdaq Stock Market LLC
Rights, each whole right entitling the holder to receive one share of Class A common stock	GSRMR	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐;    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐;    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐;
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐;
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.  ☒

Large accelerated filer	☐;	Accelerated filer	☐

Non-accelerated filer	☒;	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☒    No  ☐;
The aggregate market value of the shares of common stock held by non-affiliates
of the registrant, computed as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $315,617,500.
As of March 15, 2023, there were 31,625,000 shares of Class A common stock, par value $0.0001, and 7,906,250 shares of Class B common stock, $0.0001 par value, issued and outstanding.
Documents Incorporated by Reference
None.

Unless otherwise stated in this Annual Report on Form 10-K for the year ended December 31, 2022 (this “Form 10-K”), references to:

•

“BT OpCo,” “Lux Vending” and “Bitcoin Depot” are to (i) Lux Vending, LLC, a Georgia limited liability company and wholly-owned subsidiary of BT Assets, before the business combination; and (ii) the BT Surviving Entity, after the business combination;

•

“BT OpCo A&R LLC Agreement” are to immediately prior to the Closing, the limited liability company agreement of the BT Surviving Entity, as amended and restated in connection with the Business Combination;

•	“Closing” are to the consummation of the business combination;

•

“Contribution Common Units” are to a number of OpCo Common Units equal to (i) the number of shares of PubCo Common Stock, other than PubCo Class E Common Stock, outstanding at the Closing and not held by BT Assets, multiplied by (ii) the Contribution Amount, divided by (iii) the amount of PubCo Available Cash;

•	“GSRM,” “PubCo,” “we,” “us,” “company” or “our company” are to GSR II Meteora Acquisition Corp., a Delaware corporation;

•

PubCo common stock” are to the PubCo Class A common stock, the PubCo Class B common stock, the PubCo Class E common stock, the PubCo Class M common stock, the PubCo Class O common stock, and the PubCo Class V common stock, collectively;

•

“PubCo Class A common stock” are to (a) prior to giving effect to the business combination, the Class A common stock, par value $0.0001 per share, of GSRM, and (b) after giving effect to the business combination, the Class A common stock, par value $0.0001 per share, of PubCo ( as the combined post-business combination company);

•

“PubCo Class B common stock” are to (a) prior to giving effect to the business combination, the Class B common stock, par value $0.0001 per share, of GSRM, and (b) after giving effect to the business combination, the Class B common stock, par value $0.0001 per share, of PubCo (as the combined post-business combination company);

•	“PubCo Class E-1 common stock” are to the Class E-1 common stock, par value $0.0001, of PubCo;

•	“PubCo Class E-2 common stock” are to the PubCo Class E-2 common stock, par value $0.0001, of PubCo;

•	“PubCo Class E-3 common stock” are to the PubCo Class E-3 common stock, par value $0.0001, of PubCo;

•	“PubCo Class E common stock” are to the PubCo Class E-1 common stock, PubCo Class E-2 common stock and PubCo Class E-3 common stock, collectively;

•	“PubCo Class M common stock” are to PubCo Class M common stock, par value $0.0001, of PubCo;

•	“PubCo Class O common stock” are to the PubCo Class O common stock, par value $0.0001, of PubCo;

•	“PubCo Class V common stock” are to the PubCo Class V common stock, par value $0.0001, of PubCo;

•

PubCo Earn-Out Units are to the following units of BT OpCo: (i) a number of BT OpCo Class 1 Earn-Out Units equal to the number of shares of PubCo Class E-1 Common Stock issued to Sponsor under the Sponsor Support Agreement, if any, (ii) a number of BT OpCo Class 2 Earn-Out Units equal to the number of shares of PubCo Class E-2 Common Stock issued to Sponsor under the Sponsor Support Agreement, if any, and (iii) a number of BT OpCo Class 3 Earn-Out Units equal to the number of shares of PubCo Class E-3 Common Stock issued to Sponsor under the Sponsor Support Agreement, if any;

•

“PubCo private placement warrants” are to the warrants issued to certain of PubCo’s initial stockholders in a private placement that closed simultaneously with the closing of the IPO, and which, after the effectiveness of the business combination, will be in the name of PubCo as the combined post-business combination company;

•

“PubCo public warrants” are to the warrants sold by PubCo as part of the units in the IPO, and which, after the effectiveness of the business combination, will be in the name of the combined post-business combination company;

•	“PubCo rights” are to the rights, divided into sixteenths, entitling the holder of one whole right to receive one share of PubCo Class A common stock upon the consummation of the business combination;

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The statements contained in this Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements and other benefits;

•	our potential ability to obtain additional financing to complete a business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential changes in control of us if we acquire one or more target businesses for stock;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	our expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;

•	our use of proceeds not held in the trust account; or

•	our financial performance, including following our initial business combination.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

ITEM 1. BUSINESS

General

We are a blank check company formed under the laws of the State of Delaware on October 13, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to as our initial business combination throughout this Annual Report on Form 10-K.

We believe our management team is well-positioned to capitalize on trends and to identify, acquire, and manage a business that can benefit from their operational, strategic, managerial and transaction experience, as well as their differentiated networks.

We will seek to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or managerial redirection to maximize value. We may also look at earlier stage companies that exhibit the potential to change the industries in which they participate and which will offer the potential of sustained high levels of revenue and earnings growth.

On August 24, 2022, we entered into a transaction agreement (the “Transaction Agreement”), by and among us, GSR II Sponsor LLC (our “Sponsor” and, together with us, the “GSR Entities”), BT Assets, Inc., a Delaware corporation (“BT Assets”), and Lux Vending, LLC, a Georgia limited liability company and a wholly owned subsidiary of BT Assets, dba Bitcoin Depot (“Lux Vending” and, together with BT Assets, the “BT Entities”). Pursuant to the Transaction Agreement, among other things, the Company will enter into a series of transactions with Sponsor, BT Assets and BT OpCo. Upon the consummation of the transactions contemplated by the Transaction Agreement (the “Closing”), the Company will change its name to Bitcoin Depot Inc. (and the combined post-business combination company will be reorganized into an umbrella partnership C corporation (or “Up-C”) structure).

Upon the terms and subject to the conditions of the Transaction Agreement, in accordance with the Delaware General Corporation Law, and prior to or at the Closing, the GSR Entities and the BT Entities will enter into the following transactions (the “Business Combination”):

(i)	Lux Vending will merge with and into a newly-formed Delaware limited liability company known as “Bitcoin Depot Operating LLC” (“BT OpCo”);

(ii)

BT Assets will sell, transfer, assign, convey and deliver to us and the we will purchase and accept from BT Assets, the Purchased Common Units in exchange for certain cash consideration (the “Over the Top Consideration”).

(iii)

We will assign, transfer, contribute and deliver to BT OpCo certain cash consideration (the “Contribution Amount”), and BT OpCo will issue and deliver to us (i) at the Closing, the Contribution Common Units, and (ii) at the Closing and immediately following the effectiveness of BT OpCo amending and restating its limited BT OpCo A&R LLC Agreement, certain Matching Warrants and PubCo Earn-Out Units. The Over the Top Consideration and the Contribution Amount will be distributed in accordance with the Cash Distribution Waterfall as set forth in the Transaction Agreement.

Our Management Team

For more information on the experience and background of our management team, see the section entitled “Management.”

Business Strategy

Our strategy is to leverage our team’s extensive track record in SPAC-related mergers & acquisitions, strategic advisory and capital markets to identify and complete an initial business combination. We believe our target selection process, as well as our management team and founders’ SPAC expertise will provide us with a competitive advantage as we source and execute our initial business combination. This may include, without limitation, high-growth targets in the software, technology-enabled manufacturing and services, mobility and transportation sectors, as well as companies that help to address evolving environmental, social and governance (“ESG”) related issues, where a public listing, financing from an initial business combination and access to public capital markets will enable the target to build on its competitive advantages and allow the target company’s management and directors to further accelerate its growth profile.

Acquisition / Investment Criteria

Consistent with our business strategy, we have identified the following general criteria that we believe are important in evaluating prospective target businesses. We used this criteria in evaluating initial business combination opportunities. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity.

The Board considered a number of factors pertaining to the Business Combination as generally supporting its decision to enter into the Business Combination Agreement and the transactions contemplated thereby, including, but not limited to, the following material factors:

•

Operating stability with significant growth potential. Bitcoin Depot has consistent profit margins and expansion plans underway that can significantly increase revenue and profit. These expansion plans include, but are not limited to, expanding the number of ATM locations with current customers, such as Circle K, entering into new agreements with other retailers, expansion of Bitcoin Depot’s BDCheckout product, expanding internationally and acquiring competitors;

•

Focus on compliance. Bitcoin Depot has established robust multi-layer compliance procedures, including KYC (Know-Your-Customer) and AML (Anti-Money Laundering) programs. Bitcoin Depot’s compliance team takes a proactive approach to industry requirements, monitoring and reporting suspicious activities and working closely with law enforcement as required;

•

A high-quality senior management team. Bitcoin Depot’s management team has extensive industry experience, solid understanding of business operations, and in-depth knowledge of industry trends and customer needs, and is expected to remain with the post-combination company after consummation of the transaction. Bitcoin Depot management has a proven track record of operating and expanding their network across the U.S. and Canada and of strong financial performance;

•	An attractive valuation. Bitcoin Depot’s expected valuation indicates attractive discounts to comparable public market companies;

•

Opinion of PubCo’s Fairness Opinion Advisor. The PubCo board of directors took into account the opinion of Ladenburg, dated August 24, 2022, to the PubCo board of directors to the effect that, as of such date and based upon and subject to the qualifications, limitations and assumptions stated in its opinion, the consideration to be paid by PubCo pursuant to the Transaction Agreement, is fair to PubCo and the holders of shares of PubCo Class A common stock, other than the Sponsor and the directors of PubCo who hold shares of PubCo Common Stock;

•

Use of Proceeds. Bitcoin Depot has reasonable expectations relating to the use of the funds it will receive in the business combination, with a significant portion of the funds earmarked for its ongoing expansion plans;

•

Other Alternatives. The PubCo board of directors believed, after a review of other business combination opportunities reasonably available to PubCo, that the proposed business combination represents the best potential business combination for PubCo based on its evaluation of Bitcoin Depot and other potential acquisition targets;

•

Other Alternatives. The PubCo board of directors believed, after a review of other business combination opportunities reasonably available to PubCo, that the proposed business combination represents the best potential business combination for PubCo based on its evaluation of Bitcoin Depot and other potential acquisition targets;

•

Stockholder Approval. The PubCo board of directors considered the fact that, in connection with the business combination, PubCo stockholders have the option to (i) remain stockholders of the post-combination company, (ii) sell their shares of PubCo Class A common stock or (iii) redeem their shares of PubCo Class A common stock for the per share amount held in the Trust Account pursuant to the terms of the GSRM Certificate of Incorporation; and

•

Alignment with public stockholders. Bitcoin Depot’s founder and principal stockholder has expressed that he is not planning to sell all of his shares at the time of the business combination and has expressed commitment to remain as a significant owner. The founder will be required to subject his Bitcoin Depot shares to a lock-up, with 25% of shares being released at each quarterly earnings release that occurs, starting with the quarterly earnings release that is at least 60 days post-Closing, subject to an early release at the discretion of the independent members of the PubCo board of directors.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria as well as other considerations and factors that our management team and advisors may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Annual Report on Form 10-K, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Notwithstanding the foregoing, these criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may or may not be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant.

Prior to the consummation of the IPO, the Sponsor paid an aggregate purchase price of $25,000, approximately $0.004 per share, to cover certain expenses of GSRM in exchange for the issuance of 5,750,000 shares of PubCo Class B common stock. On December 28, 2021, PubCo effected a 1.10-for-1 stock split for all outstanding shares of PubCo Class B common stock, resulting in an aggregate of 6,325,000 shares of PubCo Class B common stock outstanding. On January 20, 2022, PubCo effected a 5-for-4 stock split for all outstanding shares of PubCo Class B common stock, resulting in an aggregate of 7,906,250 shares of PubCo Class B common stock outstanding. Simultaneously with the closing of the IPO, PubCo completed the private sale of 12,223,750 PubCo private placement warrants to the Sponsor at a purchase price of $1.00 per PubCo private placement warrant, generating gross proceeds to PubCo of $12,223,750, each of which entitles the holder to purchase one share of PubCo Class A common stock at an exercise price of $11.50 per share.

In order to meet GSRM’s working capital needs, the Sponsor or its affiliates, or our officers and directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, and which we refer to as working capital loans. Each such loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at a holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. If GSRM does not complete a business combination, GSRM may use a portion of proceeds held outside the Trust Account to repay these loans, but no proceeds held in the Trust Account would be used to repay these loans.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience.

Each of our directors and officers, directly or indirectly, owns founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, such officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to his or her fiduciary duties. In addition, certain of our Sponsor, officers and directors currently are directors or officers of other blank check companies, and may, in the future, Sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties under Delaware law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation will provide that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our initial public offering and the sale of private shares, our capital stock, debt or a combination of these in effecting a business combination. Accordingly, investors are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting commissions and taxes payable) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business.

We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating Bitcoin Depot, our management considered a variety of factors, including one or more of the following:

•	financial condition and results of operation;

•	growth potential;

•	brand recognition and potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	existing distribution and potential for expansion;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

•	impact of regulation on the business;

•	regulatory environment of the industry;

•	costs associated with effecting the business combination;

•	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

•	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating, we conducted an extensive due diligence review which encompassed, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which was made available to us. This due diligence review was conducted by our management.

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding deferred underwriting commissions and taxes payable) at the time of the execution of a definitive agreement for our initial business combination. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test. The GSRM Board determined that this test was met in connection with the proposed Business Combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets immediately prior to or upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until June 1, 2023 (or such later date as may be extended in accordance with the GSRM Certificate of Incorporation or amendment to such certificate), subject to applicable law in order to be able to receive a pro rata share of the trust account.

Our Sponsor, officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to redeem any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination.

None of our officers, directors, Sponsor, or their affiliates has indicated any intention to purchase units or shares of common stock from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination or that they wish to redeem their shares, our officers, directors, Sponsor, or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of redemptions. Notwithstanding the foregoing, our officers, directors, Sponsor, and their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Redemption Rights

At any meeting called to approve an initial business combination, public stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our Sponsor, initial stockholders and our officers and directors will not have redemption rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in our initial public offering or in the aftermarket.

We may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal amount and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise redemption rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of public shares delivered his certificate in connection with an election of their redemption and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

If we are unable to complete our initial business combination within such prescribed time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account (less up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our founder, officers and directors have agreed, pursuant to a letter agreement with, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or redeem 100% of our public shares if we do not complete our initial business combination within 15 months (or up to 16 months, 17 months or 18 months, as applicable if the time to complete the initial business combination has been extended in accordance with the procedures described in GSRM’s Certificate of Incorporation) from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the trust account divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above) we would not proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $2,750,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes as well as expenses relating to the administration of the trust account on interest income earned on the trust account balance, we may request the trustee to release to us an amount of up to $100,000 of such accrued interest to pay those costs and expenses.

The proceeds deposited in the Trust Account could, however, become subject to the claims of GSRM’s creditors which would have higher priority than the claims of GSRM’s public stockholders. GSRM cannot assure you that the actual per-share redemption amount received by public stockholders will not be substantially less than $10.00. While GSRM intend to pay such amounts, if any, GSRM cannot assure you that GSRM will have funds sufficient to pay or provide for all creditors’ claims.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share (which was the offering price per unit in our initial public offering)” and other risk factors contained herein.

GSRM will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than GSRM’s independent auditors), prospective target businesses and other entities with which GSRM does business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. The Sponsor will also not be liable as to any claims under GSRM’s indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act.

If GSRM files a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law, and may be included in GSRM’s insolvency estate and subject to the claims of third parties with priority over the claims of GSRM’s stockholders. To the extent any insolvency claims deplete the Trust Account, GSRM cannot assure you GSRM will be able to return $10.00 per share to GSRM’s public stockholders. Additionally, if GSRM files a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a bankruptcy court could seek to recover some or all amounts received by GSRM’s stockholders. Furthermore, the GSRM Board may be viewed as having breached its fiduciary duty to GSRM’s creditors or may have acted in bad faith, and thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. GSRM cannot assure you that claims will not be brought against us for these reasons.

GSRM’s public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) GSRM’s completion of an initial business combination, and then only in connection with those shares of GSRM Common Stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the GSRM Certificate of Incorporation (A) to modify the substance or timing of GSRM’s obligation to allow redemption in connection with GSRM’s initial business combination or to redeem 100% of the public shares if GSRM does not complete GSRM’s initial business combination by that applicable date (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of the public shares if GSRM has not completed an initial business combination by the June 1 2023 (or such later date as may be extended in accordance with the GSRM Certificate of Incorporation or amendment to such certificate), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account.

Amended and Restated Certificate of Incorporation

Because the Company will request stockholder approval in connection with a Business Combination, the Sponsor has agreed to (i) waive its redemption rights with respect to their Private Placement Shares in connection with the completion of the Business Combination, (ii) waive its redemption rights with respect to their Private Placement Shares in connection with a stockholder vote to approve an amendment to the Company’s second amended and restated certificate of incorporation (a) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination within the Combination Period (as defined below) or (b) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive its rights to liquidating distributions from the Trust Account with respect to their Private Placement Shares if the Company fails to complete the Business Combination within the Combination Period. In addition, the Sponsor has agreed to vote any share it held in favor of the Business Combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•

we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

•

if our initial business combination is not consummated by June 1, 2023 (unless otherwise extended in accordance with our certificate of incorporation) and has not completed another business combination by such date then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

•

we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

•

prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in our initial public offering on an initial business combination.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination, and our outstanding warrants and rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

Our executive offices are located at 418 Broadway, Suite N, Albany, New York, and our telephone number is 561-532-4682. Commencing on the date of this prospectus, we have agreed to pay our Sponsor a total of $66,666 per month for office space, secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Employees

We currently have three officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Audited Financial Statements

We will register our units, Class A common stock, rights and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business selected by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control over financial reporting for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control over financial reporting audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Legal Proceedings

To the knowledge of our management team, there is no material litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Related to GSRM and the Business Combination

GSRM will incur significant transaction and transition costs in connection with the Business Combination. If GSRM fails to consummate the Business Combination, it may not have sufficient cash available to pay such costs.

GSRM expects to incur significant, non-recurring costs in connection with consummating the Business Combination. Some of these costs are payable regardless of whether the Business Combination is completed. GSRM’s transaction expenses as a result of the Business Combination are currently estimated at approximately $4 million, which is comprised of fees associated with legal, audit, printing and mailing of the proxy statement/prospectus, investor relations, insurance, and other operating costs related to the Business Combination. Oppenheimer has resigned and voluntarily waived any claims to the business combination marketing fee and the fees previously owed to Oppenheimer will not be paid or reallocated to any other advisor. If GSRM does not consummate the Business Combination, GSRM will be required to pay its own fees and expenses, and GSRM likely will not have sufficient cash available to pay its fees and expenses unless and until it completes a subsequent business combination transaction.

If we determine to change our acquisition criteria or guidelines, many of the disclosures contained in this Annual Report would not be applicable and you would be investing in our company without any basis on which to evaluate the potential target business we may acquire.

We could seek to deviate from the acquisition criteria or guidelines disclosed in this Annual Report although we have no current intention to do so. Accordingly, investors may be making an investment in our company without any basis on which to evaluate the potential target business we may acquire. Regardless of whether or not we deviate from the acquisition criteria or guidelines in connection with any proposed business combination, investors will always be given the opportunity to redeem their shares or sell them to us in a tender offer in connection with any proposed business combination as described in this Annual Report.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by June 1, 2023 (or such later date as may be extended in accordance with the GSRM Certificate of Incorporation or amendment to such certificate).

As of December 31, 2022, GSRM had $477,000 in cash held outside of the Trust Account for its working capital needs. GSRM has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. We may need to raise additional funds in order to meet the expenditures required for operating our business. Further, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. While GSRM intends to complete the proposed Business Combination before June 1, 2023 (or such later date as may be extended in accordance with the GSRM Certificate of Incorporation or amendment to such certificate) there are no assurances that this will happen. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about GSRM’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers is required to commit any specified amount of time to our affairs and, accordingly, our officers will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors will not commit their full time to our affairs. We presently expect each of our officers and directors to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination. The foregoing could have a negative impact on our ability to consummate our initial business combination.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate a business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The working capital available to Bitcoin Depot after the Business Combination will be reduced to the extent GSRM’s stockholders exercise their redemption rights in connection with the Business Combination and will also be reduced to the extent of GSRM’s transaction expenses, which will be payable by Bitcoin Depot. This may adversely affect the business and future operations of Bitcoin Depot.

The amount of working capital available to Bitcoin Depot after the Business Combination will depend in part on the extent to which GSRM stockholders exercise their right to redeem their shares into cash in connection with the Business Combination. Bitcoin Depot’s working capital will be reduced in proportion to such redemptions, and will also be reduced to the extent of GSRM’s and the target’s transaction expenses, which will be payable by Bitcoin Depot. Reduced working capital may adversely affect Bitcoin Depot’s business and future operations.

If GSRM stockholders fail to properly demand redemption rights, they will not be entitled to convert their GSRM Class A Common Stock into a pro rata portion of the Trust Account.

GSRM stockholders holding public shares may demand that GSRM convert their public shares into a pro rata portion of the Trust Account, calculated as of two (2) business days before the Special Meeting. To demand redemption rights, stockholders must deliver, either physically or electronically, their certificates (if any) and other redemption forms to American Stock Transfer & Trust Company, GSRM’s transfer agent no later than two (2) business days before the Special Meeting. Any stockholder who fails to properly demand redemption rights by delivering his, her or its shares will not be entitled to convert his, her or its shares into a pro rata portion of the Trust Account.

Holders who redeem their public shares of GSRM Common Stock may continue to hold any GSRM Rights that they own, which results in additional dilution to non-redeeming holders upon exercise of the GSRM Rights.

Public stockholders who redeem their shares of GSRM Common Stock may continue to hold any GSRM Rights that they owned prior to redemption, which results in additional dilution to non- redeeming holders upon exercise of such GSRM Rights. Assuming the maximum redemption of the shares of GSRM Common Stock held by the redeeming holders of GSRM public shares, up to 1,976,562 publicly traded GSRM Rights would be retained by redeeming holders of GSRM public shares (assuming all such holders elected not to exercise their warrants) with an aggregate market value of $3,063,671, based on the market price of $1.55 per GSRM Rights as of March 15, 2023. As a result, the redeeming holders of GSRM public shares would recoup their entire investment (and any GSRM Rights will automatically convert into PubCo shares of common stock), whereas non-redeeming holders of GSRM public shares would suffer additional dilution in their percentage ownership and voting interest of PubCo if the Business Combination is consummated, upon automatic exercise of the GSRM Rights at Closing of the Business Combination. However, if redemptions exceed the amount allowable for consummation of the Business Combination, or the Business Combination is otherwise not consummated, the GSRM Rights will not be exercisable and expire worthless.

Deferred underwriting fees in connection with the IPO and payable at the consummation of our initial business combination will not be adjusted to account for redemptions by our public stockholders; if our public stockholders exercise their redemption rights, the amount of effective total underwriting commissions as a percentage of the aggregate proceeds from the IPO will increase.

PubCo has paid and incurred $4,000,000 in underwriting fees in connection with the IPO. On February 6, 2023, Oppenheimer resigned from its role as underwriter and capital markets advisor, voluntarily waiving the remaining $11,100,000 in fees that would have been payable upon the closing of the business combination. While there are no deferred underwriting commissions owed at this time, any future deferred underwriting commissions will not be adjusted to account for redemptions of public shares by our public stockholders. Accordingly, the amount of effective total underwriting commissions as a percentage of the aggregate proceeds from the IPO will increase as the number of public shares redeemed increases.

PubCo’s issuance of additional capital stock in connection with financings, acquisitions, investments, stock incentive plans or otherwise will dilute all other stockholders.

PubCo expects to issue additional capital stock in the future that will result in dilution to all other stockholders. PubCo expects to grant equity awards to employees, directors, and consultants under its stock incentive plans. PubCo expects to raise capital through equity financings in the future. As part of its business strategy, PubCo may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of PubCo shares of common stock to decline.

The ability to execute GSRM’s strategic plan could be negatively impacted to the extent a significant number of stockholders choose to redeem their shares in connection with the Business Combination.

In the event the aggregate cash consideration GSRM would be required to pay for all of its public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the Business Combination Agreement exceeds the aggregate amount of cash available to GSRM, GSRM may be required to increase the financial leverage GSRM’s business would have to support. This may negatively impact GSRM’s ability to execute on its own future strategic plan.

There is no guarantee that a GSRM stockholder’s decision whether to redeem their shares for a pro rata portion of the Trust Account will put the stockholder in a better future economic position.

No assurance can be given as to the price at which a stockholder may be able to sell the PubCo shares of common stock in the future following the completion of the Business Combination or any alternative business combination. Certain events following the consummation of any business combination, including the Business Combination, may cause an increase in our share price, and may result in a lower value realized now than a GSRM stockholder might realize in the future had the stockholder not elected to redeem such stockholder’s shares. Similarly, if an GSRM stockholder does not redeem its shares, the stockholder will bear the risk of ownership of the public shares after the consummation of any business combination, and there can be no assurance that a stockholder can sell its shares of GSRM Common Stock in the future for a greater amount than the redemption price. Each GSRM stockholder should consult its own tax and/or financial advisor for assistance on how this may affect its individual situation.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering and the sale of the private shares, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investor’s altogether.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private shares will be sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private shares prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to redeem into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our Sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events, and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus surfaced in Wuhan, China and has spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, the U.S. Health and Human Services Secretary declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. While vaccines for COVID-19 are being, and have been, developed, there is no guarantee that any such vaccine will be durable and effective consistent with current expectations and we expect that it will take significant time before the vaccines are available and accepted on a significant scale globally. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected. Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risks Factors” section, such as those related to the market for our securities and cross-border transactions.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

The Company’s cash and cash equivalents could be adversely affected if the financial institutions in which it holds its cash and cash equivalents fail.

The Company maintains the majority of its cash and cash equivalents in accounts with major U.S. institutions, and its deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where the Company maintains its cash and cash equivalents, there can be no assurance that the Company would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect the Company’s business and financial position and our ability to consummate a business combination.

We are currently experiencing a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S. denominated banknotes to Russia or persons located there. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Any of the abovementioned factors could affect our ability to consummate a business combination. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Form 10-K.

The requirement that we complete an initial business combination within the prescribed period of time may give potential target businesses leverage over us in negotiating a business combination.

We have until June 1, 2023 (or such later date as may be extended in accordance with the GSRM Certificate of Incorporation or amendment to such certificate). Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may extend our time period to consummate our initial business combination for an additional three months and accordingly have a total of 18 months from the closing of our initial public offering to consummate a business combination without submitting such proposed extension to our stockholders for approval or offering our public stockholders redemption rights in connection therewith.

We will have until June 1, 2023 (or such later date as may be extended by means of a further contribution to the Trust Account in accordance with the GSRM Certificate of Incorporation or amendment to such certificate). Pursuant to the terms of our amended and restated certificate of incorporation and subject to deposit of additional funds by our Sponsor or its affiliates or designees into our trust account as set forth thereunder, we may effectuate such extension without submitting such proposed extension to our stockholders for approval or offering our public stockholders redemption rights in connection with the proposed extension.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants and rights will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

If we effect a business combination with a company located in a foreign jurisdiction, we would be subject to a variety of additional risks that may negatively impact our operations.

If we consummate a business combination with a target business in a foreign country, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our stockholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Risks Relating to Our Sponsor and Management Team

Past performance by our management team or their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or their affiliates, is presented for informational purposes only. Any past experience of and performance by our management team or their affiliates is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our management team as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

GSRM directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.15 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.15 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.15 per share.

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our Sponsor has waived its right to redeem its founder shares or any other shares purchased in our initial public offering or thereafter, or to receive distributions from the trust account with respect to its founder shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares acquired prior our initial public offering, as well as any private shares purchased by our officers or directors, will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination and in determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

The requirements of being a public company may strain PubCo’s resources and divert management’s attention.

As a public company, PubCo will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase the legal and financial compliance costs of PubCo, make some activities more difficult, time-consuming or costly and increase demand on PubCo’s systems and resources, particularly after it is no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that PubCo maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve PubCo’s disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect PubCo’s business and operating results. PubCo may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase its costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. PubCo intends to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If PubCo’s efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against PubCo and its business may be adversely affected.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations and may in the future become affiliated with other entities engaged in business activities similar to those intended to be conducted by us. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. Additionally, our officers and directors may in the future become affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Delaware law. For a more detailed description of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of.

The Sponsor, and GSRM’s directors and officers have agreed to vote in favor of its initial business combination, regardless of how GSRM’s public stockholders vote.

Unlike many other blank check companies in which the founders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, the Sponsor, GSRM’s directors and officers have agreed to vote their founder shares and placement shares, as well as any public shares purchased by them in or after the GSRM IPO, in favor of the initial business combination of GSRM. Our Sponsor together with our directors and officers and permitted transferees currently own 7,906,250 shares of Class B Common Stock, representing 100% of the issued and outstanding shares of PubCo Class B common stock. Accordingly, it is more likely that the necessary stockholder approval will be received than would be the case if GSRM’s Sponsor, directors and officers agreed to vote their founder shares and placement shares in accordance with the majority of the votes cast by its public stockholders.

Risks Relating to Our Securities

Our rights and founder shares may have an adverse effect on the market price of GSRM Common Stock.

We issued in our IPO rights convertible into up to 1,976,562 shares of PubCo Class A Common Stock. Simultaneously with the IPO, 12,223,750 PubCo private placement warrants issued to Sponsor concurrently with the closing of the IPO in the private placement. Each warrant entitles the holder to purchase one whole share of PubCo Class A common stock for $11.50 per share. The warrants will become exercisable on the date that is 30 days after the Closing The GSRM Initial Stockholders also currently own an aggregate of 7,902,250 founder shares, which are convertible into shares of Pubco Class A Common Stock on a one-for-one basis, subject to adjustment. In addition, if our Sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. Those warrants, if any, would be identical to the private placement warrants, although as of December 31, 2022, there were no such working capital loans outstanding. The potential for the issuance of a substantial number of additional shares of Class A Common Stock upon exercise of these warrants, conversion of these rights and loan conversion rights will increase the number of issued and outstanding shares of our PubCo Class A Common Stock and reduce the value of the shares of PubCo Class A Common Stock issued to complete the Business Combination.

Sponsor, GSRM’s directors and officers and the BT Entities’ managing member, directors and managers, as applicable, and officers may each have interests in the business combination different from the interests of public GSRM stockholders.

Executive officers of GSRM and the BT Entities negotiated the terms of the Transaction Agreement, and the boards of directors of GSRM and the managing member, board of directors or board of managers, as applicable, of the BT Entities determined that entering into the Transaction Agreement was in the best interests of GSRM and the BT Entities, respectively, and their respective equityholders, declared the Transaction Agreement advisable and recommended that GSRM stockholders approve the Proposals in order to effect the business combination. In considering these facts and the other information contained in this proxy statement, you should be aware that GSRM’s executive officers and directors and the BT Entities’ executive officers and managing member, directors and managers, as applicable, may have financial interests in the business combination that may be different from, or in addition to, the interests of public GSRM stockholders. The board of directors of GSRM and the managing member, board of directors or board of managers, as applicable, of the BT Entities were aware of and considered these interests, among other matters, in reaching the determination to approve the terms of the business combination and, with respect to the board of directors of GSRM, in recommending to GSRM’s stockholders that they vote to approve the business combination.

In addition, when considering the board of directors of GSRM’s recommendation that GSRM stockholders vote in favor of the approval of the Business Combination Proposal and the other Proposals described in this proxy statement, GSRM’s stockholders should be aware that Sponsor has interests in the business combination that may be different from, in addition to, or conflict with the interests of GSRM’s stockholders in general.

The personal and financial interests of Sponsor, GSRM’s directors and officers, and the BT Entities’ manager, directors and managers, as applicable, and officers may have influenced their motivation in selecting the BT Entities as a business combination target, completing a business combination with the BT Entities, and operating the business of BT OpCo thereafter. In considering the recommendation of the board of directors of GSRM in favor of the business combination, GSRM stockholders should consider these interests, including that Sponsor will benefit from the completion of a business combination and may have an incentive to complete an acquisition of a less favorable target company or on terms less favorable to GSRM stockholders rather than liquidate GSRM. Sponsor does not hold any ownership interests in the BT Entities.

An additional potential conflict of interest between the GSRM’s stockholders and its directors and officers is that GSRM’s Existing Charter waives the corporate opportunities doctrine, which would allow the directors and officers of GSRM to pursue opportunities that may have been suitable for GSRM. While the corporate opportunities doctrine has been waived in GSRM’s Existing Charter, neither the principals of Sponsor nor any GSRM directors or officers has taken an opportunity that could have been pursued by GSRM since the formation of GSRM and the waiver did not have an impact on GSRM’s search for a potential business combination target.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect a business combination.

The holders of the founder shares are entitled to make a demand that we register the resale of the founder shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the holders of the private shares and any shares of common stock our Sponsor, officers, directors, or their affiliates may be issued in payment of working capital loans made to us, are entitled to demand that we register the resale of the private shares and any other shares of common stock we issue to them commencing at any time after we consummate an initial business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. Nasdaq will also have discretionary authority to not approve our listing if Nasdaq determines that the listing of the company to be acquired is against public policy at that time.

If Nasdaq delists our securities from trading on its exchange, or we are not listed in connection with our initial business combination, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•

a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our common stock and warrants will be listed on Nasdaq, our units, common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least a majority of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders.

If third parties bring claims against the Company, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

The underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.15 per share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

GSRM’s stockholders may be held liable for claims by third parties against GSRM to the extent of distributions received by them.

If GSRM is unable to complete the Business Combination or another business combination within the required time period, GSRM will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to GSRM to pay taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding GSRM public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of GSRM’s remaining shareholders and its board of directors, dissolve and liquidate, subject (in each case above) to GSRM’s obligations under the Delaware law to provide for claims of creditors and the requirements of other applicable law. GSRM cannot assure you that it will properly assess all claims that may be potentially brought against GSRM. As a result, GSRM’s stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of its stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, GSRM cannot assure you that third parties will not seek to recover from its stockholders amounts owed to them by GSRM.

Additionally, if GSRM is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by GSRM’s stockholders. Because GSRM intends to distribute the proceeds held in the Trust Account to its public stockholders promptly after the expiration of the time period to complete a business combination, this may be viewed or interpreted as giving preference to its public stockholders over any potential creditors with respect to access to or distributions from its assets. Furthermore, GSRM’s board of directors may be viewed as having breached their fiduciary duties to its creditors and/or may have acted in bad faith, and thereby exposing itself and GSRM to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. GSRM cannot assure you that claims will not be brought against it for these reasons.

GSRM may be a target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Business Combination from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into business combination agreements or similar agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on GSRM’s liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Business Combination, then that injunction may delay or prevent it from being completed. Currently, GSRM is not aware of any securities class action lawsuits or derivative lawsuits being filed in connection with the Business Combination.

General Risk Factors

We are a newly formed company with a very limited operating history and, accordingly, you will not have any substantial basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with very limited operating results to date. Since we do not have a substantial operating history, you will have a very limited basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

Our financial statements have been prepared assuming a going concern.

Our financial statements as of December 31, 2022 were prepared under the assumption that we will continue as a going concern through June 1, 2023 or for a period of time within one year from the date the financial statements are issued. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by June 1, 2023 (or such later date as may be extended in accordance with the GSRM Certificate of Incorporation or amendment to such certificate).

As of December 31, 2022, GSRM had $477,000 in cash held outside of the Trust Account for its working capital needs. GSRM has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. We may need to raise additional funds in order to meet the expenditures required for operating our business. Further, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. While GSRM intends to complete the proposed Business Combination before June 1, 2023 (or such later date as may be extended in accordance with the GSRM Certificate of Incorporation or amendment to such certificate) there are no assurances that this will happen. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about GSRM’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to consummate an initial business combination or our inability to continue as a going concern.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are classified as an “emerging growth company” under the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation. We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.235 billion of revenues in a fiscal year, have $700.0 million or more in market value of PubCo Class A common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

To the extent that we rely on any of the exemptions available to emerging growth companies, you will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies. Additionally, we intend to take advantage of the extended transition periods for the adoption of new or revised financial accounting standards under the JOBS Act until we are no longer an emerging growth company. Our election to use the transition periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the extended transition periods permitted under the JOBS Act and who will comply with new or revised financial accounting standards.

If some investors find PubCo Class A common stock to be less attractive as a result, there may be a less active trading market for PubCo Class A common stock and our stock price may be more volatile.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 418 Broadway, Suite N, Albany, New York, and our telephone number is 561-532-4682. Commencing on the date of this prospectus, we have agreed to pay our Sponsor a total of $66,666 per month for office space, secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our units began trading on Nasdaq under the symbol “GSRMU” on February 24, 2022. On April 20, 2022, the Company’s units became voluntarily separable into one share of PubCo Class A common stock, one warrant and one-sixteenth of one whole right. The common stock, warrants and rights began trading on Nasdaq under the symbols “GSRM,” “GSRMU” and “GSRMR,” respectively shortly thereafter. Each unit consists of one share of Class A common stock, one warrant and one-sixteenth of one right to receive one share of Class A common stock upon the consummation of the Company’s initial business combination. Please see “Note 3. Initial Public Offering” in the Notes to our audited financial statements for the year ended December 31, 2022 for additional information.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per Unit as reported on Nasdaq for the period from February 24, 2022 (inception) through December 31, 2022.

	Units (GSRMU)		Warrants (GSRMW)				Common Stock (GSRM)				Rights (GSRMR)
	High	Low	High		Low		High		Low		High		Low
Year ended December 31, 2022:
Quarter ended March 31, 2022	$10.47	$9.99	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A
Quarter ended June 30, 2022	$10.84	$9.80		$0.20		$0.09		$9.91		$9.84		$2.95		$1.15
Quarter ended September 30, 2022	$10.42	$9.56		$0.25		$0.08		$9.96		$9.86		$2.45		$1.14
Quarter ended December 31, 2022	$11.50	$9.95		$0.20		$0.03		$10.50		$9.91		$2.25		$0.06

(b) Holders

At March 15, 2023, there was one holder of record of PubCo Class A common stock, five holders of record of PubCo Class B common stock, one holder of record of PubCo rights, one holder of record of units and two holders of record of PubCo Warrants.

(c) Dividends

We have not paid any cash dividends on our Common Stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not required for smaller reporting companies.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

References to the “company,” “our,” “us” or “we” refer to GSR II Meteora Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1.A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated as a Delaware corporation on October 13, 2021. We were incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities that we have not yet identified (“Business Combination”).

As of December 31, 2022, we had not yet commenced operations. All activity through December 31, 2022 relates to our formation and our initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds held in the Trust Account (as defined below). We have selected December 31 as our fiscal year end.

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

Going Concern Consideration

As of December 31, 2022, we had approximately $477,000 in cash, and working capital deficit of approximately $3.4 million (including tax obligations of approximately $1.1 million; however, such amount may be paid by proceeds earned from interest income on investments held in Trust Account, to the extent available).

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

We have incurred and expect to continue to incur significant costs in pursuit of its acquisition plans. We have until June 1, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time, and if a Business Combination is not consummated by this date, then there will be a mandatory liquidation and subsequent dissolution of our company.

Our management has determined that the liquidity condition is not sufficient to meet the Company’s obligations through June 1, 2023 or for a period of time within one year from the date the financial statements are issued. Additionally, the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the initial Business Combination as discussed above. There is no assurance that our plans to consummate the initial Business Combination will be successful or successful within the Combination Period (by June 1, 2023). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Our management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Our entire activity since inception up to December 31, 2022 relates to our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds held in the Trust Account.

For the year ended December 31, 2022, we had a net loss of approximately $1.7 million, which consisted of approximately $5.1 million in general and administrative expenses, approximately $200,000 in franchise tax expense and approximately $891,000 in income tax expenses, partially offset by approximately $4.4 million of increase in value of investments held in Trust Account.

For the period from October 13, 2021 (inception) through December 31, 2021, we had a net loss of approximately $11,000, which consisted solely of general and administrative expenses.

Contractual Obligations

Administrative Support Agreement

On February 24, 2022, we entered into an agreement with the Sponsor, pursuant to which we agreed to reimburse our Sponsor $66,666 per month for office space, utilities and secretarial and administrative support made available to us through the earlier of consummation of the initial Business Combination and our liquidation. We incurred approximately $667,000 in connection with such fees during the year ended December 31, 2022, respectively, reported within general and administrative expenses in the accompanying statement of operations.

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

Business Combination Marketing Agreement

On February 24, 2022, we entered into a business combination marketing agreement (the “Business Combination Marketing Agreement”) to engage the underwriter, Oppenheimer & Co., (“Oppenheimer”) as advisor in connection with the Business Combination to assist us in holding meetings with its stockholders to discuss the potential Business Combination and the target business’s attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the potential Business Combination, assist us in obtaining stockholder approval for the Business Combination and assist us with our press releases and public filings in connection with the Business Combination. We agreed to pay Oppenheimer a cash fee for such marketing services upon the consummation of the initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering, or approximately $11.1 million in the aggregate (the “Marketing Fees”). The Marketing Fees will become payable to Oppenheimer from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement for the Initial Public Offering. Up to $0.105 per unit, or up to approximately $3.3 million of such Marketing Fees, may instead be paid, at our sole discretion, to third parties advisors not participating in the Initial Public Offering that assist us in consummating the initial Business Combination.

On February 6, 2023, we received a formal letter from Oppenheimer, advising that it had waived any claims to the Marketing Fees and the fees previously owed to Oppenheimer will not be paid or reallocated to any other advisor.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting estimates:

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

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Form 10-K, our directors and executive officers are as follows:

Name	Age	Position
Gus Garcia	42	Co-Chief Executive Officer and Director
Lewis Silberman	44	Co-Chief Executive Officer and Director
Anantha Ramamurti	47	President and Director
Joseph Tonnos	35	Chief Financial Officer
Michael Moe	60	Director
Baris Guzel	39	Director
David Lorber	44	Director
Eve Mongiardo	58	Director

Gus Garcia serves as our Co-Chief Executive Officer and as a director. Mr. Garcia currently serves as President and Director of Graf Acquisition Corp. II, Graf Acquisition Corp. III and Graf Acquisition Corp. IV. Mr. Garcia is the former Head of SPAC M&A for Bank of America, where he was responsible for advising private companies and SPACs on all aspects of mergers involving SPACs,. In his last 12 months at Bank of America, Mr. Garcia advised on 13 SPAC transactions with approximately ~$20 billion in negotiated equity value in the aggregate. The five most recently announced SPAC transactions that Mr. Garcia advised on are the sale of BuzzFeed to 890 5th Avenue Partners, the sale of Velo3D to Jaws Spitfire Acquisition Corp., the sale of Spire Global to NavSight Holdings, the sale of Origin Materials to Artius Acquisition Inc. and the sale of XOS to NextGen Acquisition Corp. In addition, Mr. Garcia has worked on and overseen transactions with an excess of $150 billion in value across PIPEs, corporate separations and other mergers & acquisitions. Prior to being the Head of SPAC M&A, Mr. Garcia led the separations practice for Bank of America where he focused on complex corporate transactions such as spin-offs (including one of the top 5 largest spin-offs in corporate history), split-offs, reverse Morris trusts, carve-out IPOs and structured private capital raises. Prior to the merger with Bank of America, Mr. Garcia worked at Merrill Lynch in the Corporate Finance group where he also focused on complex corporate transactions, as well as structured investments held on the bank’s balance sheet in partnership with Merrill Lynch’s Global Principal Investment group. Prior to Merrill Lynch, Mr. Garcia worked in HSBC’s Healthcare Investment Banking Group and, prior to HSBC, he worked in Wells Fargo Securities’ M&A group. Additionally, Mr. Garcia is a co-founder and partner of SPAC Advisory Partners, LLC, a consulting and financial-advisory business focused exclusively on the special purpose acquisition company market. Mr. Garcia also sits on the Board of Directors for New York Cares, the largest volunteer network in New York City, serving nonprofit organizations and schools. Mr. Garcia graduated magna cum laude with a Bachelor of Science in Business Administration and a Master of Science in International Commerce & Finance from Georgetown University in 2003.

Lewis Silberman, serves as our Co-Chief Executive Officer. Mr. Silberman currently serves as Co-President and Director of Graf Acquisition Corp. II, Graf Acquisition Corp. III and Graf Acquisition Corp. IV. Mr. Silberman is the former Head of SPAC Equity Capital Markets for Oppenheimer & Co. Inc., where he had worked from 1998 to 2021, and led financings for the firm’s SPAC IPOs and business combination clients. Over the past year, Mr. Silberman has managed SPAC IPOs including Gig4 Acquisition Corp. (GIGGU), Noble Rock Acquisition Corp. (NRACU), MDH Acquisition (MDH/U), Class Acceleration Corp. (CLAS/U), and Rodgers Silicon Valley Acquisition Corp. (RSVAU). Additionally, over the past year, Mr. Silberman and his team acted in an advisory or placement agent role on transactions including Ascendent Acquisition Corp.’s combination with financial media and content company Beacon Street Group Holdings, Rodgers Silicon Valley Acquisition Corp.’s combination with next-generation battery manufacturer Enovix, Alpha Healthcare Acquisition Corp.’s combination with bioengineering firm Humacyte, Acies Acquisition Corp.’s combination with mobile gaming and loyalty rewards program company PlayStudios, and Roth CH Acquisition I Co.’s combination with PureCycle Technologies. Prior to his role in Oppenheimer’s Equity Capital Markets group, Mr. Silberman was the Head of Equity Sales for Oppenheimer for five years. Before joining Oppenheimer, Mr. Silberman spent three years at CIBC World Markets Corp., where he worked in a special situations client-coverage group focused on strategies including merger-arbitrage, ADR-arbitrage, and closed-end fund arbitrage. Prior to CIBC World Markets, Mr. Silberman worked at PaineWebber, Inc. Additionally, Mr. Silberman is a co-founder and partner of SPAC Advisory Partners, LLC, a consulting and financial-advisory business focused exclusively on the special purpose acquisition company market. Mr. Silberman holds a Bachelor of Science degree from the Leonard N. Stern School of Business at New York University, with a dual major in finance and marketing (2000), as well as a Masters of Business Administration from the Stern School at New York University, with a dual concentration in Financial Markets and Management (2010). Mr. Silberman has completed three New York City Marathons (2017, 2018, 2019) as a member of Fred’s Team to raise money for Memorial Sloan-Kettering Cancer Center.

Anantha Ramamurti, serves as our President and as a member of our board of directors. Mr. Ramamurti has over 23 years of experience in the Technology sector across engineering, corporate finance and investment banking roles. Mr. Ramamurti is currently the Chief Financial Officer of Graf Acquisition Corp. II, Graf Acquisition Corp. III and Graf Acquisition Corp. IV, each a SPAC. Mr. Ramamurti was most recently a Managing Director and the Head of Global Mobility Group at Bank of America Securities, where he had worked from 2017 to 2021, and was responsible for the coverage of the AutoTech sector and other emerging technologies. During his career at Bank of America, Mr. Ramamurti advised on several SPAC merger transaction, including the sale of Spire Global to NavSight Holdings, the acquisition of Lucid Motors by Churchill Capital Corp. IV, the sale of Xos Trucks to NextGen Acquisition Corp., the acquisition of EVgo by Climate Change Crisis Real Impact I Acquisition Corporation, the sale of Proterra to ArcLight Clean Transition Corp., the sale of Lightning eMotors to GigCapital3, the sale of ChargePoint to Switchback Energy Acquisition Corporation, the sale of Canoo to Hennessy Capital Acquisition Corp. IV, and the sale of Velodyne Lidar to Graf Industrial Corp. Prior to Bank of America, Mr. Ramamurti worked at Deutsche Bank from 2010 to 2017 where he was most recently a Director in the Technology Investment Banking group and covered clients across semiconductor, communications, networking and cleantech sectors. Mr. Ramamurti started his investment banking career in 2009 at Guggenheim Securities in its Consumer & Retail investment banking division. During his banking career, Mr. Ramamurti had led execution on over 65 transactions totaling over $80 billion in transaction value across all product areas, including equity offerings, debt issuances, SPAC mergers and other M&A advisory. Prior to banking, Mr. Ramamurti served as a Senior Financial Analyst at Taco Bell, a division of Yum! Brands, where he oversaw the operations of company-owned stores in several states in the Midwest. Prior to finance, Mr. Ramamurti spent almost 12 years in various engineering roles at Rockwell Semiconductor Systems, Texas Instruments and several other firms, where he was responsible for the design and development of semiconductor processor chips. Mr. Ramamurti holds four patents in the areas of design and development. Additionally, Mr. Ramamurti is a co-founder and partner of SPAC Advisory Partners, LLC, a consulting and financial-advisory business focused exclusively on the special purpose acquisition company market. Mr. Ramamurti has an MBA with Honors in Finance from the UCLA Anderson School of Management, a Master’s with Honors in Electrical Engineering from the University of Pittsburgh, and a Bachelor’s with Honors in Instrumentation from the Birla Institute of Technology and Science (BITS), Pilani, India.

Joseph Tonnos, who serves as our Chief Financial Officer, has over 12 years of experience investing in and advising acquisition candidates, completing due diligence, financial modeling and deal structuring. Since 2021, Mr. Tonnos has been a Principal and Associate Portfolio Manager at Meteora Capital, an investment adviser specializing in SPAC-related and illiquid investments. During 2021, Mr. Tonnos also served as an Associate Portfolio Manager at Glazer Capital. From 2017 until 2021, Mr. Tonnos worked at Mistral Equity Partners, a consumer & retail focused investment group as a Principal. Since 2017, Mr. Tonnos has served as the Senior Vice President of Haymaker I, II, and III, three special purpose acquisition companies. Haymaker I and Haymaker II both successfully completed business combinations where Mr. Tonnos co-led the day-to-day execution across all aspects of the transactions, inclusive of raising a PIPE for each deal. His experience spans evaluating, executing, structuring and monitoring public, private and venture capital investments. He has advised companies and shareholders on capital raising, mergers, acquisitions, divestitures, leveraged buyouts and capital structure alternatives. Mr. Tonnos is also the Co-Founder of Ketch Ventures, an early-stage consumer investment fund. In the last five years he served or continues to serve on the several boards, including Worldwise, Inc., a privately held pet products company, Los Sundays Tequila, a lifestyle beverage company, and Aether Diamonds, a carbon-negative diamond producer, among others. Mr. Tonnos has also been a board observer of The Lovesac Company, Inc. (NASDAQ: LOVE) from 2017 until 2021 and serves on the Board of Advisors at Niagara University. Prior to Mistral, Mr. Tonnos served as an investment banker at Bank of America Merrill Lynch from 2015 to 2017 and Lazard from 2013 to 2015 in the Consumer & Retail groups and as a foreign exchange trader at CIBC Capital Markets from 2011 to 2013. Mr. Tonnos received his B.S. and M.B.A. from Niagara University, graduating magna cum laude.

Michael T. Moe will be one of our independent directors as of the effective date of the registration statement of which this prospectus forms a part. Since 2020, Mr. Moe is the Chief Executive Officer of Class Acceleration Corp., a special purpose acquisition company currently seeking a target. Since November 2010, Mr. Moe is the founder and CEO of GSV Asset Management (GSV), a growth focused investment platform based in Silicon Valley. Mr. Moe is an advisor to and on the Investment Committee of the GSV Ventures fund, a fund investing in the emerging education technology sector. GSV Ventures has invested in companies such as Coursera, Course Hero, Photomath, and Guild Education. He is also the co-founder of the ASU GSV Summit conference, a conference in the education sector. Prior to GSV, from June 2001 to September 2008, Mr. Moe was the co-founder and CEO of ThinkEquity Partners LLC, a growth focused investment firm. From 1998 to 2001, he was head of global growth research at Merrill Lynch and was voted to be on the Institutional All American Research Team and named “Best on the Street” by the Wall Street Journal. Mr. Moe is a board member at SharesPost, Whittle Schools, OzyMedia, BookClub.com, a board observer at Coursera and Class Dojo an advisor to TAL Education Group and Arizona State University. Since 2020, Mr. Moe is also chairman of the Center for Education. Since April 2020, he is also the founder of GSV University and GSV MBA, an accredited graduate program for entrepreneurs. Mr. Moe is the author of two books, “Finding the Next Starbucks” and “The Global Silicon Valley Handbook.” Mr. Moe holds a B.A. in Political Science and Economics from the University of Minnesota. Mr. Moe also holds a Chartered Financial Analyst (CFA) designation.

David A. Lorber will be one of our independent directors as of the effective date of the registration statement of which this prospectus forms a part. Since 2021, Mr. Lorber is the Chief Executive Officer and Chairman of PhenixFIN Corporation (NASDAQ:PFX), a non-diversified closed-end management investment company. He is a Co-Founder of FrontFour Capital, an investment adviser, and has served as a Portfolio Manager since January 2007. Mr. Lorber is a Co-Founder of FrontFour Corp., an investment adviser, and has been a Principal since January 2011. Previously, Mr. Lorber was a Senior Investment Analyst at Pirate Capital LLC, a hedge fund, from 2003 to 2006. He was an Analyst at Vantis Capital Management LLC, a money management firm and hedge fund, from 2001 to 2003 and an Associate at Cushman & Wakefield, Inc., a global real estate firm, from 2000 to 2001. Mr. Lorber has served as a director of Ferro Corporation (NYSE:FOE), a leading producer of specialty materials and chemicals for manufacturers, since May 2013, where he is also Lead Director, Chairman of its Governance & Nomination Committee and a member of its Compensation Committee. From April 2006 until December 2014, Mr. Lorber served as a director of Aerojet Rocketdyne Holdings, Inc. (formerly GenCorp Inc.) (NYSE:AJRD), a technology-based manufacturer of aerospace and defense products and systems with a real estate segment. Mr. Lorber also previously served as a director of Huntingdon Capital Corp., a real estate company, from January 2010 to May 2013 and was a Trustee for IAT Air Cargo Facilities Income Fund, a real estate company, from January 2009 to December 2009. He also served as a director of Fisher Communications Inc. (formerly NASDAQ:FSCI), an integrated media company, from April 2009 to March 2012. Mr. Lorber earned his B.S. from Skidmore College.

Baris Guzel will be one of our independent directors as of the effective date of the registration statement of which this prospectus forms a part. Mr. Guzel has served as Partner at BMW i Ventures, LLC, a hybrid venture capital firm, and in various other capacities since March 2017. From September 2016 to February 2017, Mr. Guzel worked at Presidio Partners, a venture capital firm investing in Information Technology, Life Sciences and Energy Technology companies as a Venture Capital Associate. Prior to joining Presidio Partners Management LLC, Mr. Guzel worked in the Technology Investment Banking group at Deutsche Bank AG from July 2015 to August 2016 and at Bank of America Merrill Lynch in 2014. Mr. Guzel currently serves as a board director at Tekion Corp., an automotive software solution provider, and board observer at Our Next Energy, Inc., a next-gen EV battery startup, Zum, sustainability-focused student transportation platform, AutoFi, Inc., a financial technology company, Ridecell, fleet management system. Previously, Mr. Guzel served as a board observer at Xometry, Inc. (NASDAQ: XMTR), an on-demand manufacturing provider. Baris Guzel also helped make investments in Solid Power, Inc. (NASDAQ: SLDP), a solid state battery company, and Chargepoint, Inc. (NYSE: CHPT), the world’s largest network of EV charging stations. Mr. Guzel holds an M.B.A. (Dean’s Fellow & Full Tuition Waiver) from the University of North Carolina Kenan-Flagler Business School and a Master of Engineering Management from Duke University Pratt School of Engineering.

Eve G. Mongiardo will be one of our independent directors as of the effective date of the registration statement of which this prospectus forms a part. Ms. Mongiardo is a financial expert and an audit committee financial expert with over 30 years of experience. Ms. Mongiardo’s career reflects a demonstrated track record in leading successful initiatives and optimizing financial management processes in complex business environments specifically alternative assets. Ms. Mongiardo brings financial and operational experience including investment structuring, portfolio monitoring, hedging, investor relations and reporting, corporate governance, legal, tax, regulatory, cyber, compliance and human resources. Currently, she is independently providing consulting and advisory services. She most recently spent 12 years with Irving Place Capital from 2007 to 2018 where she was a Partner and Chief Operating Officer. Previously, she was Chief Financial Officer at Soros Private Funds Management from 2000 to

2004 and prior to that worked at Goldman Sachs from 1990 to 2000, most recently as a Vice President in the Principal Investment Area. She started her career at Deloitte from 1986 to 1990 in the auditing practice and earned her CPA. Ms. Mongiardo is a member of the Board of Directors of BetterHealthcare.co, a software technology company that supports patient access to healthcare and helps providers meet online consumer expectations. She is a founding board member of the Financial Executives Alliance, a networking group for financial decision makers in private equity and is also a member of the New York City Bar Association Compliance Committee.

Involvement in Certain Legal Proceedings

During the past ten years, none of the Company’s executive officers, directors or nominees have (i) been convicted in a criminal proceeding (excluding traffic violations and similar misdemeanors) or (ii) been a party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining such person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

During the past ten years except as discussed below (i) no petition has been filed under federal bankruptcy laws or any state insolvency laws by or against any of our executive officers, directors or nominees, (ii) no receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our executive officers, directors or nominees, and (iii) none of our executive officers, directors or nominees was an executive officer of any business entity or a general partner of any partnership at or within two years before the filing of a petition under the federal bankruptcy laws or any state insolvency laws by or against such entity. All of the Company’s executive officers, directors and nominees listed above are U.S. citizens.

As of the date of this Form 10-K, we are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or any of our executive officers or directors in their corporate capacity.

Number and Terms of Office of Officers and Directors

We have seven directors and our Board is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Moe and Mr. Lorber, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Guzel and Ms. Mongiardo, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Garcia, Mr. Silberman and Mr. Ramamurti, will expire at the third annual meeting of stockholders. We may add more independent directors after the completion of our initial public offering.

Under our amended and restated certificate of incorporation, holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by holders of at least 90% of our outstanding common stock entitled to vote thereon. Subject to any other special rights applicable to the stockholders, any vacancies on our Board may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of one or more Chief Executive Officer, a Chief Financial Officer, a Secretary and such other officers (including without limitation, Chief Operating Officer, Presidents, Chief Financial Officer and Vice Presidents) and such other offices as may be determined by the Board.

Board Meetings

During our 2022 fiscal year, there were 3 meetings of our board of directors. All of our directors attended at least 75% of the meetings held during fiscal year 2022. All directors are expected to attend meetings of the board of directors, meetings of the Committees upon which they serve and meetings of our stockholders absent cause.

Director Independence

Nasdaq listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Mr. Moe, Mr. Guzel, Mr. Lorber and Ms. Mongiardo are “independent directors” as defined in Nasdaq listing standards and applicable SEC. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that complies with Nasdaq rules, has been approved by our board of directors and has the composition and responsibilities described below.

Audit Committee

Our audit committee consists of Eve Mongiardo, Baris Guzel and Michael Moe. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Eve Mongiardo, Baris Guzel and Michael Moe meets the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act, and Eve Mongiardo serves as chairman of the audit committee.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•

pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•

obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Financial Experts on Audit Committee

Our audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under applicable Nasdaq listing standards. Nasdaq’s standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board has determined that Hans Hayward qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

Our compensation committee consists of David Lorber, Baris Guzel and Michael Moe. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, each of whom must be independent. Each of David Lorber, Baris Guzel and Michael Moe meets the independent director standard under Nasdaq listing standards, and David Lorber will serve as chairman of the compensation committee.

We will adopt a compensation committee charter, which will detail the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finder’s, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination, other than the payment to our sponsor of $66,666 per month, for up to 15 months (or up to 16 months, 17 months or 18 months, as applicable if the time to complete the initial business combination has been extended in accordance with the procedures described herein), for office space, secretarial and administrative support and reimbursement of expenses. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the Board. The Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Baris Guzel, David Lorber, Michael Moe and Eve Mongiardo. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2022 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Certain of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our initial business combination. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

In addition, we have partnered with Meteora Capital, an investment adviser specializing in SPAC-related investments.

Investment vehicles managed by Meteora Capital or their affiliates may compete with us for acquisition opportunities. If these investment vehicles decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Meteora Capital may be suitable for both us and for a current or future Meteora Capital investment vehicle or third-party client and may be directed to such investment vehicle or third-party client rather than to us. None of the members of our management team who are also employed by certain affiliates of Meteora Capital have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member solely in his or her capacity as an officer of the company. Our management, in their capacities as employees, officers or members of Meteora Capital or in their other endeavors, may be required to present potential business combinations to the related entities described above, current or future Meteora Capital investment vehicles, or third parties, before they present such opportunities to us.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, including with respect to our formation and initial public offering and to identifying potential target businesses and performing due diligence on suitable business combinations. Additionally, in connection with the successful completion of our initial business combination, we may determine to provide a payment to our sponsor, officers, directors, advisors or our or their affiliates; however any such payment would not be made from the proceeds of our initial public offering held in the trust account and we currently do not have any agreement or arrangement with any such party to do so. Our audit committee will review on a quarterly basis all payments that were or are to be made to our sponsor, officers, directors or our or their affiliates. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of independent directors on our Board.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of the date of this Annual Report and as adjusted to reflect the sale of our shares of common stock included in the units sold in our initial public offering and the sale of the private shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units, as the warrants are not exercisable within 60 days of the date of this Form 10-K.

	PubCo Class A Common Stock		PubCo Class B Common Stock (2)
Name of Beneficial Owners (1)	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned	Number of Shares Beneficially Owned	Approximate Percentage of Class
GSRM Officers and Directors
GSR II Meteora Sponsor LLC(2)(3)(4)			7,826,250	99.9%
Gus Garcia	—	—	—	—
Lewis Silberman	—	—	—	—
Anantha Ramamurti	—	—	—	—
Joseph Tonnos	—	—	—	—
Michael Moe (2)	—	—	20,000	*
Baris Guzel (2)	—	—	20,000	*
David Lorber (2)	—	—	20,000	*
Eve Mongiardo (2)			20,000	*
All officers, directors and director nominees as a group (eight individuals)	—	—	7,906,250	100%
Five Percent or More Shareholders			—	—
Saba Capital Management L.P.(5)	1,934,698	6.1%	—	—
Space Summit Capital LLC(6)	1,750,000	5.5%	—	—
Highbridge Capital Management, LLC(7).	1,776,868	5.6%	—	—

*	Less than 1%
(1)

Unless otherwise noted, the business address of each of the following entities or individuals is c/o GSR II Meteora Acquisition Corp., 418 Broadway, Suite N, Albany, New York 12207. Unless otherwise indicated, the business address of each of the executive officers, directors and five percent holders of PubCo after the Closing of the business combination is c/o Bitcoin Depot Inc., 3343 Peachtree Road NE, Suite 750, Atlanta, Georgia 30326.

(2)

Interests shown consist solely of shares of PubCo Class B common stock. Such shares are convertible into shares of Class A common stock at the time of our initial business combination, subject to adjustment, as described in the section of PubCo’s final prospectus relating to the IPO entitled “Description of Securities.”

(3)	GSR II Meteora Sponsor LLC is the record holder of shares reported herein. Each of Gus Garcia, Lewis Silberman, Anantha Ramamurti, Joseph Tonnos and Vik Mittal are the managers of GSR II Meteora.
(4)

After the Closing of the business combination, represents 6,326,252 shares of PubCo Class A common stock and 1,579,998 shares of PubCo Class E common stock which are convertible into shares of PubCo Class A common stock on a one-for-one basis upon the achievement of milestones for the per share price of PubCo Class A common stock during the applicable earn-out period.

(5)

According to a Schedule 13G filed with the SEC on March 7, 2022, Saba Capital Management, L.P., Saba Capital Management GP, LLC and Mr. Boaz R. Weinstein may be deemed beneficial owners of such shares of PubCo Class A common stock. Post-Closing business combination, includes 120,918 shares of PubCo Class A common stock issuable upon conversion of the PubCo rights. The principal business address for all such persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)

According to a Schedule 13G filed with the SEC on February 28, 2022, Space Summit Capital LLC holds such shares of PubCo Class A common stock. Post-Closing of the business combination, includes 109,375 shares of PubCo Class A common stock issuable upon conversion of the PubCo rights. The principal business address of the reporting person is 15455 Albright Street, Pacific Palisades, CA 90272.

(7)

According to a Schedule 13G filed with the SEC on February 2, 2023, Highbridge Capital Management, LLC holds such shares of PubCo Class A common stock. The principal business address of the reporting person is 277 Park Avenue, 23rd Floor, New York, New York 10172.

Restrictions on Transfers of Founder Shares and Private shares

The founder shares and private placement warrants and any shares of Class A common stock issued upon conversion or exercise thereof are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement entered into by us with our founder, officers and directors. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the founder shares, until the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the private placement warrants and the Class A common stock underlying such warrants, until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our founder, or any affiliates of our founder, (b) in the case of an individual, by gift to a member of the individual’s immediate family, to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to the completion of our initial business combination; (g) by virtue of the laws of Delaware or our sponsor’s limited liability company agreement upon dissolution of our sponsor; or (h) in the event of our liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to the completion of our initial business combination; provided, however, that in the case of clauses (a) through (h) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

In order to meet our working capital needs following the consummation of our initial public offering, our Sponsor, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be non-interest bearing and be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into shares of common stock at a price of $10.00 per share. The shares would be identical to the private shares. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

Our executive officers and our Sponsor are our “promoters,” as that term is defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

Prior to the consummation of the IPO, the Sponsor paid an aggregate purchase price of $25,000, approximately $0.004 per share, to cover certain expenses of PubCo in exchange for the issuance of 5,750,000 shares of PubCo Class B common stock. On December 28, 2021, PubCo effected a 1.10-for-1 stock split for all outstanding shares of PubCo Class B common stock, resulting in an aggregate of 6,325,000 shares of PubCo Class B common stock outstanding. On January 20, 2022, PubCo effected a 5-for-4 stock split for all outstanding shares of PubCo Class B common stock, resulting in an aggregate of 7,906,250 shares of PubCo Class B common stock outstanding.

Private Placement

Simultaneously with the closing of the IPO, PubCo completed the private sale of 12,223,750 PubCo private placement warrants to the Sponsor at a purchase price of $1.00 per PubCo private placement warrant, generating gross proceeds to PubCo of $12,223,750, each of which entitles the holder to purchase one share of PubCo Class A common stock at an exercise price of $11.50 per share. The proceeds from the sale of the private placement warrants were added to the net proceeds from the IPO held in the Trust Account. If the Company does not complete a business combination before June 1, 2023 (or such later date as may be extended in accordance with the GSRM Certificate of Incorporation or amendment to such certificate), the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the private placements warrants and all underlying securities will expire worthless.

Related Person Transactions Policy and Procedure

GSRM’s Code of Ethics requires it to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board (or the audit committee). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

GSRM’s audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent GSRM enters into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to GSRM than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. GSRM also requires each of its directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, if such related party transaction were to occur, GSRM has agreed not to consummate an initial business combination with an entity that is affiliated with any of the Sponsor, officers or directors of GSRM unless GSRM has obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Grant Thornton LLP (“Grant Thornton”), an independent registered public accounting firm, has audited our financial statements for the period from October 13, 2021 (inception) through December 31, 2022.

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. The aggregate fees billed by Grant Thornton for professional services rendered for the audit of our financial statements for the year ended December 31, 2022 and for the period from October 13, 2021 (inception) through December 31, 2021 totaled $108,500 and $64,500, respectively. This amount includes audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Grant Thornton any fees for consultations concerning financial accounting and reporting standards for the period from October 13, 2021 (inception) through December 31, 2022.

Tax Fees. The aggregate fees billed by Grant Thornton for tax planning, tax advice and tax compliance for the year ended December 31, 2022 and for the period from October 13, 2021 (inception) through December 31, 2021 totaled $10,600 and $0, respectively.

All Other Fees. We did not pay Grant Thornton for any other services for both the year ended December 31, 2022 and for the period from October 13, 2021 (inception) through December 31, 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. The following financial statements are submitted as part of this Annual Report on Form 10-K:

(b) Exhibits:

Information in response to this Item is incorporated herein by reference to the Exhibit Index to this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

GSR II METEORA ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
GSR II Meteora Acquisition Corp.
Opinion on the financial statements
We have audited the accompanying balance sheets of GSR II Meteora Acquisition Corp. (a Delaware corporation) (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2022 and the period from October 14, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from October 14, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Going concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenues, its business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to sustain its planned activities to the liquidation date. These conditions, along with other matters set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2021.
Tulsa, Oklahoma
March 30, 2023

GSR II METEORA ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$477,195	$44,739
Prepaid expenses	500,417	—

Total current assets	977,612	44,739
Deferred offering costs associated with initial public offering	—	350,201
Investments held in Trust Account	325,436,230	—

Total Assets	$326,413,842	$394,940

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$105,642	$—
Accrued expenses	3,184,482	300,000
Franchise tax payable	200,050	905
Income tax payable	890,770	—
Note payable—related party	—	80,000

Total current liabilities	4,380,944	380,905
Commitments and Contingencies (Note 6)
Class A common stock, 100,000,000 shares authorized; 31,625,000 and -0- shares subject to possible redemption issued and outstanding at $10.25 and $0.00 per share as of December 31, 2022 and 2021, respectively	324,245,647	—
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,906,250 shares issued and outstanding	791	791
Additional paid-in capital	—	24,209
Accumulated deficit	(2,213,540)	(10,965)

Total stockholders’ equity (deficit)	(2,212,749)	14,035

Total Liabilities and Stockholders’ Equity (Deficit)	$326,413,842	$394,940

The accompanying notes are an integral part of these financial statements.

GSR II METEORA ACQUISITION CORP.
STATEMENTS OF OPERATIONS

		For the period from October 14, 2021 (inception) through December 31, 2021
	For the year ended December 31, 2022
General and administrative expenses	$5,079,232	$10,060
Franchise tax expenses	199,813	905

Loss from operations	(5,279,045)	(10,965)
Other income:
Change in value of investments held in Trust Account	4,442,480	—

Total other income	4,442,480	—

Loss before income tax expense	(836,566)	(10,965)
Income tax expense	890,770	—

Net loss	$(1,727,335)	$(10,965)

Weighted average shares outstanding of Class A common stock	26,513,014	—

Basic and diluted net income per share, Class A common stock	$0.20	$—

Weighted average shares outstanding of Class B common stock	7,906,250	7,906,250

Basic and diluted net loss per share, Class B common stock	$(0.90)	$(0.00)

The accompanying notes are an integral part of these financial statements.

GSR II METEORA ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Total
	Class B Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - October 14, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	7,906,250	791	24,209	—	25,000
Net loss	—	—	—	(10,965)	(10,965)

Balance - December 31, 2021	7,906,250	$791	$24,209	$(10,965)	$14,035
Sale of private placement warrants to Sponsor in private placement	—	—	12,223,750	—	12,223,750
Fair value of warrants and rights included in the Units sold in the Initial Public Offering	—	—	17,710,000	—	17,710,000
Offering costs associated with issuance of warrants as part of the Units in the Initial Public Offering (net of reimbursement from underwriter)	—	—	(135,698)	—	(135,698)
Accretion for Class A common stock to redemption amount	—	—	(29,822,261)	(475,240)	(30,297,501)
Net loss	—	—	—	(1,727,335)	(1,727,335)

Balance - December 31, 2022	7,906,250	$791	$—	$(2,213,540)	$(2,212,749)

The accompanying notes are an integral part of these financial statements.

GSR II METEORA ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

		For the period from October 14, 2021 (inception) through December 31, 2021
	For the year ended December 31, 2022
Cash Flows from Operating Activities:
Net loss	$(1,727,335)	$(10,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in value of investments held in Trust Account	(4,442,480)	—
Changes in operating assets and liabilities:
Prepaid expenses	(500,417)	—
Accounts payable	105,642	—
Accrued expenses	3,104,483	10,000
Franchise tax payable	199,145	905
Income tax payable	890,770	—

Net cash used in operating activities	(2,370,193)	(60)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(320,993,750)	—

Net cash used in investing activities	(320,993,750)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from note payable to related party	161,543	85,000
Repayment of note payable to related party	(241,543)	(5,000)
Proceeds received from initial public offering, gross	316,250,000	—
Proceeds received from private placement	12,223,750	—
Offering costs paid (net of reimbursement from underwriter)	(4,597,351)	(60,201)

Net cash provided by financing activities	323,796,399	44,799

Net change in cash	432,456	44,739
Cash—beginning of the period	44,739	—

Cash—end of the period	$477,195	$44,739

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000	$290,000
Reversal of accrued offering costs	$290,000	$—
The accompanying notes are an integral part of these financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN CONSIDERATION
GSR II Meteora Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on October 14, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”).
As of December 31, 2022, the Company had not yet commenced operations. All activity through December 31, 2022 relates to the Company’s formation and the Company’s initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The
Company generates non-operating income from
the proceeds held in the Trust Account (as defined below).
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital held in trust) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act.
The Company will provide holders of the Company’s outstanding Public Shares sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.15 per Public Share).

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
Proposed Business Combination
On October 4, 2022, the board of directors of the Company unanimously approved the transaction agreement (the “Transaction Agreement”), dated on August 24, 2022 and was later amended on February 13, 2023, by and among the Company, the Sponsor, BT Assets, Inc., a Delaware corporation (“BT Assets”), and Lux Vending, LLC, a Georgia limited liability company and a wholly owned subsidiary of BT Assets, dba Bitcoin Depot (“Lux Vending”). The Transaction Agreement and the transactions contemplated thereby were approved by the board of directors of the Company and the leadership team of BT Assets. Upon the consummation of the transactions contemplated by the Transaction Agreement (the “Closing”), the Company will change its name to Bitcoin Depot Inc. (and the combined post-business combination company will be reorganized into an umbrella partnership C corporation (or “Up-C”) structure). All of the terms used, but not defined herein shall have the meanings ascribed to such terms in the Transaction Agreement.
Upon the terms and subject to the conditions of the Transaction Agreement, in accordance with the Delaware General Corporation Law, and prior to or at the Closing, the Company, Sponsor, Lux Vending and BT Assets will enter into the following transactions:

(i)	Lux Vending will merge with and into a newly-formed Delaware limited liability company known as “Bitcoin Depot Operating LLC” (“BT OpCo”);

(ii)
BT Assets will sell, transfer, assign, convey and deliver to us and the we will purchase and accept from BT Assets, the Purchased Common Units in exchange for certain cash consideration (the “Over the Top Consideration”).

(iii)
The Company will assign, transfer, contribute and deliver to BT OpCo certain cash consideration (the “Contribution Amount”), and BT OpCo will issue and deliver to the Company (x) at the Closing, the Contribution Common Units, and (y) at the Closing and immediately following the effectiveness of BT OpCo amending and restating its limited BT OpCo A&R LLC Agreement, certain Matching Warrants and PubCo Earn-Out Units. The Over the Top Consideration and the Contribution Amount will be distributed in accordance with the Cash Distribution Waterfall as set forth in the Transaction Agreement.

Going Concern Consideration
As of December 31, 2022, the Company had approximately $477,000 in cash, and working capital deficit of approximately $3.4 million (including tax obligations of approximately $1.1 million; however, such amount may be paid by proceeds earned from interest income on investments held in Trust Account, to the extent available).
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

Management has determined that the liquidity condition is not sufficient to meet the Company’s obligations through June 1, 2023 or for a period of time within one year from the date the financial statements are issued. Additionally, the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the initial Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the initial Business Combination will be successful or successful within the Combination Period (by
June 1, 2023
).

These conditions and events, and the uncertainty thereto, has created substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Risks and Uncertainties
Management continues to evaluate the impact
of the COVID-19 pandemic on
the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of theses financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.
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
Redeemable Class A Common Stock
As discussed in Note 1, all of the 31,625,000 shares of Class A common stock sold as parts of the Units in the Initial Public Offering contain a redemption feature. In accordance with the FASB ASC
Topic 480-10-S99-3A “Classification and
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

Net Loss Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. In order to determine the net loss attributable to both the Class A and Class B common stock, the Company first considered the total loss allocable to both sets of shares, including the accretion of Class A redeemable shares to redemption value which represents the difference between the gross proceeds of the Initial Public Offering, net of offering costs, and the redemption value of the redeemable shares. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the remaining amount to be allocated pro rata between Class A and Class B common stock for the year ended December 31, 2022 and for the period from October 14, 2021 (inception) through December 31, 2021.
The calculation of diluted net loss does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 43,848,750 shares of Class A common stock and the Rights to receive 1,976,562 shares of Class A common stock in the calculation of diluted loss per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the year ended December 31, 2022	For the period from October 14, 2021 (inception) through December 31, 2021
Net loss	$(1,727,335)	$(10,965)
Accretion of redeemable common stock to redemption amount	(29,206,918)	—

Net loss including accretion of temporary equity to redemption value	$(30,934,253)	$(10,965)

	For the year ended December 31, 2022		For the period from October 14, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity to redemption value	$(23,828,525)	$(7,105,728)	$—	$(10,965)
Accretion of common stock to redemption value	29,206,918	—		—

Net income (loss)	5,378,393	(7,105,728)	—	(10,965)
Denominator:
Basic and diluted weighted average shares outstanding	26,513,014	7,906,250	—	7,906,250

Basic and diluted net income (loss) per share	$0.20	$(0.90)	$—	$(0.00)

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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
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
On February 16, 2022, the Sponsor transferred 20,000 shares to each of the independent directors. The independent directors agreed that such shares would not vest until and unless the last reported closing price of the Class A common stock (or the equivalent security following the Business Combination) of the Company or applicable successor exceeds $10.00 per share for twenty days
 during any thirty-day period starting
on the first trading day immediately after the Company consummates its initial Business Combination. The sale of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Related Party Loans
On November 16, 2021, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note is non-interest
bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed approximately $242,000 under the Note and repaid the balance in full on March 4, 2022.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
On February 24, 2022, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to reimburse the Sponsor $66,666 per month for office space, utilities and secretarial and administrative support made available to the Company through the earlier of consummation of the initial Business Combination and the Company’s liquidation. The Company incurred approximately $667,000 in connection with such fees during the year ended December 31, 2022, reported within general and administrative expenses in the accompanying statements of operations.
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

Business Combination Marketing Agreement
On February 24, 2022, the Company entered into a business combination marketing agreement (the “Business Combination Marketing Agreement”) to engage the underwriter, Oppenheimer & Co. (“Oppenheimer”), as advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with the potential Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company agreed to pay Oppenheimer a cash fee for such marketing services upon the consummation of the initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering, or approximately $11.1 million in the aggregate (the “Marketing Fees”). The Marketing Fees will become payable to Oppenheimer from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement for the Initial Public Offering. Up to $0.105 per unit, or up to approximately $3.3 million of such Marketing Fees, may instead be paid, at the Company’s sole discretion, to third party advisors not participating in the Initial Public Offering that assist the Company in consummating the initial Business Combination.
On February 6, 2023, the Company received a formal letter from Oppenheimer, advising that it had waived any claims to the Marketing Fees and the fees previously owed to Oppenheimer will not be paid or reallocated to any other advisor.
NOTE 7. REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022, there were 31,625,000 shares of Class A common stock issued or outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the balance sheet. As of December 31, 2021, there were no shares of Class A common stock issued or outstanding.
Class
 B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 7,906,250 shares of Class B common stock issued and outstanding. Of the 7,906,250 shares of Class B common stock outstanding, up to 1,031,250 shares were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part so that the Founder Shares would collectively represent 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On March 1, 2022, the underwriter consummated the exercise in full of the over-allotment; thus, these 1,031,250 shares of Class B common stock were no longer subject to forfeiture.
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
Rights
- As of December 31, 2022, the Company had 1,976,562 Rights outstanding. There were no Rights outstanding as of December 31, 2021. Each holder of a whole Right will receive one share of Class A common stock upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a whole Right will be required to affirmatively convert his, her or its Rights in order to receive the one share underlying each whole Right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights, and the Rights will expire worthless. No fractional shares will be issued upon conversion of any Rights.
Warrants
- As of December 31, 2022, the Company had 31,625,000 Public Warrants and 12,223,750 Private Placement Warrants outstanding. There were no warrants outstanding as of December 31, 2021. The warrants will become exercisable 30 days after the completion of an Initial Business Combination; provided the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than twenty business days after the closing of the Initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
NOTE 8. FAIR MARKET MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities (1)	$325,436,230	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period.
As of December 31, 2022, Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The Company has no Level 2 or Level 3 assets.
As of December 31, 2021, The Company has no Level 1, 2 or 3 assets that were measured at fair value.

NOTE 9. INCOME TAXES
The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Start-up/Organization costs	$300,424	$2,113
Net operating loss carryforwards	—	190

Total deferred tax assets	300,424	2,303
Valuation allowance	(300,424)	(2,303)

Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31, 2022	December 31, 2021
Current
Federal	890,770	$—
State	—	—
Deferred
Federal	(298,121)	(2,303)
State	—	—
Valuation allowance	298,121	2,303

Income tax provision	$890,770	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and for the period from October 14, 2021 (inception) through December 31, 2021, the valuation allowance was approximately $300,000 and approximately $2,000, respectively.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Statutory state rate, net of federal benefit	0.0%	0.0%
Merger costs	(91.6)%	0.0%
Change in valuation allowance	(35.6)%	(21.0)%

Income Taxes Benefit	-106.2%	0.0%

There were no unrecognized tax benefits as of December 31, 2022 and 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as noted below.
On February 6, 2023, the Company received a formal letter from Oppenheimer, advising that it had waived any claims to the Marketing Fees and the fees previously owed to Oppenheimer will not be paid or reallocated to any other advisor.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2023.

GSR II METEORA ACQUISITION CORP.

By:	/s/ Gus Garcia
Name:	Gus Garcia
Title:	Co-Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The undersigned hereby constitute and appoint Gus Garcia and Lewis Silberman, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as Directors and officers of GSR II Meteora Acquisition Corp., any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorneys-in-fact, or any one or more of them, as herein authorized.

Signature	Title	Date

/s/ Gus Garcia Gus Garcia	Co-Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2023

/s/ Lewis Silberman Lewis Silberman	Co-Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2023

/s/ Anantha Ramamurti Anantha Ramamurti	President and Director	March 30, 2023

/s/ Joseph Tonnos Joseph Tonnos	Chief Financial Officer (Principal Finance and Accounting Officer)	March 30, 2023

/s/ Michael Moe Michael Moe	Director	March 30, 2023

/s/ Baris Guzel Baris Guzel	Director	March 30, 2023

/s/ David Lorber David Lorber	Director	March 30, 2023

/s/ Eve Mongiardo Eve Mongiardo	Director	March 30, 2023

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 24, 2022, between GSR II Meteora Acquisition Corp. and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed March 2, 2022 (file no. 001-41305)).

1.2	Business Combination Marketing Agreement, dated February 24, 2022, between GSR II Meteora Acquisition Corp. and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed March 2, 2022 (file no. 001-41305)).

2.1	Transaction Agreement, dated as of August 24, 2022, by and among GSR II Meteora Acquisition Corp., GSR II Meteora Sponsor LLC, BT Assets, Inc., and Lux Vending, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed August 25, 2022 (file no. 001-41305)).

2.2	First Amendment to the Transaction Agreement, dated as of February 13, 2023, by and among GSR II Meteora Acquisition Corp., GSR II Meteora Sponsor LLC, BT Assets, Inc., and Lux Vending, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed February 14, 2023 (file no. 001-41305)).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed March 2, 2022 (file no. 333-261965)).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1/A filed February 23, 2022 (file no. 333-261965)).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed February 23, 2022 (file no. 333-261965)).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed February 23, 2022, (file no. 333-261965)).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed March 2, 2022 (file no. 333-261965)).

4.4	Specimen Rights Certificate (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed March 2, 2022 (file no. 333-261965)).

4.5	Warrant Agreement, dated February 24, 2022, between Continental Stock Transfer & Trust Company and GSR II Meteora Acquisition Corp. (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed March 2, 2022 (file no. 001-41305)).

4.6	Rights Agreement, dated February 24, 2022, between Continental Stock Transfer & Trust Company and GSR II Meteora Acquisition Corp. (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed March 2, 2022 (file no. 001-41305)).

4.7	Description of Securities.

10.1	Promissory Note, dated as of November 16, 2021, between GSR II Meteora Acquisition Corp. and GSR II Meteora Sponsor LLC (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A filed February 23, 2022 (file no. 333-261965)).

10.2	Securities Subscription Agreement, November 16, 2021, between GSR II Meteora Acquisition Corp. and GSR II Meteora Sponsor LLC (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A filed February 23, 2022 (file no. 333-261965)).

10.3	Private Placement Warrants Purchase Agreement, dated February 24, 2022, between GSR II Meteora Acquisition Corp. and GSR II Meteora Sponsor LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed March 2, 2022 (file no. 001-41305)).

i

Exhibit No.	Description

10.4	Investment Management Trust Agreement, dated February 24, 2022, between Continental Stock Transfer & Trust Company and GSR II Meteora Acquisition Corp. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed March 2, 2022 (file no. 001-41305)).

10.5	Registration Rights Agreement, dated February 24, 2022, among GSR II Meteora Acquisition Corp. and certain security holders named therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed March 1, 2022 (file no. 001-41305)).

10.6	Letter Agreement, dated February 24, 2022, between GSR II Meteora Acquisition Corp., its officers and directors and GSR II Meteora Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 2, 2022 (file no. 001-41305)).

10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A filed February 23, 2022 (file no. 333-261965)).

10.8	Sponsor Support Agreement, dated February 24, 2022, by and among GSR II Meteora Acquisition Corp., GSR II Meteora Sponsor LLC and BT Assets, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 25, 2022 (file no. 001-41305)).

10.9	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed August 25, 2022 (file no. 001-41305)).

10.10	Form of Tax Receivable Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed August 25, 2022 (file no. 001-41305)).

10.11	Form of Amended and Restated LLC Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed August 25, 2022 (file no. 001-41305)).

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.DRF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibits 101).

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ii