Form 10-Q
period 2023-03-31
GSR II Meteora Acquisition Corp.
filed 2023-05-05
CIK 1901799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

GSR II Meteora Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	001-41305	87-3203989
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

418 Broadway, Suite N Albany, New York	12207
(Address of Principal Executive Offices)	(Zip Code)
(561)532-4682
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, one warrant and one-sixteenth of one right	GSRMU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	GSRM	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	GSRMW	The Nasdaq Stock Market LLC
Rights, each whole right entitling the holder to receive one share of Class A common stock	GSRMR	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes
  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).    Yes  ☒    No  ☐
As of May 4, 2023
, 31,625,000 shares of Class A common stock, par value $0.0001 per share, and 7,906,250 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

GSR II METEORA ACQUISITION CORP.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
GSR II METEORA ACQUISITION CORP.
CONDENSED UNAUDITED BALANCE SHEETS

	March 31, 2023	December 31, 2022
Assets:
Current assets:
Cash	$75,352	$477,195
Prepaid expenses	452,625	500,417

Total current assets	527,977	977,612
Investments held in Trust Account	328,325,574	325,436,230

Total Assets	$328,853,551	$326,413,842

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$254,704	$105,642
Accrued expenses	4,661,083	3,184,482
Franchise tax payable	50,000	200,050
Income tax payable	1,529,043	890,770

Total current liabilities	6,494,830	4,380,944
Commitments and Contingencies (Note 6)
Class A common stock, 100,000,000 shares authorized; 31,625,000 shares subject to possible redemption issued and outstanding at $10.33 and $10.25 per share as of March 31, 2023 and December 31, 2022, respectively	326,646,768	324,245,647
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,906,250 shares issued and outstanding	791	791
Additional paid-in capital	—	—
Accumulated deficit	(4,288,838)	(2,213,540)

Total stockholders’ deficit	(4,288,047)	(2,212,749)

Total Liabilities and Stockholders’ Deficit	$328,853,551	$326,413,842

The accompanying notes are an integral part of these unaudited condensed financial statements.

GSR II METEORA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
General and administrative expenses	$2,075,298	$162,637
Franchise tax expenses	50,000	49,813

Loss from operations	(2,125,298)	(212,450)
Other income:
Change in value of investments held in Trust Account	3,089,394	(226,760)

Total other income (expense)	3,089,394	(226,760)

Income (Loss) before income tax expense	964,096	(439,210)
Income tax expense	638,273	—

Net income (loss)	$325,823	$(439,210)

Weighted average shares outstanding of Class A common stock	31,625,000	10,893,056

Basic and diluted net income (loss) per share, Class A common stock	$0.02	$1.02

Weighted average shares outstanding of Class B common stock	7,906,250	7,906,250

Basic and diluted net income (loss) per share, Class B common stock	$(0.05)	$(1.46)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GSR II METEORA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit

	Shares	Amount
Balance - December 31, 2022	7,906,250	$791	$—	$(2,213,540)	$(2,212,749)
Accretion for Class A common stock to redemption amount	—	—	—	(2,401,121)	(2,401,121)
Net income	—	—	—	325,823	325,823

Balance - March 31, 2023	7,906,250	$791	$—	$(4,288,838)	$(4,288,047)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance - December 31, 2021	7,906,250	$791	$24,209	$(10,965)	$14,035
Sale of private placement warrants to Sponsor in private placement	—	—	12,223,750	—	12,223,750
Fair value of warrants and rights included in the Units sold in the Initial Public Offering	—	—	17,710,000	—	17,710,000
Offering costs associated with issuance of warrants as part of the Units in the Initial Public Offering (net of reimbursement from underwriter)	—	—	(135,698)	—	(135,698)
Accretion for Class A common stock to redemption amount	—	—	(27,045,604)	—	(27,045,604)
Net loss	—	—	—	(439,210)	(439,210)

Balance - March 31, 2022	7,906,250	$791	$2,776,657	$(450,175)	$2,327,273

The accompanying notes are an integral part of these unaudited condensed financial statements.

GSR II METEORA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$325,823	$(439,210)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in value of investments held in Trust Account	(3,089,394)	226,760
Changes in operating assets and liabilities:
Prepaid expenses	47,792	(923,011)
Accounts payable	149,062	8,215
Accrued expenses	1,476,601	(10,000)
Franchise tax payable	(150,050)	49,145
Income tax payable	638,273	—

Net cash used in operating activities	(601,893)	(1,088,101)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(320,993,750)
Cash withdrawn from Trust Account for tax payments	200,050	—

Net cash provided by (used in) investing activities	200,050	(320,993,750)
Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	161,543
Repayment of note payable to related party	—	(241,543)
Proceeds received from initial public offering, gross	—	316,250,000
Proceeds received from private placement	—	12,223,750
Offering costs paid (net of reimbursement from underwriter)	—	(4,597,351)

Net cash provided by financing activities	—	323,796,399

Net Change in Cash	(401,843)	1,714,548
Cash – Beginning of period	477,195	44,739

Cash – End of period	$75,352	$1,759,287

Non-Cash investing and financing activities:
Offering costs included in accrued expenses	$—	$70,000

Reversal of accrued offering costs	$—	$(290,000)

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
As of March 31, 2023, the Company had not yet commenced operations. All activity through March 31, 2023 relates to the Company’s formation and the Company’s initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income
from the proceeds held in the Trust Account (as defined below).
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
Upon the closing of the Initial Public Offering and the Private Placement, approximately $321.0 million ($10.15 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under
the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account as described below.
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
Proposed Business Combination
On August 23, 2022, the board of directors of the Company unanimously approved the transaction agreement (the “Transaction Agreement”), dated on August 24, 2022 and was later amended on February 13, 2023 and April 4, 2023, by and among the Company, the Sponsor, BT Assets, Inc., a Delaware corporation (“BT Assets”), and Lux Vending, LLC, a Georgia limited liability company and a wholly owned subsidiary of BT Assets, dba Bitcoin Depot (“Lux Vending”). The Transaction Agreement and the transactions contemplated thereby were approved by the board of directors of the Company and the leadership team of BT Assets. Upon the consummation of the transactions contemplated by the Transaction Agreement (the “Closing”), the Company will change its name to Bitcoin Depot Inc. (and the combined post-business combination company will be reorganized into an umbrella partnership C corporation (or
“Up-C”)
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

On April 4, 2023, the Company, the Sponsor, Lux Vending and BT Assets entered into a Second Amendment (the “Second Amendment”) to the Transaction Agreement. The Second Amendment provides for an amendment to the definition of the “Agreement End Date” in the Transaction Agreement and changes the date listed therein from April 7, 2023 to May 15, 2023 or such later date as may be mutually agreed upon by the Company and Lux Vending. All other terms of the Transaction Agreement remain unmodified and in full force and effect.
Going Concern Consideration
As of March 31, 2023, the Company had approximately $75,000 in cash, and working capital deficit of approximately $6 million (taking into account tax obligations of approximately $1.6 million; however, such amount may be paid by proceeds earned from interest income on investments held in Trust Account, to the extent available).
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
Article 10 of
Regulation S-X and
pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP and have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or for any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on March 30, 2023.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.
Investments Held in T
rus
t Account
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
Net Loss Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome. In order to determine the net income (loss) attributable to both the Class A and Class B common stock, the Company first considered the total income (loss) allocable to both sets of shares, including the accretion of Class A redeemable shares to redemption value which represents the difference between the gross proceeds of the Initial Public Offering, net of offering costs, and the redemption value of the redeemable shares of $10.15 per share. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between Class A and Class B common stock for the three months ended March 31, 2023 and 2022.
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
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Net income (loss)	$325,823	$(439,210)
Accretion of redeemable common stock to redemption amount	(2,401,121)	(27,045,604)

Net income (loss) including accretion of temporary equity to redemption value	$(2,075,298)	$(27,484,814)

	For the three months ended March 31, 2023		For the three months ended March 31, 2022

	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity to redemption value	$(1,660,238)	$(415,060)	$(15,925,780)	$(11,559,034)
Accretion of common stock to redemption value	2,401,121	—	27,045,604	—

Net income (loss)	740,883	(415,060)	11,119,824	(11,559,034)
Denominator:
Basic and diluted weighted average shares outstanding	31,625,000	7,906,250	10,893,056	7,906,250

Basic and diluted net income (loss) per share	$0.02	$(0.05)	$1.02	$(1.46)

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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
On February 16, 2022, the Sponsor transferred 20,000 shares to each of the independent directors. The independent directors agreed that such shares would not vest until and unless the last reported closing price of the Class A common stock (or the equivalent security following the Business Combination) of the Company or applicable successor exceeds $10.00 per share for twenty days
 during any thirty-day period starting
on the first trading day immediately after the Company consummates its initial Business Combination. The sale of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans
On November 16, 2021, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note is non-interest bearing,
unsecured and due upon the closing of the Initial Public Offering. The Company borrowed approximately $242,000 under the Note and repaid the balance in full on March 4, 2022.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
On February 24, 2022, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to reimburse the Sponsor $66,666 per month for office space, utilities and secretarial and administrative support made available to the Company through the earlier of consummation of the initial Business Combination and the Company’s liquidation. The Company incurred $199,998 and $66,666 in connection with such fees during the three months ended March 31, 2023 and 2022, respectively, reported within general and administrative expenses in the accompanying statements of operations.
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
NOTE 7. REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Preferred Stock
-The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
-The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 31,625,000 shares of Class A common stock issued or outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the balance sheets.
Class
 B Common Stock
-The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 7,906,250 shares of Class B common stock issued and outstanding. Of the 7,906,250 shares of Class B common stock outstanding, up to 1,031,250 shares were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part so that the Founder Shares would collectively represent 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On March 1, 2022, the underwriter consummated the exercise in full of the over-allotment; thus, these 1,031,250 shares of Class B common stock were no longer subject to forfeiture.
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

GSR II METEORA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination at a ratio such that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock, will equal, in the aggregate, on an as-converted basis, 20%of
the sum of (i) the total number of shares issued in the Initial Public Offering, including shares issued in connection with the underwriter’s exercise of their option to purchase additional Units, plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans.
Rights
- As of March 31, 2023 and December 31, 2022, the Company had 1,976,562 Rights outstanding, Each holder of a whole Right will receive one share of Class A common stock upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a whole Right will be required to affirmatively convert his, her or its Rights in order to receive the one share underlying each whole Right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights, and the Rights will expire worthless. No fractional shares will be issued upon conversion of any Rights.
Warrants
- As of March 31, 2023 and December 31, 2022, the Company had 31,625,000 Public Warrants and 12,223,750 Private Placement Warrants outstanding. There were no warrants outstanding as of December 31, 2022. The warrants will become exercisable 30 days after the completion of an Initial Business Combination; provided the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than twenty business days after the closing of the Initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

•
if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share
dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-tradingday
period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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
NOTE 8. FAIR MARKET MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities	$328,325,574	$—	$—

December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities	$325,436,230	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period.
As of March 31, 2023 and December 31, 2022, Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The Company has no Level 2 or Level 3 assets.
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, except as noted below.
On April 4, 2023, the Company, the Sponsor, Lux Vending and BT Assets entered into a Second Amendment (the “Second Amendment”) to the Transaction Agreement. The Second Amendment provides for an amendment to the definition of the “Agreement End Date” in the Transaction Agreement and changes the date listed therein from April 7, 2023 to May 15, 2023 or such later date as may be mutually agreed upon by the Company and Lux Vending. All other terms of the Transaction Agreement remain unmodified and in full force and effect.
On May 3, 2023, the Company filed and commenced mailing of a Definitive Proxy Statement on Schedule 14A (the “Proxy Statement”) in connection with a special meeting of stockholders (i) to amend the Company’s amended and restated certificate of incorporation (the “Charter”) to extend the date by which the Company must complete an initial Business Combination from June 1, 2023 to July 1, 2023, and to allow the Company, without another stockholder vote, to further extend the date to consummate an initial Business Combination on a monthly basis up to eight times by an additional one month each time after July 1, 2023, or later extended deadline date, by resolution of the Board, if requested by the Sponsor, until March 1, 2024 (such date as extended, the “Extended Date”), unless the closing of the initial Business Combination shall have occurred prior thereto; and (ii) to amend the Investment Management Trust Agreement, dated February 24, 2022, by and between the Company and Continental, to change the initial date on which Continental must commence liquidation of the Trust Account to the Extended Date or such later date as may be approved by the Company’s stockholders in accordance with the Charter if a letter of termination under the Trust Agreement is not received by Continental prior to such date.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation on October 14, 2021. We were incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities that we have not yet identified (“Business Combination”).

As of March 31, 2023, we had not yet commenced operations. All activity through March 31, 2023 relates to our formation and our initial public offering (the “Initial Public Offering”), which is described below, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds held in the Trust Account (as defined below). We have selected December 31 as our fiscal year end.

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

Proposed Business Combination

On August 24, 2022, we entered into a transaction agreement (as amended by the First Amendment to the Transaction Agreement (the “First Amendment”), dated as of February 13, 2023, as further amended by the Second Amendment to the Transaction Agreement (the “Second Amendment”), dated as of April 4, 2023, and as may be further amended and/or restated from time to time, the “Business Combination Agreement”), by and among us, our Sponsor, BT Assets, Inc., a Delaware corporation (“BT Assets”), and Lux Vending, LLC, a Georgia limited liability company and a wholly owned subsidiary of BT Assets, dba Bitcoin Depot (“Lux Vending”), as fully disclosed in a Current Report on Form 8-K filed with the SEC on August 25, 2022.

On February 13, 2023, we entered into the First Amendment pursuant to which, among other things, the definition of the “Agreement End Date” in the Business Combination Agreement was amended to change the date listed therein from February 28, 2023 to April 7, 2023 or such later date as may be mutually agreed upon by us and Lux Vending.

On April 4, 2023, we entered into the Second Amendment pursuant to which, among other things, the definition of the “Agreement End Date” in the Business Combination Agreement was amended to change the date listed therein from April 7, 2023 to May 15, 2023 or such later date as may be mutually agreed upon by us and Lux Vending.

The obligations of the parties to consummate the transactions contemplated by the Business Combination Agreement (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Business Combination”) are subject to the satisfaction or waiver of certain customary closing conditions.

Going Concern Consideration

As of March 31, 2023, we had approximately $75,000 in cash, and working capital deficit of approximately $6 million (taking into account tax obligations of approximately $1.6 million; however, such amount may be paid by proceeds earned from interest income on investments held in Trust Account, to the extent available).

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

Results of Operations

Our entire activity since inception up to March 31, 2023 relates to our formation and the Initial Public Offering, and since the Initial

Public Offering, our search for a Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds held in the Trust Account.

For the three months ended March 31, 2023, we had net income of approximately $326,000, which consisted of approximately $2.1 million in general and administrative expenses, $50,000 in franchise tax expense and approximately $638,000 in income tax expenses, partially offset by approximately $3 million of increase in value of investments held in Trust Account.

For the three months ended March 31, 2022, we had a net loss of approximately $439,000, which consisted of approximately $163,000 in general and administrative expenses, approximately $50,000 in franchise tax expense, and approximately $227,000 in change in value of investments held in Trust Account.

Contractual Obligations

Administrative Support Agreement

On February 24, 2022, we entered into an agreement with the Sponsor, pursuant to which we agreed to reimburse our Sponsor $66,666 per month for office space, utilities and secretarial and administrative support made available to us through the earlier of consummation of the initial Business Combination and our liquidation. We incurred $199,998 and $66,666 in connection with such fees during the three months ended March 31, 2023 and 2022, respectively, reported within general and administrative expenses in the accompanying statements of operations, respectively.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting estimates:

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

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our preliminary proxy statement filed with the SEC on April 14, 2023 and our Annual Report on Form 10-K for the year ended December 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our preliminary proxy statement filed with the SEC on April 14, 2023 and our Annual Report on Form 10-K for the year ended December 31, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1	First Amendment to the Transaction Agreement, dated February 13, 2023, by and among GSR II Meteora Acquisition Corp., GSR II Meteora Sponsor LLC, BT Assets, Inc., and Lux Vending, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed February 13, 2023 (file no. 001-41305)).

2.2	Second Amendment to the Transaction Agreement, dated April 4, 2023, by and among GSR II Meteora Acquisition Corp., GSR II Meteora Sponsor LLC, BT Assets, Inc., and Lux Vending, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed April 4, 2023 (file no. 001-41305)).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of May, 2023.

GSR II METEORA ACQUISITION CORP.

By:	/s/ Gus Garcia
Name:	Gus Garcia
Title:	Co-Chief Executive Officer