Form 10-Q
period 2023-06-30
Bitcoin Depot Inc.
filed 2023-08-18
CIK 1901799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-41305

Bitcoin Depot Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-3219029
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3343 Peachtree Road NE, Suite 750 Atlanta, GA	30326
(Address of principal executive offices)	(Zip Code)
(687)
435-9604
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	BTM	The NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	BTMWW	The NASDAQ Stock Market LLC
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer	☒	Smaller reporting company

		☒	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of August 15, 2023, the registrant had 12,358,691 shares outstanding of Class A common stock, par value $0.0001 per share, 0 shares outstanding of Class B common stock, par value $0.0001 per share, 1,075,761 shares outstanding of Class E common stock, par value $0.0001 per share, 0 shares outstanding of Class M common stock, par value $0.0001 per share, 0 shares outstanding of Class O common stock, par value $0.0001 per share, and 44,100,000 shares outstanding of Class V common stock, par value $0.0001 per share.

Bitcoin Depot Inc.

Quarterly Report on Form 10-Q

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of Bitcoin Depot Inc. (the “Company” or “Bitcoin Depot”). Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

•	risks relating to the uncertainty of the projected financial information with respect to the Company;

•	failure to realize the anticipated benefits of the Merger;

•	the ability to maintain the listing of the Class A common stock and the Warrants on Nasdaq;

•	the Company’s ability to issue equity or equity-linked securities, to obtain debt financing or refinance existing indebtedness on satisfactory terms, or otherwise raise financing in the future;

•	the liquidity and trading of the Class A common stock and the Warrants;

•	members of the Company’s management team allocating their time to other businesses and potentially having conflicts of interest with the Company’s business;

•	the Company’s future financial performance;

•	the Company’s success in retaining or recruiting, or changes required in, its officers, key employees or directors;

•	the Company’s ability to manage future growth;

•	the Company’s ability to develop new products and services, bring them to market in a timely manner, and make enhancements to its business;

•	the effects of competition on the Company’s business;

•	market adoption and future performance of cryptocurrencies;

•	changes in domestic and foreign business, financial, political and legal conditions;

•	future global, regional or local economic and market conditions;

•	the outcome of any potential litigation, government and regulatory proceedings, investigations and inquiries;

•	the development, effects and enforcement of laws and regulations; and

ii

•

the Company’s other plans, objectives, expectations and intentions described or referenced in this Quarterly Report on Form 10-Q under the heading “Risk Factors,” and other documents that the Company will file, from time to time with the Securities Exchange Commission (“SEC”).

If any of these risks materialize or our assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. There may be additional risks that we do not presently know or that we currently believe are immaterial that could also cause actual results to differ from those contained in the forward-looking statements.

In addition, forward-looking statements reflect our expectations, plans or forecasts of future events and views as of the date hereof. We anticipate that subsequent events and developments will cause our assessments to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so except as otherwise required by applicable law. These forward-looking statements should not be relied upon as representing our assessment as of any date subsequent to the date hereof.

These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. As a result of a number of known and unknown risks and uncertainties, actual results or our performance of the Company may be materially different from those expressed or implied by these forward-looking statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in and have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

iii

Part I - Financial Information

Item 1.	Financial Statements.
BITCOIN DEPOT INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Current:
Cash and cash equivalents	$27,415	$37,540
Cryptocurrencies	811	540
Accounts receivable, net	1,133	263
Prepaid expenses and other current assets	3,336	2,015

Total current assets	32,695	40,358
Property and equipment:
Furniture and fixtures	618	618
Leasehold improvements	172	172
Kiosk machines - owned	14,932	15,234
Kiosk machines - leased	33,355	36,591
Vehicles	35	17

Total property and equipment	49,112	52,632
Less: accumulated depreciation	(18,244)	(13,976)

Total property and equipment, net	30,868	38,656
Intangible assets, net	4,600	5,351
Goodwill	8,717	8,717
Operating lease right-of-use assets, net	253	302
Security deposits	17	17
Deferred tax asset	822	—

	14,409	14,387

Total assets	$77,972	$93,401

The accompanying notes are an integral part of these unaudited consolidated financial statements

BITCOIN DEPOT INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2023 (unaudited)	December 31, 2022
Liabilities and Stockholders’ Equity and Member’s Equity
Current:
Accounts payable	$10,852	$8,119
Accrued expenses	24,127	11,309
Note payable	1,868	8,050
Income taxes p ayable	677	647
Deferred revenue	23	19
Operating lease liabilities, current portion	232	228
Current installments of obligations under finance leases	13,125	18,437
Derivative liabilities	6	—
Other t ax p ayable	795	—

Total current liabilities	$51,705	$46,809
Long-term liabilities
Note payable, non-current	16,144	29,522
Operating lease liabilities, non-current	162	247
Obligations under finance leases, non-current	4,037	6,140
Deferred income tax, net	390	1,239
Tax receivable agreement liability	754	—

Total long-term liabilities	$21,487	$37,148

Total Liabilities	$73,192	$83,957

Commitments and Contingencies (Note 22)
Stockholders’ Equity and Member’s Equity
Series A P referred S tock, $0.0001 par value; 50,000,000 authorized, 4,300,000 shares issued and outstanding , at June 30, 2023	—	—
Class A common stock, $0.0001 par value; 800,000,000 authorized, 12,358,691 shares issued and outstanding at June 30, 2023	1	—
Class B common stock, $0.0001 par value; 20,000,000 authorized, no shares issued and outstanding at June 30, 2023	—	—
Class E common stock, $0.0001 par value; 2,250,000 authorized, 1,075,761 shares issued and outstanding at June 30, 2023	—	—
Class M common stock, $0.0001 par value; 300,000,000 authorized, no shares issued and outstanding at June 30, 2023	—	—
Class O common stock, $0.0001 par value; 800,000,000 authorized, no shares issued and outstanding at June 30, 2023	—	—
Class V common stock, $0.0001 par value; 300,000,000 authorized, 44,100,000 shares issued and outstanding at June 30, 2023	4	—
Stock subscriptions receivable	(5,613)	—
Additional paid-in capital	15,504	—
Retained earnings (accumulated deficit)	(17,259)	—
Equity attributed to Legacy Bitcoin Depot	—	7,396
Accumulated other comprehensive loss	(203)	(182)

Total Stockholders’ Equity and Equity Attributable to Legacy Bitcoin Depot	$(7,566)	$7,214

Equity attributable to non-controlling interests	12,346	2,230

Total Stockholders’ Equity and Member’s Equity	$4,780	$9,444

Total Liabilities and Stockholders’ Equity and Member’s Equity	$77,972	$93,401

The accompanying notes are an integral part of these unaudited consolidated financial statements

BITCOIN DEPOT INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$197,474	$167,867	$361,077	$322,391
Cost of revenue (excluding depreciation and amortization)	167,242	149,213	308,543	290,482
Operating expenses:
Selling, general, and administrative	16,168	7,241	27,003	14,930
Depreciation and amortization	3,499	4,802	6,295	9,602

Total operating expenses	$19,667	$12,043	$33,298	$24,532

Income from operations	$10,565	$6,611	$19,236	$7,377

Other (expense ) income:
Interest expense	(4,404)	(2,947)	(7,351)	(6,044)
Other (expense) income	(10,797)	(90)	(10,913)	12
(Loss) gain on foreign currency transactions	(62)	643	(211)	(189)

Total other (expense) income	$(15,263)	$(2,394)	$(18,475)	$(6,221)

Income (loss) before provision for income taxes and non-controlling interest	(4,698)	4,217	761	1,156
Income tax (expense) benefit	692	(80)	1,314	(392)

Net (loss) incom e	$(4,006)	$4,137	$2,075	$764

Net income attributable to Legacy Bitcoin Depot unit holders	6,616	4,183	12,906	871
Net income (loss) attributable to non-controlling interest in subsidiary	77	46	(132)	107

Net (loss) income attributable to Bitcoin Depot Inc.	$(10,699)	$—	$(10,699)	$—

Other comprehensive income (loss), net of tax
Net (loss) income	$(4,006)	$4,137	$2,075	$764
Foreign currency translation adjustments	(21)	(222)	(21)	(234)

Total comprehensive (loss) income	$(4,027)	$3,915	$2,054	$530

Comprehensive income attributable to Legacy Bitcoin Depot unit holders	6,595	3,961	12,885	637
Comprehensive income (loss) attributable to non-controlling interest in subsidiary	77	46	(132)	107

Comprehensive (loss) income attributable to Bitcoin Depot Inc.	$(10,699)	$—	$(10,699)	$—

Net (loss) income attributable to Bitcoin Depot Inc.	$(10,699)		$(10,699)
(Loss) earnings per share basic and diluted	$(0.64)		$(0.64)
Weighted average shares: basic and diluted	16,658,691		16,658,691

The accompanying notes are an integral part of these unaudited consolidated financial statements

BITCOIN DEPOT INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2023
(UNAUDITED)
(in thousands, except share and per share amounts)

	Equity Attributed to Legacy Bitcoin Depot	Series A Preferred Stock		Class A Common Stock		Class V Common Stock		Class E Common Stock		Accumulated Other Comprehensive (Loss)	Non-Controlling Interest	Stock Subscriptions Receivable	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity and Member’s Equity
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
April 1, 2023	13,182	—	—	—	—	—	—	—	—	(182)	2,213	—	—	—	15,213
Distributions	(12,233)	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,233)
Stock compensation prior to transaction	—	—	—	—	—	—	—	—	—	—	190	—	—	—	190
Foreign currency translation	—	—	—	—	—	—	—	—	—	(21)	—	—	—	—	(21)
Net income (loss) prior to transaction	6,616	—	—	—	—	—	—	—	—	—	77	—	—	—	6,693
Recapitalization of Legacy Bitcoin Depot equity and establishment of non-controlling interest	(7,565)	—	—	11,858,691	1	44,100,000	4	1,075,761	—	—	9,866	(4)	—	(5,806)	(3,504)
Establishment of TRA	—	—	—	—	—	—	—	—	—	—	—	—	—	(754)	(754)
Shares issued in connection with the PIPE Financing	—	4,300,000	—	—	—	—	—	—	—	—	—	(5,609)	13,889	—	8,280
Post transaction stock compensation expense related to shares issued to founder	—	—	—	500,000	—	—	—	—	—	—	—	—	1,615	—	1,615
Net Income (loss) after transaction-attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,699)	(10,699)

June 30, 2023	—	4,300,000	—	12,358,691	1	44,100,000	4	1,075,761	—	(203)	12,346	(5,613)	15,504	(17,259)	4,780

January 1, 2023	7,396	—	—	—	—	—	—	—	—	(182)	2,230	—	—	—	9,444
Distributions	(12,737)	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,737)
Stock compensation prior to transaction	—	—	—	—	—	—	—	—	—	—	382	—	—	—	382
Foreign currency translation	—	—	—	—	—	—	—	—	—	(21)	—	—	—	—	(21)
Net income (loss) prior to transaction	12,906	—	—	—	—	—	—	—	—	—	(132)	—	—	—	12,774
Recapitalization of Legacy Bitcoin Depot equity and establishment of non-controlling interest	(7,565)	—	—	11,858,691	1	44,100,000	4	1,075,761	—	—	9,866	(4)	—	(5,806)	(3,504)
Establishment of TRA	—	—	—	—	—	—	—	—	—	—	—	—	—	(754)	(754)
Shares issued in connection with the PIPE Financing	—	4,300,000	—	—	—	—	—	—	—	—	—	(5,609)	13,889	—	8,280
Post transaction stock compensation expense related to shares issued to founder	—	—	—	500,000	—	—	—	—	—	—	—	—	1,615	—	1,615
Net Income (loss) after transaction-attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,699)	(10,699)

June 30, 2023	—	4,300,000	—	12,358,691	1	44,100,000	4	1,075,761	—	(203)	12,346	(5,613)	15,504	(17,259)	4,780

The accompanying notes are an integral part of these unaudited consolidated financial statements

BITCOIN DEPOT INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2022
(UNAUDITED)
(
i
n thousands, except share and per share amounts)

	Equity Attributed to Legacy Bitcoin Depot	Accumulated Other Comprehensive (Loss)	Total Equity Attributed to Legacy Bitcoin Depot	Equity Attributed to Non- Controlling Interest	Total Member’s Equity

April 1, 2022	$8,115	$(84)	$8,031	$1,675	$9,706
Distributions	(3,545)	—	(3,545)	—	(3,545)
Stock compensation	—	—	—	303	303
Foreign currency translation	—	(222)	(222)	—	(222)
Net income ( l oss)	4,183	—	4,183	(46)	4,137

Balance at June 30, 2022	8,753	(306)	8,447	1,932	10,379

Balance at January 1, 2022	17.616	(72)	17,544	1,432	18,976
Distributions	(9,734)	—	(9,734)	—	(9,734)
Stock compensation	—	—	—	607	607
Foreign currency translation	—	(234)	(234)	—	(234)
Net income ( l oss)	871	—	871	(107)	764

Balance at June 30, 2022	$8,753	$(306)	$8,447	$1,932	$10,379

The accompanying notes are an integral part of these unaudited consolidated financial statements

BITCOIN DEPOT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2023	2022
Cash flows from Operating Activities:
Net Income	$2,075	$764
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	515	301
Adjustment to contingent earnout liability	142	—
Depreciation and amortization	6,295	9,602
Expense associated with Series A Preferred Share PIPE Issuance	9,213	—
Non-cash stock compensation	1,997	607
Purchase of services in cryptocurrencies	432	2,376
Deferred taxes	(867)	(338)
Realized gain on cryptocurrencies	—	(989)
Loss on lease m odification	1,201	—
Loss on disposal of property and equipment	255	—
Reduction in carrying amount of right-of-use assets	49	38
Cryptocurrency received as payment	(288)	(2,258)
Change in operating assets and liabilities:
Accounts receivable, net	(870)	(25)
Income tax receivable	—	27
Cryptocurrencies	(438)	2,278
Prepaid expenses and other current assets	(978)	11
Accounts payable	(125)	(3,307)
Accrued expenses	8,331	1,324
Income taxes payable	(268)	688
Derivative liabilities	6	—
Deferred revenue	4	91
Operating lease liabilities	(82)	(68)

Net Cash Flows From (Used In) Operations	$26,599	$11,122
Cash flows from Investing Activities:
Acquisition of property and equipment	(18)	(700)

Net Cash Flows From (Used In) Investing Activities	$(18)	$(700)
Cash flows from Financing Activities:
Net proceeds from Merger	3,343	—
PIPE commitment fee paid at closing	(583)	—
Proceeds from issuance of note payable	—	5,000
Principal payments on note payable	(18,926)	(1,600)
Principal payments finance lease	(6,701)	(8,376)
Payment for deferred financing costs	(1,149)	(209)
Distributions	(12,711)	(5,167)

Net Cash Flows From (Used In) Financing Activities	$(36,727)	$(10,352)
Effect of exchange rate changed on cash and cash equivalents	21	(234)

Net change in cash	$(10,125)	$(164)
Cash and cash equivalents - beginning of period	37,540	38,028

Cash and cash equivalents - end of period	$27,415	$37,864

The accompanying notes are an integral part of these unaudited consolidated financial statements

BITCOIN DEPOT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid during the six months ended June 30 for:

Interest	$7,036	$5,636

Income taxes	$2,212	$4

Supplemental disclosures of
non-cash
investing and financing activities:
See Note 4 for information on
non-cash
distribution
to
the Member.
See Note
21
 for information on
non-cash
activity related to a lease termination and new lease arrangement.
The accompanying notes are an integral part of these unaudited consolidated financial statements

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Organization and Background
(a) Organization
Bitcoin Depot Inc. (“Bitcoin Depot”, or the “Company”), a Delaware corporation, was formed on October 14, 2021 as GSR II Meteora Acquisition Corp. (see Note 2(a)). Bitcoin Depot owns and operates a network of cryptocurrency kiosks (“BTMs”) across North America where customers can buy and sell cryptocurrencies. In addition to the BTM network, Bitcoin Depot also sells cryptocurrency to consumers at a network of retail locations through its BDCheckout product offering and through its website via over-the-counter
(“OTC”) trade. The BDCheckout offering allows users similar functionality to the BTM kiosks, enabling users to load cash into their accounts at the checkout counter at retailer locations, and use those funds to purchase cryptocurrency. The Company’s website allows users to initiate and complete OTC trades for cryptocurrency. Bitcoin Depot also offers a software solution to other BTM operators through its controlled subsidiary, BitAccess Inc.
(b) Background
Several factors affect the price of cryptocurrencies, including but not limited to: (a) global supply and demand; (b) investors’ expectations with respect to the rate of inflation; (c) interest rates; (d) currency exchange rates, including the rates at which cryptocurrencies may be exchanged for fiat currencies; (e) fiat currency withdrawal and deposit policies of electronic market places where traders may buy and sell cryptocurrencies based on bid-ask
trading activity with the various exchanges and the liquidity of those exchanges; (f) interruptions in service from or failures of major cryptocurrency exchanges; (g) investment and trading activities of large investors, including private and registered funds, that may directly or indirectly invest in cryptocurrencies; (h) monetary policies of governments, trade restrictions, currency devaluations and revaluations; (i) regulatory measures, if any, that restrict the use of cryptocurrencies as a form of payment; (j) the maintenance and development of the open-source
protocol governing the cryptocurrency’s network; (k) global or regional political, economic or financial events and situations; and (l) expectations among market participants that the value of a cryptocurrency will soon change.
Global supply for a particular cryptocurrency is determined by the asset’s network source code, which sets the rate at which assets may be awarded to network participants. Global demand for cryptocurrencies is influenced by such factors as the increase in acceptance by retail merchants and commercial businesses of a cryptocurrency as a payment alternative, the security of online exchanges and digital wallets, the perception that the use of cryptocurrencies is safe and secure, and the lack of regulatory restrictions on their use. Additionally, there is no assurance that any cryptocurrency will maintain its long-term
value in terms of purchasing power. Any of these events could have a material adverse

effect on the Company’s financial position and the results of its operations.

(c) Liquidity
As of June 30, 2023, the Company had current assets of $32.7 million, including cash and cash equivalents of $27.4 million, current liabilities of $51.7 million, total stockholders’ equity of $4.8 million and an accumulated deficit of $17.3 million. For the six months ended June 30, 2023, the Company recognized net income of $2.1 million and generated cash flows from operations of $26.6 million. The Company expects its existing cash and cash equivalents, together with cash provided by operations, to be sufficient to fund its operations for a period of 12 months from the
date that these consolidated financial statements are issued.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2) Basis of Presentation Summary of Significant Accounting Policies
(a) Basis of Presentation
Reverse Recapitalization
GSR II Meteora Acquisition Corp. (“GSRM”) was a blank check company incorporated as a Delaware corporation on October 14, 2021, for the purpose of effecting a merger or similar business combination with one or more businesses. On March 1, 2022, GSRM consummated its Initial Public Offering (“IPO”). On August 24, 2022, GSRM entered into a Transaction Agreement, as subsequently amended (the “Transaction Agreement”), by and among GSRM, GSR II Meteora Sponsor LLC (the “Sponsor”), Lux Vending, LLC (dba Bitcoin Depot) (“Legacy Bitcoin Depot”) and BT Assets, Inc. (“BT Assets”) (the “Merger”). Prior to the events contemplated in the TA, BT Assets was the sole owner and member in Legacy Bitcoin Depot.
On June 30, 2023 (the “Closing Date”), Legacy Bitcoin Depot merged with and into Bitcoin Depot Operating LLC (“BT OpCo”), with BT OpCo surviving the Merger as the post-transaction operating company owned solely by a newly formed entity, BT HoldCo, LLC (“BT HoldCo”) with common units (the “BT Holdco Common Units”), preferred units (the “BT Holdco Preferred Units”) and earnout units (the “BT Holdco Earnout Units”) outstanding and issued to BT Assets. In connection with the Merger, GSRM changed its name to Bitcoin Depot Inc., purchased BT Holdco Common Units owned by BT Assets and was issued BT Holdco Earnout Units and warrants issued by BT HoldCo to the Company to purchase a number of BT HoldCo Common Units equal to the number of shares of Class A common stock that may be purchased upon the exercise in full of all Warrants outstanding immediately after Closing (“BT Holdco Matching Warrants”). The former owners of Legacy Bitcoin Depot (i.e., BT Assets and the owners thereof) were issued 44,100,000 non-economic, super voting shares of Class V common stock in Bitcoin Depot. The Class V common stock held by BT Assets corresponds to units held by BT Assets in BT HoldCo and represents non-controlling
interests in the Company, as described in Note 9. Following the closing of the Merger, the Company is organized under an “Up-C” structure in which the business of the Company is operated by BT HoldCo and its subsidiaries, and Bitcoin Depot’s only material direct asset consists of equity interests in BT HoldCo. At June 30, 2023, the Company holds 12,358,691 common units, 4,300,000 Series A Preferred Units and 43,848,750 warrants in BT HoldCo. Also at June 30, 2023 BT Assets owns 41,200,000 common units, 2,900,000 Founder Preferred Units, 5,000,000 Class 1 Earnout Units, 5,000,000 Class 2 Earnout Units and 5,000,000 Class 3 Earnout Units in BT HoldCo.
On the Closing Date, the Company also issued 4,300,000
shares of Series A Convertible Preferred Stock of the Company (the “Series A Preferred Stock”) in connection with the private placement (“PIPE
Financing
”) discussed in Note 4, and

12,358,691 shares of Class A
common stock
.
Notwithstanding the legal form of the Merger pursuant to the Transaction Agreement, the Merger is accounted for as a reverse recapitalization. The Merger will be accounted for as a common control transaction and reverse recapitalization in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), as BT Assets controls BT OpCo both before and after the transactions. Legacy Bitcoin Depot is determined to be the predecessor and represents a continuation of BT OpCo’s balance sheet and consolidated statement of Income (Loss) and Comprehensive Income (Loss), reflective of the recapitalization of the Merger.
As a result of the reverse capitalization accounting, the assets and liabilities of Legacy Bitcoin Depot are reflected by the Company at their historical cost with no additional goodwill or intangible assets recorded, accompanied by a recapitalization of the equity structure.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with the Merger, the Company’s Class A common stock is now listed on The National Association of Securities of Dealers Automated Quotations (“Nasdaq”) under the symbol BTM and warrants to purchase the Class A common stock are listed on Nasdaq under the symbol BTMWW in lieu of the GSRM Ordinary Shares and GSRM’s warrants, respectively. GSRM’s units automatically separated into the GSRM’s Ordinary Shares and GSRM’s warrants and ceased trading separately on the Nasdaq following the Closing Date. Prior to the Merger, GSRM neither engaged in any operations nor generated any revenue. Until the Merger, based on GSRM’s business activities, it was a shell company as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
The consolidated assets, liabilities and results of operations prior to the Merger reflect those of Legacy Bitcoin Depot, which represents the predecessor of the Company. All such references to the Company for periods prior to the Merger refer to the activity of Lux Vending, LLC.
Unaudited Interim Financial Statements
The unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to interim reporting. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Lux Vending, LLC (dba Bitcoin Depot) as of December 31, 2022 and December 31, 2021 included in GSRM’s definitive proxy statement filed with the SEC on June 20, 2023. The Company has included all normal recurring items and adjustments necessary for a fair presentation of the results of the interim period. The Company’s interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year.
The Company consolidates business enterprises that it controls by ownership of a majority voting interest. However, there are situations in which consolidation is required even though the usual condition of consolidation (ownership of a majority voting interest) does not apply. An enterprise must consolidate a Variable Interest Entity (“VIE”) if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company consolidates all entities that it controls by ownership of a majority voting interest as well as VIEs for which the Company is the primary beneficiary.
In connection with the Merger, the Company became the sole managing member of BT HoldCo, which holds all of the Company’s operating subsidiaries, and has the sole authority to make the key operating decisions on behalf of BT HoldCo. As such, the Company determined that BT HoldCo is a VIE and the Company is the primary beneficiary. Accordingly, these consolidated financial statements include the assets, liabilities and results of operations of BT HoldCo.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The consolidated financial statements of the Company include the accounts of Bitcoin Depot Inc. and its controlled subsidiaries: BT HoldCo, Bitcoin Depot Operating, LLC, Mintz Assets, Inc., Express Vending, Inc., Intuitive Software, LLC, Digital Gold Ventures, Inc. (“Digital Gold”), and BitAccess Inc. BT HoldCo is a holding company with ownership of Bitcoin Depot Operating, LLC. Bitcoin Depot Operating, LLC is a holding company with ownership of Mintz Assets, Inc. and Intuitive Software, LLC. Mintz Assets, Inc. is a holding company that holds the ownership of Express Vending, Inc. Express Vending, Inc. is a Canadian corporation whose business activities include owning and operating a network of BTM kiosks in Canada.

Intuitive Software, LLC is a holding company that holds an 82.14% equity interest (through its ownership of Digital Gold) in BitAccess Inc., a Canadian corporation. The non-controlling
interests held by investors directly in BT HoldCo and BitAccess are presented separately as further discussed in Note 9. Intercompany balances and transactions have been eliminated in consolidation.
(b) Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, valuation of current and deferred income taxes, the determination of the useful lives of property and equipment, recoverability of intangible assets and goodwill, fair value of long-term
debt, present value of lease liabilities and
right-of-use
assets, assumptions and inputs for fair value measurements used in business combinations, impairments of cryptocurrencies, and contingencies, including liabilities that the Company deems are not probable of assertion. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.
(c) Concentration of Credit Risk Arising from Cash Deposits in Excess of Insured Limits
The Company maintains cash in established U.S. and Canadian financial institutions that often will exceed federally insured limits. The Company has not experienced any losses in such accounts that are maintained at the financial institutions.
The Company maintains cash balances in its BTMs and in fiat wallets with cryptocurrency exchanges to facilitate the purchase and sale of cryptocurrencies. The cash balances in the BTMs are insured up to a specified limit. From time to time, the Company’s cash balance in the BTMs exceeds such limits. The Company had cash of $12.6 million and $16.0 million in BTMs at June 30, 2023 and December 31, 2022, respectively. Cash maintained in fiat wallets with cryptocurrency exchanges is not insured. The Company had $0.6 million and $2.5 million in cash with cryptocurrency exchanges as of June 30, 2023 and December 31, 2022, respectively.
A significant customer concentration is defined as one from whom at least 10% of annual revenue is derived. The Company had no significant customer concentration for the three and
six months ended June 30, 2023 and 2022.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(d) Cash and Cash Equivalents
Cash includes cash maintained at various financial institutions, cryptocurrency exchanges, and in BTMs owned and leased by the Company.
Cash equivalents represents cash in transit picked up by armored truck companies from the Company’s BTM machines but not yet deposited in the Company’s bank accounts. As of June 30, 2023 and December 31, 2022, the Company had cash in transit of $5.7 million

and $7.8

million
, respectively. Management evaluates cash in transit based on outstanding cash deposits on cash picked up by the armored truck companies, historical cash deposits and cash that is lost during transit, which is immaterial.
(e) Cryptocurrencies
Cryptocurrencies are a unit of account that function as a medium of exchange on a respective blockchain network, and a digital and decentralized ledger that keeps a record of all transactions that take place across a peer-to-peer
network. The Company primarily purchases cryptocurrencies to sell to customers. The Company’s cryptocurrencies consisted primarily of Bitcoin (“BTC”) as of and for the three and six months ended June 30, 2023 and BTC, Litecoin (“LTC”), and Ethereum (“ETH”) as of and for the year ended December 31, 2022. These are collectively referred to as “cryptocurrencies” in the consolidated financial statements.
The Company accounts for cryptocurrencies as
indefinite-lived
intangible assets in accordance with Accounting Standards Codification (“ASC”) 350,
Intangibles
-
Goodwill and Other
, and they are recorded on the Company’s consolidated Balance Sheets at cost, less any impairments. The Company has control and ownership of its cryptocurrencies which are stored in both the Company’s proprietary hot wallets and hot wallets hosted by third-party,
BitGo, Inc.
The primary purpose of the Company’s operations is to buy and sell Bitcoin using the BTM kiosk network and other services. The Company does not engage in broker-dealer
activities. The Company uses various exchanges and liquidity providers to purchase, liquidate and manage its cryptocurrency positions; however, this does not impact the accounting for these assets as intangible assets.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impairment
Because the Company’s cryptocurrencies are accounted for as
indefinite-lived
intangible assets, the cryptocurrencies are tested for impairment annually or more frequently if events or changes in circumstances indicate it is more likely than not that the asset is impaired in accordance with ASC 350. The Company has determined that a decline in the quoted market price below the carrying value at any time during the assessed period is viewed as an impairment indicator because the cryptocurrencies are traded in active markets where there are observable prices. Therefore, the fair value is used to assess whether an impairment loss should be recorded. If the fair value of the cryptocurrency decreases below the initial cost basis or the carrying value during the assessed period, an impairment charge is recognized at that time in cost of revenue (excluding depreciation and amortization). After an impairment loss is recognized, the adjusted carrying amount of the cryptocurrency becomes its new accounting basis and this new cost basis will not be adjusted upward for any subsequent increase in fair value. For purposes of measuring impairment on its cryptocurrencies, the Company determines the fair value of its cryptocurrency on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market (Level 1 inputs).
The Company purchases cryptocurrencies, which are held in the Company’s hot wallets, on a just in time basis to facilitate sales to customers and mitigate exposure to volatility in cryptocurrency prices. As of June 30, 2023, the Company only sells its cryptocurrencies to its customers from its BTM Kiosks and BDCheckout locations in exchange for cash, for a prescribed transaction fee applied to the current market price of the cryptocurrency at the time of the transaction, plus a predetermined markup. When the cryptocurrency is sold to customers, the Company relieves the adjusted cost basis of its cryptocurrency, net of impairments, on a first-in,
first-out
basis within cost of revenue (excluding depreciation and amortization). In the fourth quarter of 2022, the Company discontinued the sale of ETH and LTC to its customers.
During the year ended December 31, 2021, the Company purchased quantities of cryptocurrencies in excess of expected sales and began selling these cryptocurrencies to customers, on exchange or distributing to the Member during the three and six months ended June 30, 2022. Upon disposition, the Company relieved the adjusted cost basis (net of impairments) of the cryptocurrencies with any gains recorded to cost of revenue (excluding depreciation and amortization).
The related cash flows from purchases and sales of cryptocurrencies are presented as cash flows from operating activities on the consolidated Statements of Cash Flows.
See Notes 2(i) and 2(j) to the consolidated financial statements for further information regarding the Company’s revenue recognition and cost of revenue related to the Company’s cryptocurrencies.
(f) Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Finance leases are stated at the present value of the future minimum lease payments, less accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred. The cost of assets sold, retired, or otherwise disposed of, and the related accumulated depreciation are eliminated from their respective accounts and any resulting gain or loss is recognized in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss) upon disposition.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Depreciation of property and equipment is determined using the straight-line
method over the estimated useful lives of the assets, which are as follows:

Furniture and fixtures	7 years
Leasehold improvements	Lesser of estimated useful life or life of the lease
Kiosk machines - owned	5 years
Kiosk machines - leased	2-5 years
Vehicles	5 years
Depreciation expense for the six months ended June 30, 2023 and 2022 totaled $5.5 million, and $8.8 million, respectively. Depreciation expense for the three months ended June 30, 2023 and 2022 totaled $3.1 million and $4.4 million, respectively.
(g) Impairment of
Long-Lived
Assets
Long-lived
assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to its fair value, which is normally determined through analysis of the future net cash flows expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the asset group exceeds the fair value of the asset group. There were no impairments of long-lived
assets for the six months ended June 30, 2023 and 2022.
(h) Goodwill and Intangible Assets, net
Goodwill represents the excess of the consideration transferred over the estimated fair value of the acquired assets, assumed liabilities, and any non-controlling
interest in the acquired entity in a business combination. The Company tests for impairment at least annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs their annual test for impairment as of December 31 at the reporting unit level. There was no impairment of goodwill for the six months ended June 30, 2023 and 2022.
Intangible assets, net consist of tradenames, customer relationships, and software applications. Intangible assets with finite lives are amortized over their estimated lives and evaluated for impairment when an event or change in circumstances occurs that warrants such a review. Management periodically evaluates whether changes to estimated useful lives of intangible assets are necessary to ensure its estimates accurately reflect the economic use of the related intangible assets.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(i) Revenue Recognition
BTM Kiosks, BDCheckout and OTC
Revenue is principally derived from the sale of cryptocurrencies at the point-of-sale
on transactions initiated by customers. These
customer-initiated
transactions are governed by terms and conditions agreed to at the time of each point-of-sale
transaction and do not extend beyond the transaction. The Company charges a fee at the transaction level. The transaction price for the customer is the price of the cryptocurrency, which is based on the exchange value at the time of the transaction, plus a markup, and a nominal flat fee. The exchange value is determined using real-time
exchange prices and the markup percentage is determined by the Company and depends on the current market, competition, the geography of the location of the sale, and the method of purchase.
The Company’s revenue from contracts with customers is principally comprised of a single performance obligation to provide cryptocurrencies when customers buy cryptocurrencies at a BTM kiosk, through BDCheckout or directly via an OTC trade. BDCheckout sales are similar to sales from BTM kiosks in that, customers buy cryptocurrencies with cash; however, the BDCheckout transactions are completed at the checkout counter of retail locations, initiated using the Bitcoin Depot mobile app instead of through the BTM kiosks. OTC sales are initiated and completed through the Company’s website. Regardless of the method by which the customer purchases the cryptocurrency, the Company considers its performance obligation satisfied when control of the cryptocurrency is transferred to the customer, which is at the point in time the cryptocurrency is transferred to the customer’s cryptocurrency wallet and the transaction validated on the blockchain.
The typical process time for our transactions with customers is 30 minutes or less. Through December 31, 2022, for reasons of operational practicality, the Company applied an accounting convention at period-ends to use the date of the transaction, which corresponded to the timing of the cash received, for purposes of recognizing revenue. This accounting convention did not result in materially different revenue recognition from using the time the cryptocurrency had transferred to the customer’s wallet and the transaction validated on the blockchain (see Note 6).
In a limited number of BTM kiosks, the Company has the technology to allow customers the ability to sell their cryptocurrencies to the Company. In these limited cases, the Company receives the customer’s cryptocurrencies in the Company’s hot wallet, and the kiosk dispenses U.S. Dollar (“USD”) to the selling customer. Because all orders are processed within a very short time frame (typically within minutes), no orders are pending when the customer receives cash upon completion of the transaction at the kiosk. Revenue is recognized at the time when the cash is dispensed to the customer. The cryptocurrencies received are initially accounted for at cost and reflected in Cryptocurrencies on the consolidated Balance Sheets, net of impairments.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Judgment is required in determining whether the Company is the principal or the agent in transactions with customers. The Company evaluates the presentation of revenue on a gross or net basis based on whether it controls the cryptocurrency before control is transferred to the customer (gross) or whether it acts as an agent by arranging for other customers on the platform to provide the cryptocurrency to the customer (net). The Company controls the cryptocurrency before control is transferred to the customer, has ownership risk related to the cryptocurrency (including market price volatility), sets the transaction fee to be charged, and is responsible for transferring the cryptocurrency to the customer upon purchase. Therefore, the Company is the principal in transactions with customers and presents revenue and cost of revenue (excluding depreciation and amortization) from the sale of cryptocurrencies on a gross basis.
Software Services
The Company, through its subsidiary BitAccess, generates revenue from contracts with third-party
BTM operators to provide software services that enables these customers to operate their own BTM kiosks and facilitate customer cash-to-cryptocurrency
transactions. In exchange for these software services, the Company earns a variable fee equal to a percentage of the cash value of the transactions processed by the kiosks using the software during the month, paid in BTC. The Company has determined that the software services are a single, series performance obligation to provide continuous access to the transaction processing system that is simultaneously provided to and consumed by the customer. Each day of the service periods comprises a distinct, stand-ready
service that is substantially the same and with the same pattern of transfer to the customer as all the other days. The Company allocates the variable service fees earned to each distinct service period on the basis that (a) each variable service fee earned relates specifically to the entity’s efforts to provide the software services during that period and (b) allocation of the variable fee entirely to the distinct period in which the transaction giving rise to the fee occurred is consistent with the allocation objective in ASC 606. Accordingly, the Company allocates and recognizes variable software services revenue in the period in which the transactions giving rise to the earned variable fee occur.
BitAccess also generates revenue by selling kiosk hardware to BTM operators in exchange for cash. Hardware revenue is recognized at a point-in-time
when the hardware is shipped to the customer and control is transferred to the customer. When customers pay in advance for the kiosk hardware, the Company records deferred revenue until the hardware is delivered and control is transferred to the customer. Hardware and software services are generally sold separately from each other and are distinct from each other.
The Company has considered whether its contracts with BitAccess customers for software services are themselves derivative contracts or contain an embedded derivative in accordance with ASC 815
-
Derivatives and Hedging
, because the Company elects to receive BTC as payment for these software fees. The Company determined that the contracts are not themselves derivative contracts in their entirety but do contain an embedded derivative for the right to receive the USD denominated receivable in BTC as settlement. Due to the immaterial amount of BTC not received as settlement of receivables from customers at each month end and because the fair value of the embedded derivative was determined to be de minimis
, the Company has not separately disclosed the fair value of the embedded derivative in the Company’s consolidated financial statements.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(j) Cost of Revenue (excluding depreciation and amortization)
The Company’s cost of revenue consists primarily of direct costs related to selling cryptocurrencies and operating the Company’s network of BTM kiosks. The cost of revenue (excluding depreciation and amortization) caption includes cryptocurrency expenses, floorspace expenses, and kiosk operations expenses.
Cryptocurrency expenses
Cryptocurrency expenses include the cost of cryptocurrencies, fees paid to obtain cryptocurrencies, impairment of cryptocurrencies, gains on sales of cryptocurrencies on exchange, fees paid to operate the software on the BTM kiosks, and fees paid to transfer cryptocurrencies to customers.
Floorspace lease expenses
Floorspace lease expenses include lease expense for
short-term,
cancellable floorspace leases related to the placement of BTM kiosks in retail locations.
Kiosk Operations expenses
Kiosk operations expenses include the cost of kiosk repair and maintenance and the cost of armored trucks to collect and transport cash deposited into the BTM kiosks.
The Company presents cost of revenue in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss) exclusive of depreciation related to BTM kiosks and amortization of intangible assets related to software applications, tradenames and customer relationships.
(k) Advertising
The Company expenses advertising costs as incurred. Advertising expenses were $2.6 million

and $1.7
million

for the six months ended June 30, 2023 and 2022, respectively. Advertising expense for the three months ended June 30, 2023 and 2022 totaled $1.5 million

and $0.9

million
, respectively. Amounts are included in
selling,
general and administrative expenses in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
(l) Foreign Currency
The functional currency of the Company is the USD. The functional currency of Express Vending, Inc. is the Canadian Dollar. All revenue, cost and expense accounts are translated at an average of exchange rates in effect during the period. Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date. The resulting translation adjustments are recorded as a separate component of Stockholders’ and Member’s equity, identified as accumulated other comprehensive loss. As a result of the continued integration of BitAccess (the Company’s controlled Canadian subsidiary) during 2022, the Company determined that the functional currency was the USD. Accordingly, assets and liabilities are remeasured into USD at the exchange rates in effect at the reporting date with differences recorded as transactions gains and losses within other income (expense), net within the Consolidated Statement of Income (Loss) and Comprehensive Income (Loss).

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(m) Income Taxes
Bitcoin Depot is treated as a corporation for federal income tax purposes.
BT HoldCo is treated as a partnership for federal income tax purposes. Bitcoin Depot Operating, LLC is a single-member limited liability company and owned by BT HoldCo and with the consent of BT HoldCo has elected under the Internal Revenue Code and similar state statutes to be a disregarded entity. In lieu of federal corporate income taxes, Bitcoin Depot Operating, LLC reflects its operating results on the BT HoldCo’s federal tax return as a division of the partnership. As such, there were no federal income taxes for these entities.
Mintz Assets, Inc., is treated as a corporation for federal income tax purposes. Intuitive Software, LLC, and its wholly owned subsidiary, Digital Gold, are treated as corporations for federal income tax purposes. BitAccess Inc. and Express Vending, Inc. are taxed as Canadian corporations. For the three and six months ended June 30, 2023 and 2022, there was no activity for Mintz Assets, Inc., Intuitive Software, LLC and Digital Gold. As such, there were no federal income taxes for these entities.
Deferred taxes are recognized for future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
The effect of any tax rate change on deferred taxes is recognized in the period that includes the enactment date of the tax rate change. Realization of deferred tax assets is assessed on an annual basis and, unless a deferred tax asset is more likely than not to be utilized, a valuation allowance is recorded to write down the deferred tax assets to their net realizable value.
In assessing the realizability of deferred income tax assets, management considers whether it is more-likely-than-not
that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deductible temporary differences reverse. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(n) Fair Value of Financial Instruments
Certain assets and liabilities are reported or disclosed at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the Company’s principal market for such transactions. If the Company has not established a principal market for such transactions, fair value is determined based on the most advantageous market. The Company uses a three-level
hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques. The three levels of the fair value hierarchy are described below:

•	Level 1:	Quoted (unadjusted) prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•	Level 2:
Inputs other than quoted prices that are either directly or indirectly observable, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3:	Inputs that are generally unobservable, supported by little or no market activity, and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.
The categorization of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The valuation techniques used by the Company when measuring fair value maximize the use of observable inputs and minimize the use of unobservable inputs.
(o)
Share-Based
Compensation
The Company maintained an equity award plan under which the officers and employees of BitAccess were awarded various types of share-based
compensation, including options to purchase shares of BitAccess’ common stock and restricted stock units.
On June 30, 2023, the Company approved the Bitcoin Depot Inc. 2023 Omnibus Incentive Plan (the “Incentive Plan”) under which officers and employees may be awarded various types of share-based
compensation, including but not limited to, restricted stock, stock options, and restricted stock units.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For stock options,
share-based
compensation expense is based on the fair value of the awards on the date of grant, as estimated using the
Black-Scholes
option pricing model. The model requires management to make a number of assumptions, including the fair value and expected volatility of the Company’s underlying common stock price, expected life of the option, risk-free
interest rate, and expected dividend yield. The fair value of the underlying stock is the fair value of the Company’s common stock on the date of grant. The expected stock price volatility assumption for the Company’s stock is determined by using a weighted average of the historical stock price volatility of comparable companies from a representative peer group, as sufficient trading history for the Company’s common stock is not available. The Company uses historical exercise information and contractual terms of options to estimate the expected term. The risk-free
interest rate for periods within the expected life of the option is based on the U.S. Treasury zero coupon bonds with terms consistent with the expected term of the award at the time of grant. The expected dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.
For restricted stock units, the
share-based
compensation expense is based on the estimated fair value of the Company’s common stock on the date of grant.
The Company recognizes
share-based
compensation expense associated with these awards on a
straight-line
basis over the award’s requisite service period (generally the vesting period). Forfeitures are accounted for at the time the forfeiture occurs.
(p) Segment Reporting
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a global, consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment and one reportable segment.
(q) Net Income Per Share Attributable to Class A Common Stock
Basic earnings per share of Class A common stock is computed by dividing net income attributable to the Company by the weighted-average
number of shares of Class A common stock outstanding during the same period. Diluted net income per share of Class A common stock is computed by dividing net income attributable to the Company by the weighted-average
number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options and warrants, vesting of RSUs, vesting of Class E common stock and Class V common stock and conversion of the Company’s preferred stock. Net income per share is not presented for periods prior to the Merger as such amounts would not be meaningful to users of the financial statements because the equity structure materially changed in connection with the Merger.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(r) Litigation
The Company assesses legal contingencies in accordance with ASC 450
-
Contingencies
and determines whether a legal contingency is probable, reasonably possible or remote. When contingencies become probable and can be reasonably estimated, the Company records an estimate of the probable loss. When contingencies are considered probable or reasonably possible but cannot be reasonably estimated, the Company discloses the contingency when the probable or reasonably possible loss could be material. Legal costs are expensed in the period in which the costs are incurred.
(s) Earnouts
At the closing of the Merger, the Sponsor
wa
s entitled to receive up to a total of 1,075,761
earnout
shares (“Sponsor Earnout
 Shares
”) in the form of Class
E

c
ommon
s
tock of the Company.
In current form, the Sponsor Earnout Shares are represented by the Company’s Class E-1, E-2, and E-3
c
ommon
s
tock, each class comprising of one-third (1/3) of the total
Sponsor
Earnout Shares, or
358,587 shares each.
Class E-1
Shares automatically convert to Class A
c
ommon
s
tock if during the seven year period following the closing of the Merger the Company’s stock price is greater than $12.00 over 10 trading days (which may be consecutive or not consecutive) within any 20 consecutive trading days (“First Milestone”).
Class E-2
and
Class E-3
are subject to similar milestones. The “Second Milestone” is reached when the Company’s
s
tock price is greater than $14.00
per share

over any 10 trading days (which may be consecutive or not consecutive) within any 20 consecutive trading days during the seven year period following the Merger. The “Third Milestone” has a threshold of $16.00 per share

over any 10
tr
ading
d
ays (which may be consecutive or not consecutive) within any 20 consecutive trading days during the 10 year period following the Merger.
In addition to the Sponsor Earnout Shares, certain owners of BT HoldCo are entitled to receive an additional
15,000,000
BT HoldCo Earnout Units (“BT Earnout”). The BT Earnout is structured similarly to the Sponsor Earnout Shares with consistent milestones and vesting conditions
.
The Company evaluated the Sponsor Earnout Shares and BT HoldCo Earnout Shares under ASC
815-40,
Derivatives and Hedging—Contracts in Entity’s Own Equity
, and concluded equity classification is appropriate. As equity classified contracts, the Sponsor Earnout Shares are not subject to remeasurement provided the conditions for equity classification continue to be met. The Sponsor Earnout Shares have been recorded in connection with the reverse recapitalization accounting as part of the adjustment to accumulated deficit due to the absence of additional paid in capital.
In connection with the Merger, the BT Earnout will be settled in Common Units which represent non-controlling interest, to be measured under the hypothetical liquidation at book value method, as described further in Note 9.
(t) Warrants
In connection with the Merger, the Company assumed

a total of
 43,848,750 Warrants
, consisting of 31,625,000 Public Warrants and 12,223,750 Private Placement Warrants
issued by GSRM which continue to exist following the Merger. The outstanding Warrants are accounted for as freestanding equity contracts and are classified in equity under ASC
815-40,
Derivatives and Hedging—Contracts in Entity’s Own Equity.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(u) Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the
Sarbanes-Oxley
Act and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements.
(3) Recent Accounting Pronouncements
Accounting Pronouncement Adopted
In October 2021, the FASB issued ASU
2021-08,
“Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,”
which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination as if the acquiring entity had originated the contracts. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted this accounting standard effective January 1, 2023 with no impact on the consolidated financial statements.
Accounting Pronouncement Pending Adoption
In June 2022, the FASB issued ASU
2022-03,
“Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,”
which clarifies that contractual sale restrictions are not considered in measuring fair value of equity securities and requires additional disclosures for equity securities subject to contractual sale restrictions. The standard is effective for public companies for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is still assessing the impact if any, on the consolidated financial statements.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(4) Merger
For accounting purposes, the Merger was treated as the equivalent of Bitcoin Depot issuing stock for the net assets of GSRM accompanied by a recapitalization. The following summarizes the elements of the Merger to the consolidated Statement of Cash flows, including the transaction funding, sources and uses of cash (in thousands):

Recapitalization
Cash - GSR II Meteora Acquisition Corp Trust	$332,102
Less: GSRM transactions cost paid from Trust(1)	(25,958)
Less: Purchase of BT HoldCo common units from BT Assets	(10,066)
Less: Redemptions of existing shareholders of GSRM	(292,735)

Net proceeds from SPAC shareholders	3,343
Assumed net liabilities from GSRM, excluding net cash proceeds	(6,847)

Net Impact of the Merger on the Statement of Changes in Stockholders’ Equity	$(3,504)

(1)
Includes the following: Transaction costs paid from

SPAC trust account
include
$18.7
million of non-redemption payments,
 $4.9
million of other transaction-related expenses and

$2.4
million of franchise and income taxes
,
all of which were recorded by GSRM.

PIPE Financing
On June 23, 2023, GSRM entered into a private placement agreement with certain subscribers (“Subscribers”). Concurrently with the closing of the Merger, the Subscribers purchased
4,300,000 shares of Series A Preferred Stock

in exchange for a subscription receivable (“Subscription Receivable”). The terms of the Subscription Receivable provide that the Subscribers will pay a purchase price of up to $43.3 million if the trading price of the Company’s Class A common stock
exceeds certain hurdle prices ranging from $10.50 to $11.39
per share over the period from September 2023 through February 2024 (or April 2024 if the Company elects to extend the observation period based on a national amount of 5,000,000 shares of Class A
common stock
). The price paid by the Subscribers will be reduced if the trading price does not exceed the hurdle prices and, if the Class A common stock
trading price declines to
zero
, could result in the Company making a cash payment to the Subscribers of up to $
10.9
 million (or $
12.1
 million if the Company elects to extend the observation period).
For purposes of settlement
under
the PIPE Agreement, the
n
otional amount of 5,000,000 shares consists of (a) the 4,300,000 shares of Series A Preferred Stock sold at the closing of the Merger (that have substantially the same economics as the Class A common stock
(see Notes 15 and 18) as described above, and (b) 700,000 shares of Class A common stock
that were held by the Subscribers prior to the consummation of the Transaction. In connection with the Transaction, the Subscribers entered into non-redemption agreements with the Company and received additional shares of Class A common stock
in exchange for their commitments not to redeem. See the discussion below under
SPAC Share Issuance
for further information.
The Subscription Receivable represents a hybrid financial instrument comprising a subscription receivable and an embedded derivative. The host subscription receivable was recognized at its initial fair value of $5.6 million as a reduction in stockholders’ equity. The embedded derivative represents a net cash settled forward contract with a value that is indexed to the trading price of the Company’s Class A common stock
. The derivative was bifurcated pursuant to subtopic ASC
815-15
Embedded derivatives
and will be carried at its fair value with changes in fair value recognized in earnings.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Series A Preferred Stock was recorded at fair value of $13.9 million. The excess of the fair value
of
the Series A Preferred Stock and the fair value of the Subscription Receivable was deemed to reflect the minimum return promised to the Subscribers inherent in the mechanics of the arrangement whereby the Subscribers may ultimately pay less than the purchase price of $43.3 million based on future prices of the Class A common stock
. The economics of this element of the transaction are reflected in the bifurcated derivative carried at fair value with changes in fair value recognized in earnings. As a result, the difference between the fair value the Series A Preferred Stock and the fair value of the Subscription Receivable was recognized as an expense at the date of the initial recognition. The expense of $9.2 million also includes $0.9 million of cash fees ($0.6 million
paid at the closing of the Merger and $0.3
million
due in September 2023) and is include
d
within other (expense) income on the
Consolidated
Statements of Income (Loss) and Comprehensive Income (Loss).
Non-Redemption Agreements
Prior to the Merger, GSRM entered into voting and
non-redemption
agreements (“Voting and
Non-Redemption
Agreements”) with unaffiliated third parties
(“Non-Redeeming
Stockholders”) in exchange for such
Non-Redeeming
Stockholders
, including Subscriber referenced above
,

agreeing to either not redeem or to reverse any previously submitted redemption request with respect to an aggregate of 6,833,000 shares of the Company’s Class A common stock sold in its initial public offering
(“Non-Redeemed
Shares”) and to allow the Company, without another stockholder vote, to further extend the date to consummate an initial business combination on a monthly basis up to eight times by an additional one month each time after July 1, 2023 (each one month extension, a “Monthly Extension”), until March 1, 2024, unless the closing of an initial business combination shall have occurred prior thereto (the “Extension”).
SPAC Share Issuance
In exchange for the foregoing commitments not to redeem such
Non-Redeemed
Shares, GSRM had agreed to issue to the
Non-Redeeming
Stockholders an aggregate of 68,330 shares (“Commitment Shares”) (representing 1% of the
Non-Redeemed
Shares) of the Company’s Class A common stock. The
Non-Redeeming
Stockholders also received 136,660 shares (“Extension Shares”) of the Company’s Class A common stock in connection with the initial extension
. Additionally, a backstop fee was paid immediately upon closing of the Merger, which was paid to all
Non-Redeeming
Stockholders, except for
one investor
, to which the Company paid the backstop fee in the form of 454,350 shares of the Company’s Class A common stock. In total, the Company issued 659,340 shares of Class A common stock
at the closing of the Merger
 and $18.7 million of cash was paid out of the SPAC trust
account
proceeds. The cash paid by GSRM to Non-Redeeming Stockholders of $18.7 million reduced GSRM’s trust account
balance at closing of the Merger. In connection with the reverse recapitalization, the Company recorded the remaining trust account
balance and other net liabilities as an adjustment to accumulated deficit on the consolidated Balance Sheet and Statement of Changes in Stockholders’ Equity.

The expenses related to the Non-Redemption Agreements and the SPAC Share Issuance described above have been recognized in the GSRM Statement of Operations as these transaction occurred prior to the Merger.
(5) Related Party Transactions
During the six months ended June 30, 2023, the Company distributed to
BT Assets
112.4 LTC and 7.5 ETH with a total cost basis of $0.02

million
.
During
the
six months ended June 30, 2022, the Company distributed to
BT Assets

2,760 ETH with a total cost basis of $4.6

million
.
During the three months ended June 30, 2023 and 2022,
 t
he Company distributed to
BT Assets
$0.0 million and 1,209 ETH with a total cost basis of $2.1 million, respectively.
 Total cash distributions made to
BT Assets
during the six months ended June 30, 2023 and June 30, 2022 were $12.7 million and
$5.2 million, respectively and are classified as cash outflows from financing activities in the Consolidated Statement of Cash Flows.
During the three months ended June 30, 2023 and 2022, total cash of $12.2 million

and $1.6
 million
, respectively was distributed.
The total cash and non-cash distributions are reflected in the consolidated Statements of Changes in Stockholders’ Equity.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As part of the Merger, the Chief Executive Officer of the Company was issued 500,000 shares of Class A common stock under the Incentive Plan. The Company recognized compensation expense of $1.6 million during the three and six months ended June 30, 2023 and is included in selling, general and administrative expenses in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
The Company entered into sale bonus agreements with an officer and an employee of Bitcoin Depot as part of the Merger. The Company agreed to pay bonuses to these individuals based on the results of the Merger. The Company accrued an aggregate bonus compensation payable of $2.0 million as of June 30, 2023. The compensation expense is included in selling, general and administrative expenses in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
At the closing of the Merger, the Company entered into the Tax Receivable Agreement with BT HoldCo and BT Assets. Pursuant to the Tax Receivable Agreement, the Company is generally required to pay BT Assets 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign income taxes that we realize, or in certain circumstances is deemed to realize.
Additionally, at the closing of the Merger, BT Assets had a payable to the Company for $0.8 million related to withholding taxes on the 500,000 Class A common stock issued as a transaction bonus to the Chief Executive Officer of the Company. The Company received the $0.8 million in early July 2023 and remitted this amount to the tax authority.
In connection with the closing of the Merger, the Company entered into separate indemnification agreements with its directors and executive officers. These agreements, among other things, require the Company to indemnify its directors and executive officers for certain costs, charges and expenses, including attorneys’ fees, judgments, fines and settlement amounts, reasonably incurred by a director or executive officer in any action or proceeding because of their association with the Company or any of its subsidiaries. No amounts have been recognized related to these agreements as of June 30, 2023.
(6) Revenue
Revenue disaggregated by revenue stream is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
BTM Kiosks	$196,916	$166,444	$359,942	$317,625
BDCheckout	241	8	601	8
OTC	—	—	—	2,080
Company Website	89	41	168	71
Software Services	150	1,248	288	2,258
Hardware Revenue	78	126	78	349

Total Revenue	$197,474	$167,867	$361,077	$322,391

The net impact to revenue arising from cryptocurrency transactions where control did not transfer to the customer would be
a reduction in revenue of
$0
million

and $0.2
million for the three and six months ended June 30, 2023 and 2022, respectively.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7) Cost of Revenue (Excluding Depreciation and Amortization)
Cost of Revenue (excluding depreciation and amortization) is comprised of expenses associated with the
selling of cryptocurrencies and operating the Comp
a
ny’s BTM kiosks, excluding depreciation and amortization.
The following table presents cost of revenue (excluding depreciation and amortization) by category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cryptocurrency expenses	$153,193	$135,240	$280,854	$262,579
Floorspace lease expenses	8,749	10,178	17,782	20,367
Kiosk operations expenses	5,300	3,795	9,907	7,536

Total Cost of Revenue (excluding depreciation and amortization reported separately)	$167,242	$149,213	$308,543	$290,482

The following table presents the components of cryptocurrency expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of Cryptocurrency (1) - BTM Kiosk	$152,783	$134,310	$279,874	$258,763
Cost of Cryptocurrency (1) - OTC	—	—	—	1,958
Cost of Cryptocurrency (1) - BDCheckout	206	7	515	7
Software Processing Fees	54	872	259	1,727
Exchange Fees	2	25	20	58
Mining Fees	144	26	177	66
Software Processing Fee - BDCheckout	4	—	9	—

Total cryptocurrency expenses	$153,193	$135,240	$280,854	$262,579

(1)
Cost of Cryptocurrency includes impairment losses recognized on cryptocurrencies net of any gains recognized from sales of cryptocurrencies on an exchange.
Impairment of $2.4 million and $2.1 million were offset by gains from the sale of cryptocurrencies on exchange of $0.1 million and $0 million for the three months ended June 30, 2023 and 2022, respectively.
Impairment of $4.6

million

and
$5.3 million
were offset by gains from the sale of cryptocurrencies on exchange of $0.1 and

$1.0
million

for the six months ended

June 30,
2023 and 2022, respectively.

The Company presents cost of revenue in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss) exclusive of depreciation related to BTM kiosks and amortization of intangible assets related to software applications, tradenames and customer relationships.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table reconciles amounts excluded from the cost of revenue (excluding depreciation and amortization) caption in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss) included in total depreciation and amortization expense in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the period presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation of owned BTM kiosks	$193	$734	$875	$1,464
Depreciation of leased BTM kiosks	2,852	3,687	4,514	7,375
Amortization of intangible assets	378	373	752	746

Total depreciation and amortization excluded from cost of revenue	3,423	4,794	6,141	9,585
Other depreciation and amortization included in operating expenses	76	8	154	17

Total depreciation and amortization	$3,499	$4,802	$6,295	$9,602

(8) Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company did
not
have any assets or liabilities measured at fair value on a recurring basis as of December 31, 2022. As part of the PIPE Agreement, the Company recognized the fair value of the embedded derivative as a liability and the amount was immaterial.

Contingent Consideration
The following table presents the changes in the estimated fair value of the contingent consideration liability measured using significant unobservable inputs (Level 3) (in thousands):

	Six Months Ended June 30, 2023	Year ended December 31, 2022
Balance, beginning of period	$1,841	$2,879
Change in fair value during the period	142	962
Payment made during the period	—	(2,000)

Balance, end of period	$1,983	$1,841

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Contingent consideration related to the BitAccess acquisition in July 2021 was measured at the probability-weighted
fair value at the date of acquisition
,
which was estimated by applying an income valuation approach based on Level 3 inputs consisting primarily of a discount rate and probability of achieving the performance metrics. During the year end December 31, 2022, the Company made the first year payment of $2.0 million

to the former owners of BitAccess as the performance conditions were determined to have been met. In addition, the Company amended the contingent consideration arrangement to remove the performance conditions for the second year payment such that the full $2.0 million

related to the second year payment will be paid out in accordance with the agreement on July 31, 2023. As such, the contingent consideration liability as of June 30, 2023 and December 31, 2022 is no longer a Level 3 fair value measurement as the contingency has been removed. The current portion of the contingent consideration due has been recorded in
Accrued
expenses
, in the accompanying consolidated Balance Sheet as of June 30, 2023 and December 31, 2022 at present value using a 15% discount rate. The change in fair value of the contingent consideration is recognized in interest expense in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the six months ended June 30, 2023 and 2022. The difference between the recorded fair value of the payments and the ultimate payment amounts was not material to any period.
Assets and Liabilities Measured at Fair Value on a
Non-recurring
Basis
The Company’s
non-financial
assets, such as goodwill, intangible assets, property and equipment, operating lease right-of-use
assets and cryptocurrencies are adjusted down to fair value when an impairment charge is recognized. Certain fair value measurements are based predominantly on Level 3 inputs. No impairment charges related to goodwill, intangible assets, operating lease right-of-use
assets and property and equipment have been recognized for the six months ended June 30, 2023 and 2022. Fair value of cryptocurrencies are based on Level 1 inputs. The carrying value of the Company’s cryptocurrency reflects any impairment charges recorded since its purchase or receipt.
Assets and Liabilities Not Measured and Recorded at Fair Value
The Company considers the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses (excluding contingent consideration) in the consolidated financial statements to approximate fair value due to their short maturities.
The Company estimates the fair value of its
fixed-rated
note payable based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. As of June 30, 2023, the estimated fair value of the fixed-rated
note was approximately $19.4
million

and the carrying value was $18.0

million
.
(9) Non-controlling Interests
Non-controlling Interest
-
BitAccess
In July 2021, the Company obtained a controlling interest in BitAccess Inc. in a business combination. The un-affiliated
interest in BitAccess Inc. is reported as
non-controlling
interests in the accompanying consolidated financial statements. As of June 30, 2023 and December 31, 2022, the non-controlling
interest ownership was 17.86% and 15.31%, respectively.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The non-controlling interest has certain rights as defined in the Amended and Restated Shareholders Agreement, including the right, but not the obligation, to cause the Company to purchase the non-controlling interest immediately prior to a liquidity event (as defined in the Amended and Restated Shareholders Agreement) at the fair value of the non-controlling interest as of the liquidity event. The non-controlling interest is not mandatorily redeemable. The Company also holds a right, but not an obligation, to cause the non-controlling
interest holders to sell the non-controlling interest under the same conditions.
Non-controlling Interest
-
BT HoldCo
The Company is the primary beneficiary of BT HoldCo. The majority stockholder of BT HoldCo, BT Assets, holds 41,200,000 common units, and 2,900,000 preferred units of BT HoldCo, along with 44,100,000 Class V voting, noneconomic shares in the Company. BT Assets has the right to exchange the common units, together with a corresponding number of shares of Class V common stock
, for, at the Company’s option, (i) shares of the Company’s Class A common stock
or (ii) cash from a substantially concurrent public offering or private sale (based on the price of the Company’s Class A common stock
). The ownership interests in BT HoldCo held by BT Assets represent the non-controlling
interest not directly attributable to Bitcoin Depot and are reported as part of non-controlling
interests in BT HoldCo on the accompanying consolidated financial statements. As of June 30, 2023, BT Assets has not exchanged any common units.
The preferred units are entitled to a $10.00 per unit preference (total preference of $29.0 million) on liquidation or distribution before any distributions may be made to other unitholders (other than certain permitted tax distributions). When the preference amount is paid, the preferred units are automatically converted to common units. As such, the Company uses the hypothetical liquidation at book value (“HLBV”) method to determine its equity in the earnings of BT HoldCo. Under the HLBV method, a calculation is prepared at each balance sheet date to determine the amount that the Company would receive if BT HoldCo were to liquidate all of its assets (at book value in accordance with U.S. GAAP) on that date and distribute the proceeds to the partners based on the contractually-defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and end of the period, after adjusting for capital contributions and distributions, is the Company’s income or loss from BT HoldCo for the period.
As of June 30, 2023, the
non-controlling
interest ownership of BT HoldCo was
 72.6
% and the
non-controlling
interests measured under the HLBV method were $9.9
million
.
BT Assets also
holds 15,000,000
earnout
units, which are discussed in more detail at Note 14.
(10) Cryptocurrencies
Cryptocurrencies are accounted for as an
indefinite-lived
intangible assets and are recognized at cost, net of impairment losses. Impairments are recorded whenever the fair value of the cryptocurrency decreases below its carrying value at any time during the period from acquisition. After an impairment loss is recognized, the adjusted carrying amount of the cryptocurrency becomes its new accounting basis and this new adjusted cost basis will not be adjusted upward for any subsequent increase in fair value.
The carrying values of cryptocurrencies were the following at June 30, 2023 and December 31, 2022 (in thousands):

Cryptocurrency	As of June 30, 2023	As of December 31, 2022

BTC	$810	$523
ETH	1	9
LTC	—	8

	$811	$540

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents additional information about the adjusted cost basis of cryptocurrencies (in thousands):

	BTC	ETH	LTC	Total
Beginning balance—January 1, 2023	$523	$9	$8	$540
Purchase or receipts of cryptocurrency	127,530	4	3	127,537
Cost of cryptocurrencies sold or distributed	(125,465)	(12)	(11)	(125,488)
Impairment of cryptocurrencies	(2,187)	—	—	(2,187)

Balance—March 31, 2023	$401	$1	$—	$402

Purchase or receipts of cryptocurrency	153,351	—	—	153,351
Cost of cryptocurrencies sold or distributed	(150,552)	—	—	(150,552)
Impairment of cryptocurrencies	(2,390)	—	—	(2,390)

Balance—June 30, 2023	$810	$1	$—	$811

	BTC	ETH	LTC	Total
Beginning balance—January 1, 2022	$563	$5,989	$6	$6,558
Purchase or receipts of cryptocurrency	128,388	206	847	129,441
Cost of cryptocurrencies sold or distributed	(126,275)	(2,770)	(836)	(129,881)
Impairment of cryptocurrencies	(1,861)	(1,358)	(7)	(3,226)

Balance—March 31, 2022	$815	$2,067	$10	$2,892

Purchase or receipts of cryptocurrency	134,378	11	994	135,383
Cost of cryptocurrencies sold or distributed	(132,542)	(2,073)	(999)	(135,614)
Impairment of cryptocurrencies	(2,075)	—	—	(2,075)

Balance—June 30, 2022	$576	$5	$5	$586

Purchases of cryptocurrencies represent the cash paid by the Company to purchase cryptocurrencies on various exchanges and from liquidity providers and related transaction costs to acquire the cryptocurrencies, as well as any receipts of cryptocurrency sold to the Company by customers to the Company at the BTM kiosks and paid to the Company for software services revenue. Costs of cryptocurrencies sold or distributed represents the cost basis of purchased cryptocurrencies, net of impairment costs recorded through the date of disposition. The Company may be extended short-term credits from various exchanges and liquidity providers to purchase Bitcoin. The trade credits are due and payable in cash within days after they are extended. As of June 30, 2023, and December 31, 2022, the Company had $
5.1 million and $1.7 million outstanding within “Accrued Expenses” on the Consolidated Balance Sheets, respectively.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(11) Goodwill and Intangible Assets, net
Intangible assets, net were comprised of the following at June 30, 2023 (in thousands, except for weighted average period):

	Estimated life	Cost Basis	Accumulated Amortization	Net	Remaining Weighted-Average Amortization Period
Tradenames	5 years	$1,233	$(484)	$749	3.03
Customer relationships	5 years	2,574	(1,012)	1,562	3.03
Software applications	5 years	3,771	(1,482)	2,289	3.03

		$7,578	$(2,978)	$4,600

Intangible assets, net were comprised of the following at December 31, 2022 (in thousands
,
except for weighted average period):

	Estimated life	Cost Basis	Accumulated Amortization	Net	Remaining Weighted-Average Amortization Period
Tradenames	5 years	$1,233	$(363)	$870	3.53
Customer relationships	5 years	2,574	(756)	1,818	3.53
Software applications	5 years	3,771	(1,108)	2,663	3.53

		$7,578	$(2,227)	$5,351

Amortization expense related to the intangibles with estimated lives of five years totaled
$0.8 million and $0.7 million
for the six months ended June 30, 2023 and 2022, respectively. Amortization expense for the three months ended June 30, 2023 and 2022 totaled
$0.4 million and $0.4 million, respectively. Amounts are included in depreciation and amortization in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
Estimated future amortization expense as of June 30, 2023 approximately as follows (in thousands)
:

Amount
2023 (for the remainder of)	$764
2024	1,516
2025	1,516
2026	804

Total	$4,600

There was no
change in the amount of goodwill from December 31, 2022 to June 30, 2023.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(12) Note Payable

On December 21, 2020, the Company entered into a $25.0

million

credit agreement with a financial institution which is subject to annual interest at a rate of 15% per annum (the “
n
ote”). In 2021, the
n
ote was amended to provide an additional $15.0
million

to fund the acquisition of BitAccess Inc. In March 2022, the
n
ote was amended to provide an additional term loan in an aggregate principal amount of $5.0 million
.
On May 2, 2023, the Company amended its note with its lender. Pursuant to the amendment, the accelerated repayment feature in the event of a business combination transaction or a change in control transaction was removed and the repayment date was extended to August 15, 2023 to allow for a negotiation of repayment schedule. In addition, the fixed interest rate in the note was modified to increase the rate from
15% per annum to 20% per annum effective February 15, 2023 through
August 15
, 2023, and a
catch-up
payment was made
for
the incremental interest from February 15, 2023 through March 31, 2023, of approximately $0.3 million.
On June 23, 2023, the Company amended and restated its credit agreement with its existing
lender. Under the

amended and restated credit agreement
,
the Company
refinanced
$20.8
million
 of the note

which is subject to
an
annual interest at a rate of 17% per annum. The Company is required to make monthly interest payments and fixed principal payments every six months beginning on December 15, 2023 through June 15, 2026. The note
 matures on June 23, 2026, at which time, any outstanding principal balance and any accrued interest become due.

Additionally, the Company is required to pay an exit fee of $1.8 million upon maturity or prepayment. The Company recorded a long-term liability which is included within note payable, non-current on the consolidated Balance Sheet. The note is collateralized by substantially all of the assets of the Company and is guaranteed by BT Assets, Inc., Mintz Assets, Inc., Express Vending, Inc., Intuitive Software, LLC, Digital Gold Ventures, Inc. and BitAccess Inc. The Company is subject to certain financial covenants contained in the note, which require the Company to maintain certain cash balances, a minimum consolidated cash interest coverage ratio, and a maximum consolidated total leverage ratio, in addition to customary administrative covenants.
The Company accounted for the amended and restated credit agreement as a debt modification in accordance with ASC 470,
Debt
.
In connection with the amended and restated credit agreement, the Company repaid approximately $
16.4

million of the outstanding principal balance, refinanced $20.8 million of the outstanding principal balance and paid an exit fee of $
2.3
million.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company deferred approximately $
2.4

million
of costs paid to the lender associated with refinancing of the note, which was reflected as a reduction of the note proceeds.

The Company will recognize these deferred financing costs, along with the remaining unamortized deferred financing costs related to the original note, using the effective interest method over the term of the note.

Note payable consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022

Note payable	$20,750	$39,419
Plus: exit fee due upon payment of note	1,764	—
Less: unamortized deferred financing costs	(4,502)	(1,847)

Total Note payable	18,012	37,572
Less: current portion of note payable	(1,868)	(8,050)

Note payable, non-current	$(16,144)	$29,522

At June 30, 2023, aggregate future principal payments are
, excludes Exit Fee of $1.7 million due at any point the loan is prepaid or at maturity,

as follows (in thousands):

Amount
2023 (for the remainder of)	$830
2024	2,282
2025	3,320
2026	14,318

Total	$20,750

(13) Warrants
The following table summarizes the warrants outstanding as of June 30, 2023:

Class of Warrants	Number Outstanding
Public warrants	31,625,000
Private placement warrants	12,223,750

Total Warrants outstanding	43,848,750

Warrants
There are 43,848,750 warrants outstanding of which 31,625,000 (“Public Warrants”) were issued by GSRM at the time of its IPO and 12,223,750 (“Private Warrants” and together the “Warrants”) were issued by GSRM to GSR II Meteora Sponsor LLC (“Sponsor”). As a result of the Merger, these Warrants became Bitcoin Depot Warrants.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Each whole Warrant entitles the registered holder to purchase one share of Class A common stock
at a price of $11.50 per share. A holder may exercise its warrants only for a whole number of shares of Class A common stock
. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The Company may redeem the Public Warrants at a price of $0.01 per share if the closing price of the Company’s Class A common stock
equals or exceeds $18.00
per share
for any 20 trading days within a
30-trading
day period. The Private Warrants cannot be redeemed, even if sold or transferred to a non-affiliate.
The Warrants will expire five years after the Closing Date or earlier upon redemption or liquidation.
Except as described in this section, the Private Warrants have terms and provisions that are identical to those of the Public Warrants, except the Private Warrants are not subject to redemption, and do not become subject to redemption after transfer to a non-affiliate
(a distinction from other private placement warrants issued in connection with SPAC transactions).
The Warrants are accounted for as freestanding equity contracts and are classified in equity under ASC 815-40,
Derivatives and Hedging—
Contracts in Entity’s Own Equity
. In connection with the Merger, the Warrants were recorded in connection with the reverse recapitalization accounting as part of the adjustment to accumulated deficit on the consolidated Balance Sheet and Statement of Changes in Stockholders’ Equity.
(14) Earnouts
In connection with the Merger, the Sponsor received the Sponsor Earnout Shares, divided into three classes of Class E common stock;
E-1,
E-2,
and
E-3,
respectively. All classes of Class E common stock are held by a single party. Upon achieving certain milestones (described below), each share of Class E common stock is automatically converted into shares of the Company’s Class A common stock. For the avoidance of doubt, Class E common stock shares do not have any voting or economic rights, and they represent the right to receive shares of Class A common stock.
In addition to the Sponsor Earnout Shares described above, BT HoldCo also issued earnouts (“BT OpCo Earnout Units”), of which
1,075,061
were
issued to the Company and 15,000,000
were issued to BT Assets, Inc. The BT OpCo Earnout Units issued by BT HoldCo are subject to the same vesting conditions as the Sponsor Earnout Shares. Upon vesting, these units will be automatically exchanged into common units of BT HoldCo. BT OpCo Earnout Units held by the Company mirror the Sponsor Earnout Shares arrangement as it is intended to maintain the umbrella partnership C corporation structure of the consolidated reporting group (i.e., for every Class A common stock share
outstanding, the Company will have a corresponding Class A Unit in BT HoldCo). BT OpCo Earnout Units issued to BT Assets will impact the non-controlling
interest recognized by the Company when these units vest.
The Earnout Shares (both Sponsor Earnout Shares and BT Opco Earnout Units) vest as follows:
First Earnout Period (seven years from date of Merger):

(a)
One-
t
hird
(1/3
rd
) of the Earnout Shares (Class
E-1
common stock
), if the closing share price of Bitcoin Depot’s C
lass A
common stock
, par value $
0.0001
per share (Class A
common stock
) equals or exceeds $
12.00
per share for any
10
trading days within any consecutive 20 trading day period that occurs after the Closing Date
;
and

(b)
One-
t
hird
(1/3
rd
) of the Earnout Shares (Class
E-2
common stock
), if the closing share price of Class A
common stock
equals or exceeds $
14.00
per share for any
10
trading days within any consecutive
20

trading day period.
Second Earnout Period (ten years from date of Merger):
(a) Remaining Earnout Shares (representing
one-third (
1/3
rd
))
(Class
E-3
common stock
)
if the closing share price of Bitcoin Depot’s Class A common stock equals or exceeds
$
16.00
per share for any
10
trading days within any consecutive 20 trading day period that occurs after the Closing Date.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(15) Common Stock, Preferred Stock and Stockholders’ Equity

Common Stock
The Company is authorized to issue seven classes of stock to be designated, respectively, Class A common stock, Class B common stock, Class M common stock, Class O common stock, Class V common stock (together with Class A common stock, Class B common stock, Class M common stock and Class O common stock, the “Voting Common Stock”) and Class E common stock (together with the Voting Common Stock, the “Common Stock”)
and Preferred Stock. The total number of shares of capital stock which the Company shall have authority to issue is
2,223,250,000, divided into the following:
Class A common stock:

•	Authorized: 800,000,000, with a par value of $0.0001 per share

•	Issued and Outstanding: 12,358,691 as of June 30, 2023
Class B common stock:

•	Authorized: 20,000,000, with a par value of $0.0001 per share

•	Issued and Outstanding: Nil as of June 30, 2023
Class M common stock:

•	Authorized: 300,000,000, with a par value of $0.0001 per share

•	Issued and Outstanding: Nil as of June 30, 2023

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Class O common stock:

•	Authorized: 800,000,000, with a par value of $0.0001 per share

•	Issued and Outstanding: Nil as of June 30, 2023
Class V common stock:

•	Authorized: 300,000,000, with a par value of $0.0001 per share

•	Issued and Outstanding: 44,100,000 as of June 30, 2023
Class E common stock:

•	Authorized: 2,250,000, with a par value of $0.0001 per share

•	Issued and Outstanding: 1,075,761 as of June 30, 2023

Series A Preferred Stock:

•	Authorized: 50,000,000, with a par value of $0.0001 per share

•	Issued and Outstanding: 4,300,000 as of June 30, 2023
The rights of the holders of Class A common stock, Class B common stock, Class M common stock, and Class O common stock are identical, except with respect to voting and conversion. Class V common stock are voting, noneconomic shares and exchangeable, along with common units of BT HoldCo, into Class A common stock. Shares of Class M common stock are convertible into an equivalent number of shares
(one-for-one)
of Class A common stock automatically upon transfer, or the Majority Stockholder ceasing to beneficially own at least

20
%
of the voting power represented by the shares in Class V common stock. Shares of Class E common stock are convertible into an equivalent number of shares
(one-for-one)
of Class A common stock the reported closing trading price of the common stock exceeds certain thresholds if, from the closing of the Merger until the tenth anniversary thereof, the reported closing trading price of the common stock exceeds certain thresholds and is subject to forfeiture terms (See Note 14). Holders of Class A common stock, Class B common stock and Class O common stock are entitled to one vote per share. Holders of Class M common stock and Class V common stock are entitled to ten votes per share. Any dividends paid to the holders of Class A common stock and Class M common stock will be paid on a pro rata basis. On a liquidation event, any distribution to common stockholders is made on a pro rata basis to the holders of the Class A common stock and Class M common stock. Refer to Note 14 for further discussion regarding the Class E common stock.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Series A Preferred Stock
In connection with the Merger and PIPE Financing, on June 30, 2023, the Company issued

4,300,000
shares of its Series A Preferred Stock. Holders of the Series A Preferred Stock have no voting rights except in certain matters as described in the Company’s Certificate of Designation. There are no other voting rights associated with the Series A Preferred Stock.
The Series A Preferred Stock is only entitled to dividends when and if declared by the Company’s Board of Directors. There is no stated dividend preference. The Series A Preferred Stock participate fully with respect to all distributions and dividends made to the Company’s Class A common stock, including in the event of a liquidation, dissolution, or winding up of the Company.
The Series A Preferred Stock is convertible at anytime at the option of the holders into Class A common stock at an initial exchange ratio of 1:1, as adjusted for any dilutive events. The Series A Preferred Stock is economically identical to the Company’s Class A common stock and is therefore treated as another class of common stock for reporting purposes (i.e., net income per share calculation), and is classified in permanent equity.
(16) Income Taxes
Following the
closing of the transaction
 on June 30, 2023, BT HoldCo will be treated as a partnership for U.S. federal income tax purposes. As such, BT HoldCo’s earnings and losses will flow through to its partners, including Bitcoin Depot.
The effective tax rate for the three and six months ended June 30, 2023, is
14.7
% and
(172.7)
%, respectively, and
1.9
% and
33.9
% for the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2023 the Company recognized income tax expense/(benefit) of
($
0.7
)
million and ($
1.3
)
million, respectively, on its share of pre-tax book income, of which ($0.3) million and ($0.9) million was attributed to non-controlling
interest. During the three and six months ended June 30, 2022, the Company recognized income tax expense of $
0.1

million
 and $
0.4

million on its share of pre-tax book income, of which $0 and $0 was attributed to non-controlling
interest.
BitAccess Inc
.
 and Express Vending, Inc. are taxed as Canadian
corporations
. For the six months ended June 30, 2023, and 2022, there was no activity for
 Mintz Assets, Inc., Intuitive Software, LLC and Digital Gold. As such, there were no federal income taxes for these entities. BitAccess Inc., and Express Vending, Inc., recorded income tax benefits of
($0.7) million and ($0.1) million, respectively
, which was allocated to
non-controlling
interest
.
The effective tax rate differs from the statutory U.S. federal rate of 21% primarily due to the income or loss not being taxed due to the income and loss flowing through to its partners, and differences related to the foreign operations, valuation allowance adjustments and book-tax adjustments relating to share based compensation.
As of June 30, 2023, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not that the Company will realize its deferred tax assets for the difference in tax basis in excess of the financial reporting value for its investment in BT HoldCo. Consequently, the Company has established a full valuation allowance with respect to its deferred tax asset related to its investment in BT HoldCo as of June 30, 2023.
In the event that management subsequently determines that it is more likely than not that the Company will realize its deferred tax assets in the future, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.
Additionally, the Company has an uncertain tax position of $0.2 million due to state tax filings. The Company plans to settle open filings during 2023.

Tax Receivable Agreement
Upon the completion of the Merger, Bitcoin Depot is party to the Tax Receivable Agreement (“TRA”). Under the terms of that agreement, Bitcoin Depot generally will be required to pay BT Assets
85%
of the tax savings, if any, that PubCo realizes, or in certain circumstances is deemed to realize, as a result of certain Tax Attributes that are created as part of and after the Merger.
The payment of cash consideration to BT Assets in connection with the transaction will result in aggregate payments under the Tax Receivable Agreement of approximately $
0.8
million. This amount does not take into account any future exchanges of BT HoldCo Common Units by BT Assets pursuant to the BT HoldCo Amended and Restated Limited Liability Company Agreement. The future amounts payable, as well as the timing of any payments, under the Tax Receivable Agreement are dependent upon significant future events, including (but not limited to) the timing of the exchanges of BT HoldCo Common Units and surrender of a corresponding number of shares of
Bitcoin Depot
Class V common stock, the price of Bitcoin Depot Class A common stock at the time of each exchange, the extent to which such exchanges are taxable transactions, the depreciation and amortization periods that apply to any increase in tax basis resulting from such exchanges, the types of assets held by BT HoldCo, the amount and timing of taxable income Bitcoin Depot generates in the future, the U.S. federal income tax rate then applicable and the portion of Bitcoin Depot’s payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis.
 The Company has recognized a Tax Receivable Agreement liability of $0.8 million on the Consolidated Balance Sheets as of June 30, 2023. Changes in this liability will be recognized in future periods through the income tax (expense) benefit caption on the Consolidated Statements of Income
(Loss)
and Comprehensive Income
 (Loss)
.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(17)
Share-Based
Compensation

The Incentive Plan under which the board is currently authorized to grant awards of incentive stock options, nonstatutory stock options, restricted stock units or restricted stock up to 6,029,445 shares of Class A common stock to eligible recipients, as defined in the Incentive Plan. As of June 30, 2023, 500,000 shares were issued to the Chief Executive Officer of the Company. These shares were considered fully vested and exercised at June 30, 2023 with a fair value price of $3.23 per share. The Company recognized compensation expense of $1.6 million, for the three and six months ended June 30, 2023, respectively, which is included within selling, general and administrative expenses in the consolidated Statement of Income (Loss) and Comprehensive Income (Loss).
BitAccess maintained a stock option plan for its employees under the Amended and Restated Stock Option Plan, (the “BitAccess Plan”). Pursuant to BitAccess Plan agreement, awards of stock options and restricted stock units (“RSU”) are permitted to be made to employees and shareholders of BitAccess. As of June 30, 2023, all awards under the BitAccess Plan had been issued.
The options under the BitA
c
cess Plan generally vest over a
two-year
period following the
one-year
anniversary of the date of grant and expire not more than 10 years from the date of grant.
A summary of the BitAccess Plan’s stock option activity and related information is as follows:

	Amount or number of Options	Weighted-average exercise price	Weighted-average remaining contractual term	Weighted-average grant-date fair value
Outstanding at January 1, 2023	106,938	$0.59	8.73	$4.26
Granted	39,600	2.86	9.76	3.05
Exercised	(68,058)	—	—	4.44
Forfeited	—	—	—	—

Outstanding at June 30, 2023	78,480	$2.86	9.21	$3.09

Vested at June 30, 2023	4,167	$2.86	—	$3.07

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Amount or number of Options	Weighted-average exercise price	Weighted-average remaining contractual term	Weighted-average grant-date fair value
Outstanding at January 1, 2022	308,253	$—	9.55	$4.44
Granted	84,380	2.86	9.34	3.10
Exercised	(240,195)	—	—	4.44
Forfeited	(45,500)	(2.86)	—	(3.10)

Outstanding at December 31, 2022	106,938	$0.59	8.73	$4.26

Vested at December 31, 2022	1,719	$2.86	—	$3.02

The RSUs under the BitAccess Plan generally vest over a
two-year
period beginning following the
one-year
anniversary of the date of grant and expire not more than 10 years from the date of grant. A summary of the BitAccess Plan’s restricted stock unit award activity is as follows:

Restricted
Stock Units
Outstanding at January 1, 2023	81,142
Exercised	(55,501)

Outstanding at June 30, 2023	25,641

Outstanding at January 1, 2022	237,600
Exercised	(156,458)

Outstanding at December 31, 2022	81,142

The Company recognized compensation expense of $0.4 million and $0.6 million during the six months ended June 30, 2023 and 2022, respectively, related to the BitAc
c
ess Plan. The Company recognized compensation expense of $0.2 million and $0.3 million during the three months ended June 30, 2023 and 2022, respectively. These amounts are included in selling, general and administrative expenses in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss). As of June 30, 2023, there was $0.6 million of unrecognized compensation expense related to BitAc
c
ess Plan’s unvested share options and nonvested restricted shares.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Phantom Equity Participation Plan
The Company had a Phantom Equity Participation Plan dated July 25, 2021 (the “Phantom Plan”) for certain employees. The Phantom Plan awards eligible participants performance units entitling the holder to receive cash payments contingent upon certain qualifying events. The performance units vest according to the terms approved in the Phantom Plan, contingent upon the employee remaining continuously in service with the Company through the date of the qualifying event. Total units available to be issued under the plan were 15,000, and total units issued were 1,200 as of June 30, 2023. As result of the Merger, the qualifying events was triggered and the Company recorded a liability of $0.4 million as of June 30, 2023 and terminated the Phantom Plan. The remaining 50% will be paid in the form of share based compensation.
(18) Net Income (loss) per Share

The Series A Preferred Stock have similar economic rights to the Class A common stock and management considers them to be in substance common shares for earnings per share (“EPS”) purposes. As a result, the weighted average Series A Preferred Stock outstanding during the period was included in the calculation of weighted average common stock outstanding. No other classes of shares with economic rights were outstanding during the period, and therefore, EPS was not presented for such classes. The Public and Private Warrants along with the BitAccess options were considered in diluted EPS under the treasury stock method, if dilutive. The Class E common stock represents earnout arrangement that are contingently issuable into Class A common stock, and are only considered in the calculation of EPS once the stock price milestones have been achieved. The non-controlling interest was considered in diluted EPS under the if-converted method, if dilutive.
The net loss of $1.6 million at BT HoldCo subsequent to the Merger has been attributed entirely to Bitcoin Depot Inc. within the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) and for purposes of the net income per share calculation because such amounts pertain to compensation expense that do not affect the net assets of BT HoldCo available for liquidation and therefore are not further attributed to the non-controlling
interest holders under the HLBV method described in Note 9.
Management determined that EPS was not presented for periods prior to the Merger as it was not considered to be meaningful.
The computation of loss per share and weighted average of the Company’s common stock outstanding for the period from the date of transaction close through June 30, 2023 is as follows:

Three and Six Months Ended June 30, 2023
Numerator:
Net income (loss) attributable to Bitcoin Depot Inc. Class A common stock - Basic and Diluted	$(10,699)

Denominator:
Weighted average common stock outstanding - basic and diluted	16,658,691
Net loss per share - Bitcoin Depot Inc.	$(0.64)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

Class of security	Number of securities
PubCo Warrants - Public and Private	43,848,750
PubCo Class E Common Stock - Earnouts Units	1,075,761
BT OpCo Founder Convertible Preferred Units(1)	2,900,000
BT OpCo Exchangeable Non-Controlling Interest(1)	41,200,000
BT OpCo Earnouts Units	15,000,000
BitAccess Stock Options	104,121

(1)	Held at BT Assets and exchangeable into Class A common stock of the Company or cash.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(19) Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. Employees who are over the age of 21 years are eligible to participate in the plan. Eligible employees may elect to defer a percentage of eligible compensation, which is subject to an annual limit of the lesser of 90% of eligible compensation or the maximum limit set by the IRS. The Company matches employee contributions up to a maximum of 50% of the participant’s compensation deferral, limited to 6% of the employee’s compensation. For the three and
six months ended June 30, 2023 and 2022, the Company made contributions of $0.1 million
to the plan. These expenses are included in selling, general and administrative expenses in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
(20) Significant Vendor
For the three and six months ended June 30, 2022, the Company had a significant vendor from which they purchased substantially all of their BTM kiosks, and from which the Company licensed software which was embedded in the kiosks to facilitate cryptocurrency transactions. As the Company migrated substantially all of its legacy BTM kiosks from this third-party vendor to its BitAccess software platform during 2022, the Company no longer considers this a significant vendor as of December 31, 2022.
For the three and six months ended June 30, 2022, the Company purchased software services from this significant vendor of $0.8 million and $1.6 million, respectively, which are included in cost of revenue

(excluding depreciation and amortization)

in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(21) Leases
The Company adopted Topic 842 effective January 1, 2022 using the modified retrospective transition approach. The Company has elected to adopt practical expedients which permits it to not reassess its prior conclusions about lease identification, lease classification and initial direct cost under the new standard. The Company elected not to recognize ROU assets and lease liabilities for leases with terms of 12 months or less at lease commencement and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. The Company determines if an arrangement is a lease, or contains a lease, at inception of a contract and when the terms of an existing contract are changed. The Company recognizes a lease liability and an ROU asset at the commencement date of each lease. For operating and finance leases, the lease liability is initially measures at the present value of the unpaid lease payments at the lease commencement date. The lease liability is subsequently measured at amortized cost using the effective-interest
method. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before lease commencement date, plus any initial direct costs incurred less any lease incentives received. Variable payments are included in the future lease payments when those variable payments are included in the future lease payment when those variable payments depend on an index or a rate. The discount rate is the implicit rate, if it is readily determinable, or the Company’s incremental borrowing rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms and in a similar economic environment. The Company recognizes lease costs associated with short-term
leases on a
straight-line
basis over the lease term. When contracts contain lease and nonlease components, the Company accounts for both components as a single lease component.
On adoption, the Company recognized operating lease liabilities of $0.6 million

with corresponding
right-of-use
(“ROU”) assets of $0.4

million

which is the net of operating lease liabilities on adoption and deferred rent liability of $0.2 million

at January 1, 2022. As part of the Topic 842 adoption, the Company reclassified existing capital lease obligations to finance lease obligations, which are presented as current installments of obligations under finance leases and obligation under leases, noncurrent on the consolidated Balance Sheets. There was no impact on the Statements of Changes in Member’s Equity for the adoption of Topic 842.
Floorspace leases
The Company has obligations as a lessee for floorspace. These leases meet the short-term
lease criteria as the floorspace leases generally are cancellable by the Company with a 30 day or less notice. Accordingly, the Company has applied the practical expedient that allows the Company to recognize short-term
lease payments on a
straight-line
basis over the lease term on the consolidated Statements of Income (Loss) and Comprehensive Income (Loss) and did not record ROU assets and lease liabilities for floorspace leases as of June 30, 2023 and December 31, 2022.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Office space leases
The Company has obligations as a lessee for office space under a noncancellable lease arrangement that expires in May 2025, with options to renew up to five years. Payments due under the lease contracts include mainly fixed payments. The lease for the office space is classified as operating lease in accordance with Topic 842.
BTM Kiosk leases
The Company has obligations as a lessee for BTM kiosks. The leases for the BTM kiosks are classified as finance leases in accordance with Topic 842 that expire on various dates through June 30, 2026. The BTM kiosk lease agreements are for two or three year terms and include various options to either renew the lease, purchase the kiosks or exercise a bargain option to purchase the kiosk at the end of the term.
During the year end December 31, 2022, the Company amended an existing lease agreement with a lessor through various amendments. Under these amendments, the Company extended the lease term and revised the purchase option to include a purchase requirement at the end of the lease term. Under the payment schedule, the Company will pay $1.9 million of the purchase price over 24 months beginning in January 2023 and will pay the remaining $7.0 million under the following payment schedule: (a)
$
1.9 million
paid in
April 2023; (b) $2.5 million
paid in
July 2023; (c) $1.3 million payable
in
October 2023; and (d) $1.3 million payable
in
January 2024. As a result of the modification, the Company remeasured its finance lease assets and liabilities on the dates of the modifications. The remeasurement increased net book value of the BTM kiosk by $8.9 million
 and
 increased the finance liability by $9.0 million at December 31, 2022. When the Company purchases the assets at the end of the finance lease, these assets will be amortized over the remaining useful life.
On March 31, 2023, the Company terminated an existing lease arrangement with a lessor and simultaneously entered into a new lease arrangement with a new lessor for 689 BTMs. Under this agreement, the new lessor agreed to purchase the BTM’s from the original lessor. Upon the termination of the original agreement, the Company removed the remaining right-of-use
asset and the finance lease liability of $2.4 million and $1.9 million respectively and recognized a loss of $
0.5
million recorded in other (expense) income in the consolidated Statement of Income (Loss) and Comprehensive Income (Loss). The new lease commenced on March 31, 2023 and has a three year
noncancellable period. Total fixed payments due on an undiscounted basis over the three year
noncancellable period of the lease are $
2.4
 million
. The Company will acquire the assets for a bargain purchase price of $1 at the end of the term. Due to the bargain purchase option, the Company classified the new lease as a finance lease. The Company recognized a finance lease liability of $
1.9 million discounted at an interest rate implicit in the lease and a corresponding right-of-use
asset of $1.9 million.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 30, 2023, the Company terminated an existing lease arrangement with a lessor and simultaneously entered into a new lease arrangement with a new lessor for 911 BTMs. Under this agreement, the new lessor agreed to purchase the BTM’s from the original lessor. Upon the termination of the original agreement, the Company removed the remaining right-of-use
asset and the finance lease liability of $3.3
million

and $2.5

million
, respectively and recognized a loss of $0.8
million recorded in Other (Expense) Income in the consolidated Statement of Income (Loss) and Comprehensive Income (Loss). The new lease commenced on June 30, 2023 and has a three year noncancellable period. Total fixed payments due on an undiscounted basis over the three year noncancellable period of the lease are $
3.2 million. The Company will acquire the assets for a bargain purchase price of $1 at the end of the term. Due to the bargain purchase option, the Company classified the new lease as a finance lease. The Company recognized a finance lease liability of $2.5 million discounted at an interest rate implicit in the lease and a corresponding right-of-use
asset of $2.5 million.
The components of the lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Finance lease expense:
Amortization of right-of-use-assets	$2,852	$3,687	$4,514	$7,375
Interest on lease liabilities	1,565	1,256	2,672	2,671

Total finance lease expense	4,417	4,943	7,186	10,046
Operating lease expense	57	56	109	115
Short-term lease expense	8,749	10,178	17,782	20,367

Total lease expense	$13,223	$15,177	$25,077	$30,528

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Other information:
Operating cash flows used for finance leases	$(1,565)	$(1,256)	$(2,672)	$(2,670)

Operating cash flows used for operating leases	$(57)	$(55)	$(114)	$(110)

Financing cash flows used for finance leases	$(3,547)	$(4,273)	$(6,701)	$(8,376)

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Weighted-average remaining lease term - finance leases	1.88	2.07
Weighted-average remaining lease term - operating leases	1.92	2.92
Weighted-average discount rate - finance leases	17.6%	18.4%
Weighted-average discount rate - operating leases	15.0%	15.0%
Maturities of the lease liability under the noncancellable operating lease as of June 30, 2023 are as follows (in thousands):

Operating Leases
2023 (for the remainder of)	$114
2024	235
2025	101

Total undiscounted lease payments	450
Less: imputed interest	(56)

Total operating lease liability	394
Less: operating lease liabilities, current	(232)

Operating lease liabilities, net of current portion	$162

Maturities of the lease liability under the noncancellable finance leases as of June 30, 2023 are as follows (in thousands):

Finance Leases
2023 (for the remainder of)	$9,199
2024	7,973
2025	1,848
2026	726

Total undiscounted lease payments	19,746
Less: imputed interest	(2,584)

Total finance lease liability	17,162
Less: current installments of obligations under finance leases	(13,125)

Obligations under finance leases, excluding current installments	$4,037

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(22) Commitments and Contingencies
Litigation
From time to time in the regular course of its business, the Company is involved in various lawsuits, claims, investigations and other legal matters. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.
The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses that are reasonably estimable. These contingencies are subject to significant uncertainties and the Company is unable to estimate the amount or range of loss, if any, in excess of amounts accrued. The Company does not believe that the ultimate outcome of these actions will have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations, cash flows or liquidity in a given quarter or year.

BITCOIN DEPOT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On January 13, 2023, Canaccord Genuity Corp. (“Canaccord”) commenced proceedings against the Company by filing a claim with the Superior Court of Justice in Toronto, Ontario which named Lux Vending, LLC as the defendant. Canaccord is a financial services firm in Canada that the Company previously had hired to perform advisory services related to a potential initial public offering in Canada or sales transaction. The claim asserts that Lux Vending, LLC breached the contract by terminating the contract to avoid paying fees for their services and that Canaccord is entitled to $22.3 million in damages equivalent to the fees alleged to be payable for breach of contract that would have been owed upon the closing of a transaction to acquire control, the sale of substantially all the Company’s assets, or a merger transaction pursuant to the previously terminated engagement letter for advisory services. Canaccord proposes that the amount of fees would be calculated on the total cash transaction value of the business combination of $880.0 million. The claim also seeks an award for legal and other costs relating to the proceeding. Apart from the initial exchange of pleadings, as of
August 15
, 2023, no further steps have been taken in the proceeding.
Bitcoin Depot does not believe the allegations made against it are valid and intends to vigorously defend against them. The range of potential loss related to the identified claim is between $0 and $22.3 million, the amount of damages that Canaccord is seeking in the lawsuit. The additional costs mentioned in the claim are not able to be estimated at this time.
Financial and tax regulations
Legislation or guidance may be issued by U.S. and
non-U.S.
governing bodies, including Financial Crimes Enforcement Network (“FinCen”) and the Internal Revenue Service (“IRS”), that may differ significantly from the Company’s practices or interpretation of the law, which could have unforeseen effects on our financial condition and results of operations, and accordingly, the related impact on our financial condition and results of operations is not estimable. Prior to 2022, the IRS concluded an examination of the Company related to certain regulatory reporting requirements related to cryptocurrency sales to certain customers. Based on the outcome of the examination, the Company has concluded it is not probable that any fines or penalties will be assessed against the Company. As a result, no accrual has been recorded in the accompanying consolidated financial statements.
(23) Subsequent Events
On July 13, 2023,
the Company

paid $2.0 million in full satisfaction of the earnout liability related to the purchase of BitAccess.
On July 17, 2023 and August 4, 2023,
the Company
filed a Form S-1 and Form S-1/A, respectively
,
to register up to 83,747,027
shares
of Class A
common stock
, up to 43,848,750
shares
of Class A
common stock
Underlying Warrants and up to 12,223,750 Warrants to
p
urchase Class A
common stock
.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which Bitcoin Depot’s management believes is relevant to an assessment and understanding of consolidated results of operations and financial condition. You should read the following discussion and analysis of Bitcoin Depot’s financial condition and results of operations in conjunction with the unaudited consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q.

Certain information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to plans and strategy for Bitcoin Depot’s business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company” or “Bitcoin Depot” refer to Bitcoin Depot Inc. and its subsidiaries.

Business Overview

Bitcoin Depot owns and operates the largest network of Bitcoin ATMs (“BTMs”) across North America where customers can buy and sell Bitcoin. Bitcoin Depot helps power the digital economy for users of cash.

Our mission is to bring Crypto to the Masses™. Digital means and systems dominate the way that consumers send money, make purchases, and invest; however, we believe that many people utilize cash as their primary means of initiating a transaction, either as a necessity or as a preference. These individuals have largely been excluded from the digital financial system and associated technological advancements in our global and digitally interconnected society. Bitcoin Depot’s simple and convenient process to convert cash into Bitcoin via our BTMs and feature-rich mobile app enables not only these users, but also the broader public, to access the digital financial system.

As of June 30, 2023, our offerings included approximately 6,350 BTMs in retailer locations throughout the U.S. and Canada, our BDCheckout product, which is accepted at 5,195 retail locations, and our mobile app. We maintain a leading position among cash-to-Bitcoin BTM operators in the U.S. and Canada.

Kiosk Network and Retailer Relationships

Bitcoin Depot operates a network of kiosks that allow users to purchase Bitcoin with cash. Upon using a Bitcoin Depot kiosk for the first time, users will be prompted to provide certain information for account creation and verification. Users are required to select from three ranges of cash amounts to be inserted in the kiosk for purchasing Bitcoin. The user then provides the address of his or her digital wallet by scanning a QR code or manually inputting his or her unique wallet address; the user can create and use a Bitcoin Depot-branded wallet (un-hosted and non-custodial), or his or her own other existing digital wallet. Cash is then inserted by the user into the kiosk, and the kiosk will confirm the dollar amount and other details of the transaction, including quantity of Bitcoin being purchased. Once the transaction is complete, the Bitcoin is electronically delivered to the user’s digital wallet and the user is provided with a physical receipt as well as a receipt via SMS text.

Bitcoin Depot’s largest BTM deployment as of June 30, 2023 is with Circle K, a convenience store chain of over 9,000 stores in North America and over 4,800 stores in Europe and other international markets. We are the exclusive provider and operator of BTMs for Circle K in the U.S. and Canada, and as of June 30, 2023 we have installed our BTMs in over 1,500 Circle K stores. We also have kiosks deployed in other convenience stores, gas stations, grocery stores, pharmacies, and shopping malls.

Cryptocurrencies

Our revenues, $361.1 million and $322.4 million for the six months ended June 30, 2023 and 2022, respectively, and $646.8 million and $549.0 million for the years ended December 31, 2022 and 2021, respectively) have not been correlated to the price of Bitcoin historically, even in light of volatile Bitcoin prices. For example, our revenue for the twelve months ended June 30, 2023 grew by 9.9% year-over-year, while the market price of Bitcoin declined by more than 37% during the same period. Based on our own user surveys, a majority of our users use our products and services for non-speculative purposes, including money transfers, international remittances, and online purchases, among others.

We use a sophisticated Bitcoin management process to reduce our exposure to volatility in Bitcoin prices by maintaining a relatively low balance (typically less than $0.6 million) of Bitcoin at any given time, which we believe differentiates us from our competition. Our typical practice is to purchase Bitcoin through a liquidity provider such as Cumberland DRW. We replenish our Bitcoin only through purchases from leading Bitcoin liquidity providers and do not engage in any mining of Bitcoin ourselves. Our sophisticated replenishment process enables us to satisfy our users’ Bitcoin purchases with our own Bitcoin holdings yet maintain relatively small balances of Bitcoin to effectively manage our principal risk. There are two main components of the working capital required in our operations. On the Bitcoin side, we maintain Bitcoin in our hot wallets to fulfill orders from users while we are automatically placing orders with liquidity providers and exchanges to replenish the Bitcoin we have sold to users. The second component to working capital is the cash that accumulates in the BTM kiosks. As users insert cash into the BTM kiosks, cash accumulates until armored carriers collect the cash and process it back to our bank accounts. While not required, we typically maintain a variable level of cash in the BTM kiosks at all times. As of June 30, 2023, cash in the BTM kiosks was approximately 20.7% of monthly revenues.

BitAccess and BDCheckout

In July 2021, we acquired BitAccess, and in the second quarter of 2022, we launched BDCheckout. BitAccess adds new software features to our BTMs and positions us to service new channels of users while eventually having full control over our own software capabilities. As of June 30, 2023, we had converted all of our BTMs to the BitAccess software. The acquisition also diversifies our revenue streams into software offerings and is expected to generate significant savings in transaction processing fees and reduce other operating expenses. BitAccess revenues from third-party customers from the date of acquisition have not been material, and the launch of BDCheckout has not yet had a meaningful impact on our results of operations.

The Merger

On June 30, 2023, we consummated the Merger. GSRM’s stockholders approved the Merger at a special meeting of the stockholders held on June 28, 2023 (the “Special Meeting”).

Pursuant to the Transaction Agreement, the following occurred:

•

GSR II Meteora Acquisition Corp. (“GSRM”) filed a Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, pursuant to which GSRM changed its name to “Bitcoin Depot Inc.” and the number of authorized shares of our common stock was increased to 2,272,250,000 shares, consisting of (i) 800,000,000 shares of Class A common stock, (ii) 20,000,000 shares of Class B common stock, (iii) 300,000,000 shares of Class M common stock, (iv) 800,000,000 shares of Class O common stock, (v) 300,000,000 shares of Class V common stock, (vi) 2,250,000 shares of Class E common stock, consisting of three series: (a) 750,000 shares of Class E-1 common stock, (b) 750,000 shares of Class E-2 common stock and (c) 750,000 shares of Class E-3 common stock, and (vii) 50,000,000 shares of Preferred Stock;

•

(i) the BT Entity restructuring was consummated, consisting of (a) the merger of BT OpCo with and into a newly-formed Delaware limited liability company known as “Bitcoin Depot Operating LLC”, with Bitcoin Depot Operating LLC surviving the merger and (b) the formation of BT HoldCo and contribution of all of BT Assets’ equity in BT OpCo to BT HoldCo, pursuant to which BT HoldCo issued BT HoldCo Common Units, BT HoldCo Preferred Units and BT HoldCo Earnout Units to BT Assets; (ii) we paid cash to BT Assets in exchange for certain BT HoldCo Common Units; (iii) we contributed (a) cash to BT HoldCo in exchange for BT HoldCo Common Units, (b) warrants issued by BT HoldCo to purchase a number of BT HoldCo Common Units equal to the number of shares of Class A common stock that may be purchased upon the exercise in full of all warrants of GSRM outstanding immediately after the closing of the Merger and (c) a number of BT HoldCo Earnout Units equal to the number of newly issued shares of Class E common stock issued to Sponsor; (iv) Sponsor exchanged all shares of Class B common stock for newly issued shares of Class A common stock and Class E common stock, subject to the terms of conversion or forfeiture and cancellation set forth in that certain Sponsor Support Agreement, dated as of August 24, 2022, by and among Sponsor, GSRM and BT Assets, as amended by the First Amendment to the Sponsor Support Agreement, dated as of June 7, 2023; (v) BT Assets was issued 44,100,000 newly issued shares of Class V common stock, convertible at BT Assets’ election into Class A common stock; and (vi) we issued 500,000 shares of Class A common stock under the Incentive Plan to the Chief Executive Officer of the Company; and

•

upon the execution and delivery to BT OpCo and GSRM of Phantom Equity Award Termination Agreements by the holders of Phantom Equity Awards (as defined in the Phantom Plan) outstanding immediately prior to the closing of the Merger were converted into the right to receive, in aggregate cash payments in an amount equal to $350,000 and 35,000 restricted stock units, which vest quarterly over one year from the date of grant.

Regulatory Environment

We operate internationally and in a rapidly evolving regulatory environment characterized by a heightened focus by regulators globally on all aspects of the payments industry, including countering terrorist financing, anti-money laundering, privacy, cybersecurity, and consumer protection. The laws and regulations applicable to us, including those enacted prior to the advent of digital payments, are continuing to evolve through legislative and regulatory action and judicial interpretation. New or changing laws and regulations, including changes to their interpretation and implementation, as well as increased penalties and enforcement actions related to non-compliance, could have a material adverse impact on our business, results of operations, and financial condition.

Key Business Metrics

We monitor and evaluate the following key business metrics to measure performance, identify trends, develop and refine growth strategies and make strategic decisions. We believe these metrics and measures are useful to facilitate period-to-period comparisons of our business, and to facilitate comparisons of our performance to that of our competitors.

Our key metrics are calculated using internal company data based on the activity we measure on our platform and may be compiled from multiple systems. While the measurement of our key metrics is based on what we believe to be reasonable methodologies and estimates, there are inherent challenges and limitations in measuring our key metrics internationally. The methodologies used to calculate our key metrics require judgment and we regularly review our processes for calculating these key metrics, and from time to time we may make adjustments to improve their accuracy or relevance.

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2023		2022				2021				2020
Installed kiosks (at period end)(2)	6,351	6,441	6,530	6,787	6,955	6,711	6,220	4,520	2,811	1,859	1,061	671	159	127

Returning user transaction count	9.2	10.0	10.5	11.2	11.5	11.9	12.3	11.5	11.8	12.2	12.0	12.3	14.0	13.8

Median kiosk transaction size (in $)	200	200	200	180	170	176	168	160	160	140	140	100	70	90

BDCheckout locations (at period end)(1) (3)	5,195	2,754	8,661	8,661	8,395	—	—	—	—	—	—	—	—	—

(1)	BDCheckout was launched in the second quarter of 2022.
(2)

At June 30, 2023, March 31, 2023 and December 31, 2022, we had an additional 981, 891 and 795 BTMs, respectively, with our logistic providers to redeploy to new locations, which we believe will result in higher transaction volume and revenue.

(3)	During the three months ended March 31, 2023, one of our retail partners discontinued all BDCheckout and cryptocurrency transactions in its stores.

Installed Kiosks

We believe this metric provides us an indicator of our market penetration, the growth of our business and our potential future business opportunities. We define installed kiosks as the number of kiosks we have installed at the end of the quarter in a retail location and that are connected to our network. We monitor transaction volume at our kiosks on a continuous basis to maximize transaction volumes from the locations where our kiosks are placed. Based on these monitoring activities, we may re-deploy certain of our kiosks, using third-party logistics providers, to new locations (e.g., those available with our new retail partners) that we believe will maximize transaction volumes and revenues.

Returning User Transaction Count

We believe this metric provides us an indicator of user retention and our competitive advantage relative to our peers, as well as the trajectory of adoption of cryptocurrency, and allows us to make strategic decisions. We define returning user transaction count as the average number of aggregate transactions completed at a kiosk in the four quarters trailing the quarter in which a given user’s first transaction occurred, measured only for users who complete more than one transaction. For example, as of June 30, 2023, users who first transacted at one of our kiosks during the three months ended December 31, 2021 and who subsequently completed a second transaction completed an average of 10.0 transactions over the twelve months following their initial transaction.

Median Kiosk Transaction Size

We believe this metric provides us information to analyze user behavior as well as evaluate our performance and formulate financial projections. We calculate median kiosk transaction size based on the dollar value of all purchases and sales of Bitcoin at our kiosks during the quarter, including related transaction fees.

BDCheckout Locations

We believe this metric provides us an indicator of our market penetration, the growth of our business and our potential future business opportunities. We calculate BDCheckout locations as the number of locations where BDCheckout is available at the end of the quarter. We are currently in discussion with other retail partners to expand our BD Checkout offering into additional locations.

Segment Reporting

Our financial reporting is organized into one segment. We make specific disclosures concerning our products and services because they facilitate our discussion of trends and operational initiatives within our business and industry. Our products and services are aggregated and viewed by management as one reportable segment due to a similarity in the nature of customers and overall economic characteristics, the nature of the products and services provided and the applicable regulatory environment.

Components of Results of Operations

Revenue

We generate substantially all of our revenue from the cash paid by customers to purchase Bitcoin from our kiosks. For example, approximately 99.8% of our revenue in the three months ended June 30, 2023 was derived from the sale of our cryptocurrency, including the markup at which we sell cryptocurrency to users (which can vary between BDCheckout and BTM kiosks) and the separate flat transaction fee. These user-initiated transactions are governed by terms and conditions agreed to at the time of each point-of-sale transaction and do not extend beyond the transaction.

For the periods presented, the markup percentage for BTM kiosk transactions ranged between 7% and 31%, of the USD amount of the transaction with such markup rates historically having been, and continuing to be, subject to fluctuation as a result of our ongoing price strategy testing. The markup percentage for BDCheckout transactions has been 15% since inception/rollout of such transaction type in 2022. Finally, the markup percentage for our website transactions ranged between 10.5% and 12% during 2022 and through June 30, 2023. Markup percentages are determined by examining user transaction patterns in various geographic locations, based on ongoing markup rate testing, with the ultimate aim of optimizing profitability, growth and user base.

For each Bitcoin transaction on our kiosks and within BDCheckout, the cryptocurrency price displayed to users includes the exchange rate at which we sell Bitcoin to users as well as a separate flat transaction fee. As of the date of this Quarterly Report on Form 10-Q, we charge (i) a flat $3.00 fee on all transactions at BTM kiosks, which generally corresponds to the costs underlying such transactions and (ii) a flat $3.50 fee on BDCheckout transactions, which is what InComm charges us to facilitate transactions using InComm’s network.

We support the purchase of Bitcoin from users at only 35 kiosks, or less than 1.0% of our total kiosks as of June 30, 2023, and currently do not have plans to expand the ability of our users to sell Bitcoin to us in exchange for cash. We charge the same fees on Bitcoin we purchase from users via our kiosks as we do for Bitcoin we sell to users at our kiosks.

Cost of revenue (excluding depreciation and amortization)

Our cost of revenue (excluding depreciation and amortization), which is primarily driven by transaction volume, consists primarily of direct costs related to selling Bitcoin and operating our network of kiosks. Cost of revenue (excluding depreciation and amortization) includes the cost of Bitcoin, fees paid to obtain Bitcoin, impairment of cryptocurrencies, gains on sales of Bitcoin on an exchange, fees paid to operate the software on the BTMs, rent paid for floorspace for BTMs, fees paid to transfer Bitcoin to users, cost of kiosk repair and maintenance, and the cost of armored trucks to collect and transport cash deposited into the BTMs.

Operating expenses

Operating expenses consists of selling, general and administrative expenses and depreciation and amortization.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of expenses related to our customer support, marketing, finance, legal, compliance, operations, human resources, and administrative personnel. Selling, general and administrative expenses also include costs related to fees paid for professional services, including legal, tax, and accounting services.

Depreciation and amortization. Depreciation and amortization include depreciation on computer hardware and software, BTMs (including both BTMs owned by us and those subject to finance leases), office furniture, equipment and leasehold improvements and amortization of intangible assets.

Other income (expense)

Other income (expense) includes interest expense, other income (expense), PIPE expenses associated with the PIPE transaction and loss on foreign currency transactions.

Interest expense. Interest expense consists primarily of the interest expense on our borrowings and our finance leases.

Results of Operations

Comparison between Three Months Ended June 30, 2023 and Three Months Ended June 30, 2022

The following table sets forth selected historical operating data for the periods indicated:

	Three Months Ended
	June 30,
(in thousands)	2023	2022	$ Change	% Change
	(unaudited)
Statements of Income (Loss) and Comprehensive Income (Loss) information:
Revenue	$197,474	$167,867	$29,607	17.6%
Cost of revenue (excluding depreciation and amortization reported separately below)	167,242	149,213	18,029	12.1%
Operating expenses
Selling, general and administrative	16,168	7,241	8,927	123.3%
Depreciation and amortization	3,499	4,802	(1,303)	(27.1)%

Total operating expenses	19,667	12,043	7,624	63.3%

Income from operations	10,565	6,611	3,954	59.8%

Other income (expense)
Interest expense	(4,404)	(2,947)	(1,457)	49.4%
Other income (expense)	(10,797)	(90)	(10,707)	NM
Loss on foreign currency transactions	(62)	643	(705)	(109.6)%

Total other expense	(15,263)	(2,394)	(12,869)	537.8%

Income before provision for income taxes and non-controlling interest	(4,698)	4,217	(8,915)	(211.4)%
Income tax benefit (expense)	692	(80)	772	NM

Net income (loss)	$(4,006)	$4,137	$(8,143)	(196.8)%

Net income (loss) attributable to Legacy Bitcoin Depot unit holders	6,616	4,183	2,433	58.1%
Net income attributable to non-controlling interest in subsidiary	77	46	31	67.4%

Net income (loss) attributable to Bitcoin Depot Inc.	$(10,699)	$—	$(10,699)	(100.0)%

Other comprehensive income (loss), net of tax
Net income (loss)	$(4,006)	$4,137	$(8,143)	(196.8)%
Foreign currency translation adjustments	(21)	(222)	201	(90.5)%

Total comprehensive income (loss)	(4,027)	3,915	(7,942)	(202.9)%

Comprehensive income (loss) attributable to Legacy Bitcoin Depot unit holders	6,595	3,961	2,634	66.5%
Comprehensive income attributable to non-controlling interest in subsidiary	77	46	31	(67.4)%

Comprehensive income (loss) attributable to Bitcoin Depot Inc.	$(10,699)	$—	(10,699)	(100.0)%

NM - Not meaningful

Revenue

Revenue increased by $29.6 million, or 17.6% for three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to the expanded adoption of cryptocurrency and BTM’s and increased transaction volume for relocated kiosks, and an increase in the average dollar amount of transactions per user, including an increase in the number of new users transacting at our installed kiosks. The overall increase in kiosk revenue was offset in part by a decrease in OTC and Software Services Revenue.

Revenue disaggregated by revenue stream is as follows for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Kiosk Transaction Revenue	$196,916	$166,444	$30,472	18.3%
BDCheckout	241	8	233	NM
Company Website	89	41	48	117.1%
Software Service Revenue	150	1,248	(1,098)	(88.0)%
Hardware Revenue	78	126	(48)	(38.1)%

Total	$197,474	$167,867	$29,607	17.6%

Kiosk Transaction Revenue

Our kiosk transaction revenue increased by $30.5 million, or 18.3% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to an increase in the average dollar amount per transaction and an increase in our user base for relocated kiosks.

Software Services Revenue

Our software services revenue decreased by $1.1 million, or 88.0% for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to strategic shift from selling BitAccess software to third parties, to migrating all of our kiosks to the BitAccess platform.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue (excluding depreciation and amortization) increased by $18.0 million, or 12.1% for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to a decrease in floorspace lease expenses as we were able to relocate kiosks to more profitable locations, offset by an increase in costs to relocate our kiosks and repairs and maintenance related to relocated kiosks.

The following table sets forth the components of the cost of revenue (excluding depreciation and amortization) for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Cryptocurrency Expenses	$153,193	$135,240	$17,953	13.3%
Floorspace Leases	8,749	10,178	(1,429)	(14.0%)
Kiosk Operations	5,300	3,795	1,505	39.7%

Total of Cost of Revenue	$167,242	$149,213	$18,029	12.1%

The following table sets forth the components of cryptocurrency expenses in our cost of revenue for the periods indicated:

	Three Months Ended
	June 30,
(in thousands)	2023	2022	$ Change	% Change
Cost of Cryptocurrency – BTM Kiosks	$152,783	$134,310	$18,473	13.8%
Cost of Cryptocurrency – BDCheckout	206	7	199	NM
Software Processing Fees	54	872	(818)	(93.8)%
Exchange Fees	2	25	(23)	(92.0)%
Mining Fees	144	26	118	453.8%
Software Processing Fee – BDCheckout	4	—	4	100.0%

Cryptocurrency Expenses	$153,193	$135,240	$17,953	13.3%

Cost of Cryptocurrency includes impairment losses recognized on cryptocurrencies net of any gains recognized from sales of cryptocurrencies on an exchange. Impairment losses of $2.4 million and $2.1 million were offset by gains from the sale of cryptocurrencies on exchange of $0.1 million and $0 for the three months ended June 30, 2023 and 2022, respectively.

Cost of Cryptocurrency – BTM Kiosks

Our cost of cryptocurrency increased by $18.5 million, or 13.8% for three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily as a result of the higher average dollar amount per transaction occurring in 2023.

Software Processing fees

Our processing fees decreased by $0.8 million, or 93.8%, for three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The decrease in software processing fees was a direct result of completing the migration of our BTMs to the BitAccess platform in Q1 2023, which reduced the costs we incurred from a third-party service provider for software processing fees based on kiosk transaction volume.

Floorspace Leases

Our floorspace lease expenses decreased by $1.4 million, or 14.0% for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, due to a decrease in rent paid to store owners under cancellable floorspace leases and a lower number of installed kiosks in operation during the three months ended June 30, 2023.

Kiosk Operations

Our kiosk operations costs increased by $1.5 million or 39.7% for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. During 2023, these costs increased as a result of relocating kiosks with our logistic partners, offset by a $0.4 million decrease in costs associated with the armored trucks used to collect and transport cash from our BTMs.

Operating expenses

Selling, general and administrative expenses increased by $8.9 million, or 123.3% for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. During 2023, these costs increased primarily due to higher payroll costs resulting from the significant increase in headcount during 2022 to support our operations, along with increased professional services expenses corresponding to the expansion of our operations and transaction costs associated with the Merger.

Depreciation and amortization expense decreased $1.3 million or 27.1% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily as a result of refinancing and buy-out of certain lease schedules at the end of 2022 and during the three months ended June 30, 2023.

Other income (expense), net

Interest expense increased by approximately $1.5 million, or 49.4%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily as a result of refinancing and buy-out of certain lease schedules at the end of 2022 and during the three months ended June 30, 2023. Loss on foreign currency transactions decreased by $0.7 million or 109.6% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to less foreign currency activity by our subsidiaries.

On June 30, 2023, taking into account the completion of the Merger, the PIPE Financing was consummated in which we recognized the difference between the fair value of the Series A Preferred Stock and the fair value of the Subscription Receivable was recognized as an expense at the date of the initial recognition. The expense of $9.2 million also includes $0.9 million of cash fees ($0.6 million paid at the closing of the Merger and $0.3 million due in September 2023).

Comparison between Six Months Ended June 30, 2023 and Six Months Ended June 30, 2022

The following table sets forth selected historical operating data for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change
	(unaudited)
Statements of Income (Loss) and Comprehensive Income (Loss) information:
Revenue	$361,077	$322,391	$38,686	12.0%
Cost of revenue (excluding depreciation and amortization reported separately below)	308,543	290,482	18,061	6.2%
Operating expenses
Selling, general and administrative	27,003	14,930	12,073	80.9%
Depreciation and amortization	6,295	9,602	(3,307)	(34.4)%

Total operating expenses	33,298	24,532	8,766	35.7%

Income from operations	19,236	7,377	11,859	160.8%

Other income (expense)
Interest expense	(7,351)	(6,044)	(1,307)	21.6%
Other income (expense)	(10,913)	12	(10,925)	NM
Loss on foreign currency transactions	(211)	(189)	(22)	11.6%

Total other expense	(18,475)	(6,221)	(12,254)	197.0%

Income before provision for income taxes and non-controlling interest	761	1,156	(395)	(34.2)%
Income tax benefit (expense)	1,314	(392)	1,706	(435.2)%

Net income (loss)	$2,075	$764	$1,311	171.6%

Net income (loss) attributable to Legacy Bitcoin Depot unit holders	12,906	871	12,035	NM
Net loss attributable to non-controlling interest in subsidiary	(132)	107	(239)	(223.4)%

Net (loss) income attributable to Bitcoin Depot Inc.	$(10,699)	$—	$(10,699)	(100)%

Other comprehensive income, net of tax
Net income	$2,075	$764	$1,311	171.6%
Foreign currency translation adjustments	(21)	(234)	213	(91.0)%

Total comprehensive income (loss)	2,054	530	1,524	287.5%

Comprehensive income (loss) attributable to Legacy Bitcoin Depot unit holders	12,885	637	12,248	NM
Comprehensive income (loss) attributable to non-controlling interest in subsidiary	(132)	107	(239)	(223.4)%

Comprehensive (loss) income attributable to Bitcoin Depot Inc.	$(10,699)	$—	$(10,699)	(100.0)%

NM - Not meaningful

Revenue

Revenue increased by approximately $38.7 million, or 12.0%, for 2022, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to the expansion of our network of kiosks along with increased revenue generated at existing kiosks in service at the beginning of the period, demonstrated by comparable sales growth of approximately 8.2% for the period over period, combined with larger transaction sizes partially due to increased cryptocurrency adoption. Also driving the growth was the additional BTMs installed in early 2022. This resulted in approximately 10% growth of our revenue. The increase in transaction volume from existing kiosk locations was due to the increase in the dollar amount per transaction from our existing user base and an increase in the number of new users transacting at relocated kiosks as well as higher average dollar per transactions.

Revenue disaggregated by revenue stream is as follows for the periods indicated:

	Six Months Ended
	June 30,
(in thousands)	2023	2022	$ Change	% Change

Kiosk Transaction Revenue	$359,942	$317,625	$42,317	13.3%
BDCheckout	601	8	593	NM
OTC	—	2,080	(2,080)	(100.0)%
Company Website	168	71	97	136.6%
Software Services Revenue	288	2,258	(1,970)	(87.2)%
Hardware Revenue	78	349	(271)	(77.7)%

Total	$361,077	$322,391	$38,686	12.0%

BTM Kiosks

Revenue generated by our BTM kiosks increased by approximately $42.3 million, or 13.3%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to an increase in the number of kiosks in service during 2023 and increased user adoption in relocated kiosks as well as higher dollar amount per transactions.

BDCheckout

Our BDCheckout revenue increased by approximately $0.6 million or 7,412.5%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to the fact that we launched our BDCheckout product in June 2022.

OTC

Our OTC revenue decreased by approximately $2.1 million, or 100.0%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily as a result of our decision to discontinue our OTC service in June 2022.

Software Services

Our software services revenue decreased by approximately $2.0 million, or 87.2%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to a decrease in revenues from a significant customer due to a contract termination in August 2022.

Hardware Revenue

Our hardware revenue decreased by approximately $0.3 million, or 77.7%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to sales of hardware to new customers in 2022 that did not re-occur in 2023 due to the change in market conditions.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue (excluding depreciation and amortization) increased by approximately $18.1 million, or 6.2%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to the expansion of our network of kiosks and increase in transaction volume.

The following table sets forth the components of cost of revenue for the periods indicated:

	Six Months Ended
	June 30,
(in thousands)	2023	2022	$ Change	% Change
Cryptocurrency Expenses	$280,854	$262,579	$18,275	7.0%
Floorspace Leases	17,782	20,367	(2,585)	(12.7%)
Kiosk Operations	9,907	7,536	2,371	31.5%

Total of Cost of Revenue	$308,543	$290,482	$18,061	6.2%

Cryptocurrency Expenses

The following table sets forth the components of cryptocurrency expenses in our cost of revenue for the periods indicated:

	Six Months Ended
	June 30,
(in thousands)	2023	2022	$ Change	% Change
Cost of Cryptocurrency - BTM Kiosks	$279,874	$258,763	$21,111	8.2%
Cost of Cryptocurrency - OTC	—	1,958	(1,958)	(100.0)%
Cost of Cryptocurrency - BDCheckout	515	7	508	NM
Software Processing Fees	259	1,727	(1,468)	(85.0)%
Exchange Fees	20	58	(38)	(65.5)%
Mining Fees	177	66	111	168.2%
Software Processing Fee - BDCheckout	9	—	9	100.0%

Cryptocurrency Expenses	$280,854	$262,579	$18,275	7.0%

NM - Not meaningful

Cost of Cryptocurrency includes impairment losses recognized on cryptocurrencies net of any gains recognized from sales of cryptocurrencies on an exchange. Impairment losses of $4.6 million and $5.3 million were offset by gains from the sale of cryptocurrencies on exchange of $0.1 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively.

Cost of Cryptocurrency - BTM Kiosks

Our cost of cryptocurrency related to BTM kiosks increased by approximately $21.1 million, or 8.2%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily as a result of the greater number of kiosks in service during 2023 which was a primary driver in our sales volume, and the increased amount of cryptocurrency sold.

Cost of Cryptocurrency - OTC

Our cost of cryptocurrency related to OTC decreased by approximately $2.0 million, or 100.0%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, as a result of our decision to discontinue our OTC service in June 2022.

Cost of Cryptocurrency - BDCheckout

Our cost of goods sold related to BDCheckout increased by approximately $0.5 million, or 7,257.1% for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was a result of BDCheckout being first introduced in June 2022.

Software Processing fees

Our processing fees decreased by approximately $1.5 million, or 85.0%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The decrease was a result of the decrease in costs from using third-party software as a result of our acquisition of a majority interest in BitAccess in July 2021 and incorporating the BitAccess operating system into our kiosks. Since the acquisition we have begun converting our kiosks to the BitAccess technology which reduced the costs we paid to a third-party software provider for software services.

Exchange Fees

Our exchange fees decreased by approximately $0.03 million, or 65.5%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The decrease was a result of shifting more of our purchasing volume to one liquidity provider for our purchases of Bitcoin, which has a lower cost structure than was previously in place with the prior liquidity provider.

Mining Fees

Mining fees increased by approximately $0.1 million, or 168.2%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was a result of increased mining costs in the industry in 2023.

Floorspace Leases

Our floorspace lease expenses decreased by approximately $2.6 million, or 12.7%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Our lease expenses relate to rents paid to store owners for cancellable floorspace increasing for the period along with the increased numbers of kiosks in operation during 2023.

Kiosk Operations

Our kiosk operations increased by approximately $2.4 million, or 31.5%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Our kiosk operations consisted of armored cash collection, bank fees, software costs, insurance and repair and maintenance. As a result of relocating kiosks, our costs associated with maintaining and operating the kiosks increased accordingly.

Operating expenses

Selling, general and administrative expenses increased by approximately $12.1 million, or 80.9%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. These costs increased primarily due to expenses related to the Merger which as of June 30, 2023 has generated an incremental cost of approximately $6.3 million attributed to legal, accounting and advisory services. Operating expenses were also driven higher by generally higher payroll costs resulting from the significant increase in headcount to support our operations during 2023, along with increased professional services expenses corresponding to the expansion of our operations.

Depreciation and amortization decreased by approximately $3.3 million, or 34.4%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to the refinancing of leases in the second half of 2022 and in Q1 2023.

Other income (expense)

Interest expense increased by approximately $1.3 million, or 21.6%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to the increase in interest expense arising from the significant number of kiosks financed through modifications of finance leases in the first half of 2023. Additionally, the company incurred $0.3 million of interest related to the notes modification in May 2023.

On June 30, 2023, taking into account the completion of the Merger, the PIPE Financing was consummated in which we recognized the difference between the fair value of the Series A Preferred Stock and the fair value of the Subscription Receivable was recognized as an expense at the date of the initial recognition. The expense of $9.2 million also includes $0.9 million of cash fees ($0.6 million paid at the closing of the Merger and $0.3 million due in September 2023).

Liquidity and Capital Resources

On June 30, 2023, we had working capital of approximately ($19.0) million, which included cash and cash equivalents and other current assets of approximately $32.7 million, offset by accounts payable and other current liabilities of approximately $51.7 million. We reported net income of approximately $2.1 million during the six months ended June 30, 2023.

On December 31, 2022, we had working capital of approximately $(6.5) million, which included cash and cash equivalents and other current assets of approximately $40.3 million, offset by accounts payable and other current liabilities of approximately $46.8 million. We reported net income of approximately $3.5 million during the year ended December 31, 2022.

For each of the periods presented in this Quarterly Report on Form 10-Q, approximately 99.8% of our total transaction volume was attributable to transactions in Bitcoin and, as of the date of this Quarterly Report on Form 10-Q, transactions in Bitcoin account for 100% of our transaction volumes. We purchase Bitcoin through a liquidity provider on a just-in-time basis based on expected transaction volumes in order to maintain a balance at a specified amount. Our ability to dynamically rebalance the levels of Bitcoin we hold at any given time based on transaction volumes and the market price of Bitcoin means that there are limited working capital requirements related to our Bitcoin management activities. There are two main cash components of the working capital required in our operations. On the Bitcoin side, we maintain Bitcoin (currently in an amount which, at any given time, is typically less than $0.6 million) in our hot wallets to fulfill orders from users while we are automatically placing orders with liquidity providers and exchanges to replenish the Bitcoin we have sold to users. The second component to working capital is the cash that accumulates in the BTM kiosks. As users insert cash into the BTM kiosks, cash accumulates until armored carriers collect the cash and process it back to our bank accounts. While not required, we typically maintain a variable level of cash in the BTM kiosks at all times. As of June 30, 2023, cash in the BTM kiosks was approximately 20.7% of monthly revenues.

In connection with the closing of the Merger, we had several events impacting our liquidity. These impacts were as follows: we refinanced our note payable and paid down approximately $18.9 million of principal, as well as incurred a $2.3 million exit fee. Additionally, we entered into the PIPE Agreement on June 23, 2023, which has a maximum potential cash payment of up to approximately $12.4 million (inclusive of the $0.4 million fixed payment) that could be payable at the end of the Reference Periods (as defined in the PIPE Agreement). Approximately $6.7 million of accrued transaction costs incurred by GSRM were transferred to the Company to be satisfied over the 18 months following the closing of the Merger. Furthermore, we expect to have increased costs and headcount associated with accounting, finance, public reporting and legal as a result of being a public company.

We believe our existing cash and cash equivalents, together with cash provided by operations, will be sufficient to meet our needs for at least the next 12 months.

Our future capital requirements will depend on many factors including our revenue growth rate, the timing and extent of spending to support research and development efforts and the timing and extent of additional capital expenditures to purchase additional kiosks and invest in the expansion of our products and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, products and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on acceptable terms or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be materially and adversely affected.

Non-GAAP Financial Measures

Adjusted Gross Profit

We define Adjusted Gross Profit (a non-GAAP financial measure) as revenue less cost of revenue (excluding depreciation and amortization) and depreciation and amortization adjusted to add back depreciation and amortization. We believe Adjusted Gross Profit provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Moreover, we have included Adjusted Gross Profit in this Quarterly Report on Form 10-Q because it is a key measurement used internally by management to measure the efficiency of our business. This non-GAAP financial measure should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on U.S. GAAP results and using Adjusted Gross Profit on a supplemental basis. Our computation of Adjusted Gross Profit may not be comparable to other similarly titled measures computed by other companies because not all companies calculate this measure in the same fashion. You should review the reconciliation of Gross Profit to Adjusted Gross Profit below and not rely on any single financial measure to evaluate our business.

The following table presents a reconciliation of revenue to Adjusted Gross Profit for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Revenue	$197,474	$167,867	$361,077	$322,391
Cost of revenue (excluding depreciation and amortization)	(167,242)	(149,213)	(308,543)	(290,482)
Depreciation and amortization	(3,499)	(4,802)	(6,295)	(9,602)

Gross Profit	$26,733	$13,852	$46,239	$22,307
Adjustments:
Depreciation and amortization excluded from cost of revenue	$3,499	$4,802	$6,295	$9,602
Adjusted Gross Profit	$30,232	$18,654	$52,534	$31,909
Gross Profit Margin (1)	13.5%	8.3%	12.8%	6.9%
Adjusted Gross Profit Margin (1)	15.3%	11.1%	14.5%	9.9%

(1)	Calculated as a percentage of revenue.

Adjusted EBITDA

We define Adjusted EBITDA (a non-GAAP financial measure) as net income before interest expense, tax expense, depreciation and amortization, non-recurring expenses and miscellaneous cost adjustments.

The below items are excluded from Adjusted EBITDA because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, not driven by core results of operations and renders comparisons with prior periods and competitors less meaningful. We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Moreover, we have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measurement used internally by management to make operating decisions, including those related to operating expenses, evaluate performance and perform strategic and financial planning. However, you should be aware that when evaluating Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. The presentation of this measure should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Further, this non-GAAP financial measure should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on U.S. GAAP results and using Adjusted EBITDA on a supplemental basis. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because not all companies calculate this measure in the same fashion. You should review the reconciliation of net income to Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table presents a reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Net (loss) income	$(4,006)	$4,137	$2,075	$764
Adjustments:
Interest expense	4,404	2,947	7,351	6,044
Income tax expense (benefit)	(692)	80	(1,314)	392
Depreciation and amortization	3,499	4,802	6,295	9,602
Expense related to the PIPE transaction (1)	9,597	—	9,597	—
Non-recurring expenses (2)	2,745	904	5,174	1,389
Special bonus (3)	3,915	—	3,915	—
Expenses associated with the termination of the Phantom Equity Participation Plan	350	—	350	—

Adjusted EBITDA	$19,812	$12,870	$33,443	$18,191

(1)	Amount includes the recognition of a non-cash expense of $9.0 million related to the PIPE transaction.
(2)	Comprised of non-recurring professional service expenses.
(3)	Amount includes (A) Transaction bonus and related taxes to employees of approximately $3.0 million and (B) Founder Transaction bonus of approximately $1.6 million.

Sources of Liquidity

Term Loan

On December 21, 2020, we entered into a credit agreement among Bitcoin Depot Operating LLC (“BT OpCo”), as borrower, BT Assets, as guarantor, the subsidiary guarantors party thereto, the financial institutions and institutional investors from time to time party thereto, as lenders, and Silverview Credit Partners, LP, as administrative agent (the “Credit Agreement”) which provided for (i) initial term loans in an aggregate principal amount of $25.0 million, comprised of two $12.5 million tranches and (ii) a $15.0 million delayed draw term loan facility. In 2021, we utilized the delayed draw term loan facility in the full amount of $15.0 million, and on June 30, 2022, we amended the Credit Agreement to add a new $5.0 million tranche 3 term loan. The Term Loan is guaranteed by BT Assets and all of our subsidiaries and is collateralized by substantially all of our assets and certain of our subsidiaries. As of June 30, 2023 and December 31, 2022, the amount owed under the Term Loan totaled approximately $22.5 million and $39.4 million, respectively.

Borrowings under the Term Loan bear interest at a rate of 15.0% per annum. The tranche 1 term loan matures on December 15, 2023, and the tranche 2 term loan, Tranche 3 Loan and Delayed Draw Loan mature on December 15, 2024. We are required to make monthly interest payments and fixed principal payments every six months. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type, including compliance with a minimum cash balance of $2.5 million, a minimum consolidated cash interest coverage ratio of 1.75 to 1.00, and a maximum consolidated total leverage ratio of 2.50 to 1.00. As of December 31, 2022, and June 30, 2023, we were in compliance with all financial covenants.

In May 2023, we entered into a contingent amendment to our Term Loan whereby the interest rate increased to 20% per annum from February 15, 2023 through August 15, 2023, contingent upon the closing of the Merger to allow for a negotiation of the repayment schedule. Additionally, a catch-up payment of $0.3 million for additional interest from February 15, 2023 through March 31, 2023, to be made by May 15, 2023. See Note 18 to our unaudited consolidated financial statements as of March 31, 2023 and 2022, respectively, included elsewhere in this proxy statement for additional information.

The proceeds of the borrowings under the Term Loan were used to fund the acquisition of BitAccess and expand headcount to support additional kiosks brought online.

On June 23, 2023, we amended and restated our credit agreement with our lender. Under the Amended and Restated Credit Agreement, we borrowed $20.8 million which is subject to an annual interest at a rate of 17% per annum. We are required to make monthly interest payments and fixed principal payments every six months beginning on December 15, 2023 through June 15, 2026. The note matures on June 23, 2026, at which time, any outstanding principal balance and any accrued interest become due. The note is collateralized by substantially all of our assets and is guaranteed by BT Assets, Inc., Mintz Assets, Inc., Express Vending, Inc., Intuitive Software, LLC, Digital Gold Ventures, Inc. and BitAccess Inc. We are subject to certain financial covenants contained in the note, which require us to maintain certain cash balances, a minimum consolidated cash interest coverage ratio, and a maximum consolidated total leverage ratio, in addition to customary administrative covenants.

In connection with the Amended and Restated Credit Agreement, the Company repaid approximately $16.4 million of the outstanding principal balance, refinanced $20.8 million of the outstanding principal balance and paid an exit fee of $2.3 million.

PIPE Financing

On June 23, 2023, we entered into the PIPE Agreement with Lux Vending, LLC dba Bitcoin Depot and the subscribers set forth therein (each, a “Subscriber” and collectively, the “PIPE Subscribers”), pursuant to which, among other things, on the date of, and substantially concurrently with, the the closing of the Merger, we issued and sold to the PIPE Subscribers in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act, shares of Series A Preferred Stock which are initially convertible into shares of Class A common stock on a one-for-one basis, representing an aggregate of 4,300,000 shares of Class A common stock on an as-converted basis. The PIPE Financing, together with the PIPE Non-Redemption (as defined below), represents gross proceeds of up to approximately $50 million (excluding premiums and reimbursements and subject to reduction, as described below) in the form of cash proceeds from the PIPE Financing or funds in the Trust Account in respect of the PIPE Non-Redemption. The rights and preferences of the Series A Preferred Stock are set forth in a certificate of designation that was filed with the Secretary of State of the State of Delaware in connection with the the closing of the Merger. Each share of Series A Preferred Stock (i) ranks senior to our common stock with respect to dividends, distributions, redemptions and payments upon liquidation or dissolution, (ii) is entitled to participate in any distributions or dividends made to holders of Class A common stock, (iii) does not have voting rights (other than in relation to amendments to the certificate of designation itself or as required by the DGCL), (iv) is initially convertible at any time at the election of the holder into one share of Class A common stock, subject to accrued and unpaid dividends, if any, and (v) is entitled to customary anti-dilution protections. In connection with and as part of these subscriptions, the PIPE Subscribers agreed to instruct the transfer agent to not redeem 700,000 shares of Class A common stock at or prior to 5:00 p.m. Eastern Daylight time, two (2) business days before June 28, 2023 (the

“Redemption Deadline” and such non-redemption, the “PIPE Non-Redemption”). Excluding $7.0 million that was released to the Company at the closing of the Merger, the proceeds of the PIPE Financing are initially held by the PIPE Subscribers, subject to release to us or retention by the PIPE Subscribers as described below. The amount of PIPE Financing proceeds to be released to us or retained by the PIPE Subscribers will be determined during six Reference Periods (as defined in the PIPE Agreement). The amount to be released or retained in any Reference Period will be based on (a) the amount of proceeds held by the PIPE Subscribers at the outset of each Reference Period; (b) the value of approximately one sixth of the Class A common stock attributable to the PIPE Financing observed during the Reference Period (based on the arithmetic average of the volume weighted average price on each VWAP Trading Day (as defined in the PIPE Agreement) of the Reference Period or, in certain circumstances, a Qualifying Private Bid Price (as defined in the PIPE Agreement) or an Adjusted Settlement Price (as defined in the PIPE Agreement)) relative to specified hurdle prices; and (c) a Minimum Retention Amount (as defined in the PIPE Agreement) representing amounts to be retained in respect of the remaining Reference Periods based on certain specified hurdle prices. The retention or release of funds in respect of each reference period shall be subject to certain conditions being satisfied, including an effective resale registration statement being available for use by the PIPE Subscribers. In certain circumstances, we may be required to make a Deficiency payment (as defined in the PIPE Agreement) to the PIPE Subscribers. Accordingly, the aggregate amount of proceeds to be released to us (if any) will be highly dependent on the value of the Class A common stock during the Reference Periods. The PIPE Subscribers are also entitled to premiums under the PIPE Agreement. In certain circumstances, the above-described Reference Periods may be altered at the sole discretion of the PIPE Subscribers, including but not limited to in the event the volume-weighted average price of the Class A common stock trades at prices below certain thresholds specified in the PIPE Agreement. The PIPE Agreement contains customary representations and warranties and agreements of us and the PIPE Subscribers, among others, and customary indemnification rights and obligations of the parties. The representations and warranties of each party set forth in the PIPE Agreement have been made solely for the benefit of the other parties to the PIPE Agreement, and such representations and warranties should not be relied on by any other person. Furthermore, the PIPE Agreement could result in a potential payment by the Company of up to $12.1 million in Deficiency payments (as defined in the PIPE Agreement), which may occur in the event of the share price decreasing past certain thresholds on a cumulative basis over the life of the PIPE Agreement, as well as a fixed payment of the $350,000 Second Option Premium (as defined in the PIPE Agreement).

Kiosk Financing Transactions

We have finance leases with our kiosk suppliers that expire on various dates through March 2026. Such leases are financed by third parties, none of which are our suppliers. The finance leases were used to fund the purchase of 6,404 kiosks, for a total financed amount of approximately $35.6 million at a weighted average discount rate of 17.6% as of June 30, 2023. Our finance lease agreements are for two or three-year terms and include various options to either renew the lease or exercise an option to purchase (which, in some cases, is a bargain purchase option) the equipment at the end of the term. As of June 30, 2023, the weighted average life remaining on the finance leases was approximately 1.88 years. The outstanding total lease liability balance of approximately $13.1 million as of June 30, 2023, is recorded within Current portion of obligations under finance lease and Obligations under finance lease, net of current portion.

Cash Flows

The following table presents the sources of cash and cash equivalents for the periods indicated:

	Six Months Ended
	June 30,
	2023	2022
Cash provided by operating activities	$26,599	$11,122
Cash provided (used) by investing activities	$(18)	$(700)
Cash provided (used) by financing activities	$(36,727)	$(10,352)

Net increase (decrease) in cash and cash equivalents (1)	$(10,125)	$(164)

(1)	Includes effect of exchange rate changes on cash.

Operating Activities

Cash provided by operating activities was approximately $26.6 million and $11.1 million for the six months ended June 30, 2023, and 2022, respectively. The increase in cash provided by operating activities was primarily the result of non-cash adjustments and the change in accounts payable, and revenue growth resulting from the expansion of the network of BTMs. Additionally, operating cash flows were impacted by the increase from non-cash changes of $9.2 million from the PIPE Financing and a $7.0 million increase in accrued expenses.

Investing Activities

Cash used in investing activities was $0.02 million and $0.7 million for the six months ended June 30, 2023, and 2022, respectively. The decrease in cash used in investing activities was primarily as a result of no additional purchases or finance leases for BTM kiosk during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Financing Activities

Cash used in financing activities of $36.7 million and $10.4 million for the six months ended June 30, 2023 and 2022, respectively. The increase in net cash used in financing activities was due to proceeds from additional borrowings of $5.0 million during the six months ended June 30, 2022 that did not occur during the six months ended June 30, 2023, and lower principal payments on finance leases of $6.7 million compared to $8.4 million during the six months ended June 30, 2023 and 2022, respectively, offset by higher principal payments on note payable of $18.9 million as compared to $1.6 million during the six months ended June 30, 2023 and 2022, respectively. Additionally, there was a $7.5 million increase in distributions during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Commitments and Contractual Obligations

As of June 30, 2023, the aggregate amount of our operating and finance lease obligations was approximately $20.2 million. As of June 30, 2023, we had no open purchase orders for kiosks.

See Note 12 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our note payable.

See Note 21 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our leases.

See Note 22 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our material commitments and contingencies.

Summary of Critical Accounting Policies and Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Estimates are used for, but not limited to, valuation of current and deferred income taxes, the determination of the useful lives of property and equipment, recoverability of intangible assets and goodwill, fair value of long-term debt, present value of lease liabilities and right of use assets, assumptions and inputs for fair value measurements used in business combinations, impairments of cryptocurrency, and contingencies, including liabilities that we deem are not probable of assertion. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. The critical accounting policies should be read in connection with the discussion of significant accounting policies included in the notes of the consolidated financial statements. Except with respect to the following additional critical accounting policies in connection with the Business Combination, refer to discussion of the Company’s critical accounting policies, in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Current Report on Form 8-K, which was filed with the SEC on July 7, 2023.

Our financial position, results of operations and cash flows are impacted by the accounting policies we have adopted. To get a full understanding of our financial statements, one must have a clear understanding of the accounting policies employed. A summary of our critical accounting policies follows:

Cryptocurrencies

Cryptocurrencies are a unit of account that functions as a medium of exchange on a respective blockchain network, and a digital and decentralized ledger that keeps a record of all transactions that take place across a peer-to-peer network. Our cryptocurrencies were primarily comprised of Bitcoin, LTC, and ETH for the periods presented and are collectively referred to as “cryptocurrencies” in the consolidated financial statements. We primarily purchase cryptocurrencies to sell to customers.

We account for cryptocurrencies as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other, and they are recorded on our consolidated Balance Sheets at cost, less any impairments. We have control and ownership over our cryptocurrencies which are stored in both our proprietary hot wallet and hot wallets hosted by a third party, BitGo, Inc.

The primary purpose of our operations is to buy and sell Bitcoin using the BTM kiosk network and other services. We do not engage in broker-dealer activities. We use various exchanges and liquidity providers to purchase, liquidate and manage our Bitcoin positions; however, this does not impact the accounting for these assets as intangible assets.

Impairment

Because our cryptocurrencies are accounted for as indefinite-lived intangible assets, the cryptocurrencies are tested for impairment annually or more frequently if events or changes in circumstances indicate it is more likely than not that the asset is impaired in accordance with ASC 350. We have determined that a decline in the quoted market price below the carrying value at any time during the assessed period is viewed as an impairment indicator because the cryptocurrencies are traded in active markets where there are observable prices. Therefore, the fair value is used to assess whether an impairment loss should be recorded. If the fair value of the cryptocurrency decreases below the initial cost basis, or the carrying value, at any time during the assessed period, an impairment charge is recognized at that time in cost of revenue (excluding depreciation and amortization). After an impairment loss is recognized, the adjusted carrying amount of the cryptocurrency becomes our new accounting basis and this new cost basis will not be adjusted upward for any subsequent increase in fair value. For the purposes of measuring impairment on our cryptocurrencies, we determine the fair value of our cryptocurrency on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that we have determined is our principal market (Level 1 inputs).

We purchase cryptocurrencies, which are held in our hot wallets, on a just in time basis to facilitate sales to customers and mitigate exposure to volatility in cryptocurrency prices. We sell our cryptocurrencies to our customers from our BTM Kiosks, OTC and BDCheckout locations in exchange for cash, for a prescribed transaction fee applied to the current market price of the cryptocurrency at the time of the transaction, plus a predetermined markup. When the cryptocurrency is sold to customers, we relieve the adjusted cost basis of our cryptocurrency, net of impairments, on a first-in, first-out basis within cost of revenue (excluding depreciation and amortization). In the fourth quarter of 2022, we discontinued the sale of ETH and LTC to our customers.

During the year ended December 31, 2021, we purchased quantities of cryptocurrencies in excess of expected sales that were subsequently sold to customers, sold on exchange or distributed to the Member. Upon disposition, we relieved the adjusted cost basis (net of impairments) of the cryptocurrencies with any gains recorded to cost of revenue (excluding depreciation and amortization).

The related cash flows from purchases and sales of cryptocurrencies are presented as cash flows from operating activities on the consolidated Statements of Cash Flows.

Goodwill and intangible assets, net

Goodwill represents the excess of the consideration transferred over the estimated fair value of the acquired assets, assumed liabilities, and any non-controlling interest in the acquired entity in a business combination. We test for impairment at least annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated primarily through the use of a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. The company performs their annual test for impairment as of December 31 at the reporting unit level.

As a result of the acquisition of BitAccess in July 2021, we determined we had two reporting units. In August 2022, we terminated a significant BitAccess customer contract and determined that the termination of a significant customer was a triggering event requiring an assessment of impairment of both the acquired intangible assets and goodwill as of the date of the termination. In addition, as a result of the migration of our BTM kiosks onto the BitAccess platform and the integration of BitAccess operations and processes into our core operations, we re-assessed our reporting unit determination and concluded there was one reporting unit subsequent to the triggering event. As a result of the triggering event and reporting unit re-organization, we performed an impairment test of our acquired intangible assets and goodwill both before and after the re-organization based on the methodology described above. Based on these events, no impairment was determined as of the triggering event date.

For purposes of performing our annual impairment test, we evaluated the recoverability of our goodwill using the consolidated cash flows of the single reporting unit to determine if our goodwill and intangible asset were impaired as of December 31, 2022 in accordance with the methodology described above. There were no triggering events identified during the three months ended March 31, 2023 or March 31, 2022.

Intangible assets, net consist of tradenames, customer relationships, and software applications. Intangible assets with finite lives are amortized over their estimated lives and evaluated for impairment when an event or change in circumstances occurs that warrants such a review. Management periodically evaluates whether changes to estimated useful lives of intangible assets are necessary to ensure our estimates accurately reflect the economic use of the related intangible assets.

Revenue Recognition

BTM Kiosks, BDCheckout and OTC

Revenue is principally derived from the sale of cryptocurrencies at the point-of-sale on transactions initiated by customers. These customer-initiated transactions are governed by terms and conditions agreed to at the time of each point-of-sale transaction and do not extend beyond the transaction. We charge a fee at the transaction level. The transaction price for the customer is the price of the cryptocurrency, which is based on the exchange value at the time of the transaction plus a markup, and a nominal flat fee. The exchange value is determined using real-time exchange prices and the markup percentage is determined by us and depends on the current market, competition, the geography of the location of the sale, and the method of purchase.

Our revenue from contracts with customers is principally comprised of a single performance obligation to provide cryptocurrencies when customers buy cryptocurrencies at a BTM kiosk, through BDCheckout or directly via an over-the-counter (OTC) trade. BDCheckout sales are similar to sales from BTM kiosks, in that customers buy cryptocurrencies with cash; however, the BDCheckout transactions are completed at the checkout counter of retail locations, initiated using the Bitcoin Depot mobile app instead of through the BTM kiosks. OTC sales are initiated and completed through our website. Regardless of the method by which the customer purchases the cryptocurrency, we consider our performance obligation satisfied when control of the cryptocurrency is transferred to the customer, which is at the point in time the cryptocurrency is transferred to the customer’s cryptocurrency wallet and the transaction is validated on the blockchain.

The typical process time for our transactions with customers is 30 minutes or less. At period end, for reasons of operational practicality, we apply an accounting convention to use the date of the transaction, which corresponds to the timing of the cash received, for purposes of recognizing revenue. This accounting convention does not result in materially different revenue recognition from using the time the cryptocurrency has been transferred to the customer’s wallet and the transaction has been validated on the blockchain.

In a limited number of BTM kiosks, we have the technology to allow customers the ability to sell their cryptocurrencies to us. In these limited cases, we receive the customer’s cryptocurrencies in our hot wallet, and the kiosk dispenses USD to the selling customer. Because all orders are processed within a very short time frame (typically within minutes), no orders are pending when the customer receives cash upon completion of the transaction at the kiosk. Revenue is recognized at the time when the cash is dispensed to the customer. The cryptocurrencies received are initially accounted for at cost and reflected in cryptocurrencies on the consolidated Balance Sheet, net of impairments.

Software Services

As a result of the acquisition of BitAccess Inc. in July 2021, we also generate revenue from contracts with third-party BTM operators to provide software services that enables these customers to operate their own BTM kiosks and facilitate customer cash-to-cryptocurrency transactions. In exchange for these software services, we earn a variable fee equal to a percentage of the cash value of the transactions processed by the kiosks using the software during the month, paid in Bitcoin. We have determined that the software services are a single performance obligation to provide continuous access to the transaction processing system that is simultaneously provided to and consumed by the customer and represents a single, series performance obligation. Each day of the service periods comprises a distinct, stand-ready service that is substantially the same and with the same pattern of transfer to the customer as all the other days. We allocate the variable service fees earned to each distinct service period on the basis that (a) each variable service fee earned relates specifically to the entity’s efforts to provide the software services during that period and (b) allocation of the variable fee entirely to the distinct period in which the transaction giving rise to the fee occurred is consistent with the allocation objective in ASC 606. Accordingly, we allocate and recognizes variable software services revenue in the period in which the transactions giving rise to the earned variable fee occur.

BitAccess also generates revenue by selling kiosk hardware to BTM operators in exchange for cash. Hardware revenue is recognized at a point-in-time when the hardware is shipped to the customer and control is transferred to the customer. When customers pay in advance for the kiosk hardware, we record deferred revenue until the hardware is delivered and control is transferred to the customer. Hardware and software services are generally sold separately from each other and are distinct from each other.

We have considered whether our contracts with BitAccess customers for software services are themselves derivative contracts or contain an embedded derivative in accordance with ASC 815—Derivatives and Hedging, because we elect to receive Bitcoin as payment for these software fees. We have determined that the contracts are not themselves derivative contracts in their entirety but do contain an embedded derivative for the right to receive the USD denominated receivable in Bitcoin as settlement. Due to the immaterial amount of Bitcoin not received as settlement of receivables from customers at each month end and because the fair value of the embedded derivative was determined to be de minimis, we have not separately disclosed the fair value of the embedded derivative in our consolidated financial statements.

Cost of Revenue (excluding depreciation and amortization)

Our cost of revenue consists primarily of direct costs related to selling cryptocurrencies and operating our network of kiosks. The cost of revenue (excluding depreciation and amortization) caption includes cryptocurrency expenses, floorspace expenses, and kiosk operations expenses.

Cryptocurrency expenses

Cryptocurrency expenses include the cost of cryptocurrencies, fees paid to obtain cryptocurrencies, impairment of cryptocurrencies, gains on sales of cryptocurrencies on exchange, fees paid to operate the software on the BTM kiosks, and fees paid to transfer cryptocurrencies to customers.

Floor lease expenses

Floorspace lease expenses include lease expense related to retail locations for our kiosks.

Kiosk Operations expenses

Kiosk operations expenses include the cost of kiosk repair and maintenance and the cost of armored trucks to collect and transport cash deposited into the BTM kiosks.

We present cost of revenue in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss) exclusive of depreciation related to BTM kiosks and amortization of intangible assets related to software applications, tradenames and customer relationships.

Accounting for PIPE Financing, including Subscription Receivable

Concurrently with the closing of the Business Combination, the Company entered into the PIPE Financing for which the Subscribers purchased 4,300,000 shares of Series A Preferred Stock in exchange for a subscription receivable (“Subscription Receivable”). As described in Note 4 of consolidated financial statements, the Subscription Receivable represents a hybrid financial instrument comprising a subscription receivable and an embedded derivative. The host subscription receivable was recognized at its initial fair value of $5.6 million. The embedded derivative represents a net cash settled forward contract with a value that is indexed to the trading price of the Company’s Class A Common Stock. The derivative will be carried at its fair value with changes in fair value recognized in earnings.

The Series A Preferred Stock was recorded at fair value of $13.9 million. The excess of the fair value the Series A Preferred Stock over the fair value of the Subscription Receivable was deemed to reflect the minimum return promised to the Subscribers, and therefore the Company determined that the difference between the fair value the Series A Preferred Stock and the fair value of the Subscription Receivable, along with certain fees, should be recognized as an expense at the date of the initial recognition. The Company recognized an expense of $9.2 million during the three months ended June 30, 2023, which is included within other (expense) income on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Further changes in the fair value of the embedded derivative could be material and key fair value inputs are determined based on the underlying trading price of the Company’s Class A Common Stock and the related terms of the Subscription Agreement.

Tax Receivable Agreement Liability

As described in Note 16 to the Consolidated Financial Statements, the Company is party to the Tax Receivable Agreement under which we are generally required to pay BT Assets 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign income taxes that we realize. The Company recognized a liability under the Tax Receivable Agreement of approximately $0.8 million in connection with the Business Combination. This amount does not take into account any future exchanges of BT HoldCo Common Units by BT Assets pursuant to the BT HoldCo Amended and Restated Limited Liability Company Agreement. The future amounts payable, as well as the timing of any payments, under the Tax Receivable Agreement are dependent upon significant future events and estimates, which are described in further detail under the Related Party Transactions Section below.

Commitments and Contingencies

We assess legal contingencies in accordance with ASC 450—Contingencies and determines whether a legal contingency is probable, reasonably possible or remote. When contingencies become probable and can be reasonably estimated, we record an estimate of the probable loss. When contingencies are considered probable or reasonably possible but cannot be reasonably estimated, we disclose the contingency when the probable or reasonably possible loss could be material.

Litigation

From time to time in the regular course of our business, we are involved in various lawsuits, claims, investigations and other legal matters. Except as noted below, there are no material legal proceedings pending or known by us to be contemplated to which we are a party or to which any of our property is subject to.

We believe that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses that are reasonably estimable. These contingencies are subject to significant uncertainties and we are unable to estimate the amount or range of loss, if any, in excess of amounts accrued. We do not believe that the ultimate outcome of these actions will have a material adverse effect on our financial condition but could have a material adverse effect on our results of operations, cash flows or liquidity in a given quarter or year.

Leases

We adopted Topic 842 effective January 1, 2022 using the modified retrospective transition approach. We have utilized the effective date transition method and accordingly is not required to adjust our comparative period financial information for effects of Topic 842. We have elected to adopt practical expedients which permits us to not reassess our prior conclusions about lease identification, lease classification and initial direct costs under the new standard. We elected not to recognize right of use (“ROU”) assets and lease liabilities for leases with terms of 12 months or less at lease commencement and do not include an option to purchase the underlying asset that we are reasonably certain to exercise. We determine if an arrangement is a lease, or contains a lease, at inception of a contract and when the terms of an existing contract are changed. We recognize a lease liability and an ROU asset at the commencement date of each lease. For operating and finance leases, the lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date. The lease liability is subsequently measured at amortized cost using the effective interest method. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before lease commencement date, plus any initial direct costs incurred less any lease incentives received. Variable payments are included in the future lease payments when those variable payments depend on an index or a rate. The discount rate is the implicit rate, if it is readily determinable, or our incremental borrowing rate. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms and in a similar economic environment. We recognize lease costs associated with short-term leases on a straight-line basis over the lease term. When contracts contain lease and nonlease components, we account for both components as a single lease component.

On adoption, we recognized operating lease liabilities of $617,491 with corresponding ROU assets of $383,723 which is the net of operating lease liabilities on adoption and deferred rent liability of $233,768 at January 1, 2022. As part of the Topic 842 adoption, we reclassified existing capital lease obligations, to finance lease obligations which are presented as current installments of obligations under finance leases and obligation under leases, non-current on the consolidated Balance Sheets. There was no impact on the Statements of Changes in Member’s Equity for the adoption of Topic 842.

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Standards

Accounting Pronouncement Adopted

In October 2021, the Financial Accounting Standards Board (the “FASB”) issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination as if the acquiring entity had originated the contracts. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted this accounting standard effective January 1, 2023 with no impact on the consolidated financial statements.

Accounting Pronouncement Pending Adoption

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies that contractual sale restrictions are not considered in measuring fair value of equity securities and requires additional disclosures for equity securities subject to contractual sale restrictions. The standard is effective for public companies for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is still assessing the impact if any, on the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in cryptocurrency prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures.

Foreign Currency Exchange Rate Risk

Certain of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates on cash residing in the kiosks. We have not historically hedged our translation risk on foreign currency exposure, but we may do so in the future. For the three months ended June 30, 2023, and for the year ended December 31, 2022, currency exchange rate fluctuations had an insignificant impact on our consolidated revenues.

Generally, the functional currency of our various subsidiaries is their local currency except BitAccess whose functional currency is USD. We are exposed to currency fluctuations on transactions that are not denominated in the functional currency. Gains and losses on such transactions are included in determining net income for the period. We may seek to mitigate our foreign currency risk through timely settlement of transactions and cash flow matching, when possible. For the three months ended June 30, 2023 and for the year ended December 31, 2022, our transaction gains and losses were insignificant.

We are also affected by fluctuations in exchange rates on our investments in foreign operations. Relative to our net investment in foreign operations, the assets and liabilities of subsidiaries whose functional currency is a foreign currency are translated at the period end rate of exchange. The resulting translation adjustment is recorded as a component of other comprehensive income and is included in member’s equity.

Adoption and Market Price of Cryptocurrency

Our business is dependent on the broader use and adoption of Bitcoin, which can to an extent be impacted by the spot price of the cryptocurrency we sell. Bitcoin is our sole cryptocurrency offering. Bitcoin represents 99% of our total transaction volume for the three months ended June 30, 2023, with the remaining cryptocurrencies accounting for the remaining less than 1% of transaction volume. As the adoption of cryptocurrency continues to grow for the general public, we expect continued growth from our addressable market. The prices of cryptocurrencies, including the cryptocurrencies we sell, have experienced substantial volatility, and high or low prices may have little or no relationship to identifiable market forces, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation and media reporting. Bitcoin (as well as other cryptocurrency) may have value based on various factors, including their acceptance as a means of exchange by consumers and producers, scarcity, and market demand.

Equipment Costs

The cost of new kiosks can be impacted significantly by inflation, supply constraints, and labor shortages, and could be significantly higher than our fair value for new kiosks. As a result, at times, we may obtain kiosks or other hardware from third parties at higher prices, to the extent they are available.

Competition

In addition to factors underlying kiosk business growth and profitability, our success greatly depends on our ability to compete. The markets in which we compete are highly competitive, and we face a variety of current and potential competitors that may have larger and more established customer bases and substantially greater financial, operational, marketing, and other resources than we have. The digital financial system is highly innovative, rapidly evolving, and characterized by healthy competition, experimentation, changing customer needs, frequent introductions of new products, and subject to uncertain and evolving industry and regulatory requirements. We expect competition to intensify as existing and new competitors introduce new products and services or enhance existing ones. We compete against a number of companies operating both within the United States and abroad, including traditional financial institutions, financial technology companies and brokerage firms that have entered the cryptocurrency market in recent years, digital and mobile payment companies offering overlapping features targeted at our users, and companies focused on cryptocurrencies. To stay competitive in the evolving digital financial system, both against new entrants into the market and existing competitors, we anticipate that we will have to continue to offer competitive features and functionalities and keep up with technological advances at fair prices to our users relative to our competitors.

Item 4.	Controls and Procedures

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the preparation of the Company’s consolidated financial statements as of December 31, 2022, management identified material weaknesses in its internal control over financial reporting. The material weaknesses had not been remediated as of June 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The material weaknesses identified related to (i) the fact that the Company did not have formalized system of internal control over financial reporting in place to ensure that risks are properly assessed, controls are properly designed and implemented and internal controls are properly monitored and functioning, (ii) the Company’s reliance on IT systems and the use of service organizations to initiate, process, and record transactions, for which it did not evaluate or test the respective control objectives and data provided by the service organizations, and did not maintain a sufficient complement of formally documented general IT controls over access, segregation of duties, security, and change management, (iii) the Company’s lack of technical accounting resources to analyze and apply technical accounting considerations, (iv) the Company having insufficient controls in place to prevent potential unauthorized activity related to cryptocurrencies, and (v) an ineffective review over the consolidation process. Management has concluded that these material weaknesses arose because, as a private company (prior to the closing of the Merger), the Company did not have the necessary business processes, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

Effective internal controls are necessary to provide reliable financial reports and prevent fraud, and material weaknesses could limit the ability to prevent or detect a misstatement of accounts or disclosures that could result in a material misstatement of annual or interim financial statements. To address the material weaknesses, the Company will need to add personnel as well as implement additional financial reporting processes and related internal controls. Management intends to continue to take steps to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting personnel, further enhancing their accounting processes and risk assessment, and by designing, implementing and monitoring the respective controls. Management will not be able to fully remediate these material weaknesses until these steps have been completed and the controls have been operating effectively for a sufficient period of time. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects or that the actions that management may take in the future will be sufficient to remediate the control deficiencies that led to the material weaknesses in internal control over financial reporting or that they will prevent or detect potential future material weaknesses. The Company’s current controls and any new controls that management develops may become inadequate because of changes in conditions in the business and weaknesses in disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm the operating results or cause the Company to fail to meet the reporting obligations and may result in a restatement of the Company’s financial statements for prior periods.

The Company’s independent registered public accounting firm is not required to attest to the effectiveness of the internal control over financial reporting until after the Company is no longer an “emerging growth company” as defined in the JOBS Act. At such time, the Company’s independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which the internal control over financial reporting is documented, designed or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of the internal control over financial reporting required to be included in Bitcoin Depot’s periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in Bitcoin Depot’s reported financial and other information, which would likely have a negative effect on the trading price of the Class A common stock. In addition, we will not be able to continue to be listed on Nasdaq, which could have an adverse effect on the liquidity of your investment.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -

OTHER INFORMATION

Item 1.	Legal Proceedings

On January 13, 2023, Canaccord Genuity Corp. (“Canaccord”) commenced proceedings against Lux Vending, LLC and Bitcoin Depot Operating LLC (collectively, for purposes of this paragraph, “Lux Vending”) in the Ontario Superior Court of Justice (the “Canaccord Claim”). The Canaccord Claim asserts that Canaccord is entitled to $22.3 million in fees alleged to be payable for breach of contract upon the closing of an alleged transaction pursuant to a previously terminated engagement letter between Lux Vending and Canaccord under which Canaccord was to provide certain financial advisory services. The claim also seeks an award for legal and other costs relating to the proceeding. Lux Vending denies the allegations made against it and intends to vigorously defend against them. The range of potential loss related to the identified claim is between $0 and the $22.3 million, the amount of damages that Canaccord is seeking in the lawsuit. The additional costs mentioned in the claim are not able to be estimated at this time. Apart from the initial exchange of pleadings, as of June 30, 2023, no further steps have been taken in the proceeding.

We are also party to various other legal proceedings and claims in the ordinary course of our business. We believe these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A.	Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including our unaudited consolidated financial statements and notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q before deciding to invest in our securities. Although we have organized risks generally according to these categories in the discussion below, many of the risks may have ramifications in more than one category. These categories, therefore, should be viewed as a starting point for understanding the significant risks we face and not as a limitation on the potential impact of the matters discussed. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to our Business and Industry

Our transaction volume may be partially dependent on the prices of Bitcoin we sell, which can be volatile. If such prices decline, the volume of user transactions could decrease and our business, operating results, and financial condition would be adversely affected.

We generate substantially all of our revenue from the cash paid by customers to purchase Bitcoin from our kiosks. The number of user transactions and our transaction volumes may be partially dependent on the prices of Bitcoin, as well as the associated demand for buying, selling and trading Bitcoin, which can be and historically have been volatile. If such prices decline, the number of user transactions or our transaction volumes could decrease. As such, any such declines, or any declines in the price of Bitcoin or market liquidity for cryptocurrency generally, may result in lower total revenue to us. For example, from January 1, 2020 through November 2021, the trading price of Bitcoin appreciated significantly, from a low of approximately $3,800 per Bitcoin in March 2020, to a high of approximately $68,900 per Bitcoin in November 2021 (an all-time-high). Since then, the price of Bitcoin has traded down to approximately $30,500 per Bitcoin as of June 30, 2023. The price and trading volume of any cryptocurrency, including Bitcoin, is subject to significant uncertainty and volatility, depending on a number of factors, including:

•	market conditions of, and overall sentiment towards, cryptocurrency;

•	changes in liquidity, market-making volume, and trading activities;

•	trading activities in cryptocurrency, including on other cryptocurrency platforms worldwide, many of which may be unregulated, and may include manipulative activities;

•	investment and trading activities of highly active retail and institutional users, speculators, miners, and investors;

•

the speed and rate at which cryptocurrency is able to gain adoption as a medium of exchange, utility, store of value, consumptive asset, security instrument, or other financial assets worldwide, if at all;

•	changes in user and investor confidence in cryptocurrency and cryptocurrency platforms;

•	negative publicity and events relating to the digital financial system;

•	unpredictable social media coverage or “trending” of, or other rumors and market speculation regarding cryptocurrency;

•	the ability for cryptocurrency to meet user and investor demands;

•	the functionality and utility of cryptocurrency and its associated ecosystems and networks, including cryptocurrency designed for use in various applications;

•	retail user preferences and perceived value of cryptocurrency and cryptocurrency markets;

•	increased competition from other payment services or cryptocurrency for which we do not sell that exhibit better speed, security, scalability, or other characteristics;

•	regulatory or legislative changes and updates affecting the digital financial system;

•	the characterization of cryptocurrency under the laws of various jurisdictions around the world;

•	the adoption of unfavorable taxation policies on cryptocurrency investments by governmental entities;

•	the maintenance, troubleshooting, and development of the blockchain networks underlying cryptocurrency, including by miners, validators, and the development community;

•	the ability for cryptocurrency networks to attract and retain miners or validators to secure and confirm transactions accurately and efficiently;

•

legal and regulatory changes affecting the operations of miners and validators of blockchain networks, including limitations and prohibitions on mining activities, or new legislative or regulatory requirements as a result of growing environmental concerns around the use of energy in mining cryptocurrency, including Bitcoin, and other proof-of-work mining activities;

•	ongoing technological viability and security of cryptocurrency and its associated smart contracts, applications and networks, including vulnerabilities against hacks and scalability;

•	fees and speed associated with processing cryptocurrency transactions, including on the underlying blockchain networks and on cryptocurrency platforms;

•	financial strength of market participants;

•	the availability and cost of funding and capital;

•	interruptions in service from or failures of major cryptocurrency platforms;

•	availability of an active derivatives market for various cryptocurrencies;

•	availability of banking and payment services to support cryptocurrency-related projects;

•	level of interest rates and inflation;

•	monetary policies of governments, trade restrictions, and fiat currency devaluations; and

•	national, North American and international economic and political conditions.

There is no assurance that any given cryptocurrency will maintain or increase in value or that there will be meaningful transaction volumes from our users. In the event that the price or trading of, or demand for, cryptocurrency declines, our business, operating results, and financial condition would be adversely affected.

Our long-term success depends on our ability to develop new and innovative products and services to address and keep pace with the rapidly evolving market for payments and financial services, and, if we are not able to implement successful enhancements and new features for our products and services, our business, operating results and financial condition could be materially and adversely affected.

Rapid and significant technological changes continue to confront the industries in which we operate, including developments in digital banking, mobile financial apps, ATMs and BTMs, and point-of-service solutions, as well as developments in cryptocurrency and in tokenization, which replaces sensitive data (e.g., payment card information) with symbols (tokens) to keep the data safe in the event that sensitive data is stolen or viewed by unauthorized third parties.

These new and evolving services and technologies may be superior to, impair, or render obsolete the products and services we currently offer or the technologies we currently use to provide them. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and we may not be successful in realizing a return on these development efforts in a timely manner or at all. Our ability to develop new and innovative products and services may be inhibited by industry-wide standards, payment networks, existing and future laws and regulations, resistance to change from our users or third parties’ intellectual property rights. Our success will depend on our ability to develop new technologies and to adapt to technological changes and evolving industry standards. If we are unable to provide enhancements and new features for our products and services or to develop new and innovative products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business, operating results and financial condition would be materially and adversely affected.

We often rely, not only on our own initiatives and innovations, but also on third parties, including some of our competitors, for the development of and access to new technologies and development of a robust market for these new products and technologies. Failure to accurately predict or to respond effectively to developments in our industry may significantly impair our business.

In addition, because our BitAccess software is designed to operate with a variety of systems and devices, we need to continuously modify and enhance our products and services to keep pace with changes in technologies. Any failure of our BitAccess software to continue to operate effectively with new technologies could reduce our growth opportunities, the demand for our products and services, result in dissatisfaction of our users, and materially and adversely affect our business.

Our risk management efforts may not be effective, which could expose us to losses and liability and otherwise harm our business.

We offer payments and other products and services to a large number of users. We have programs designed to vet and monitor these users and the transactions we process for them as part of our risk management efforts, but such programs require continuous improvement and may not be effective in detecting and preventing fraud and illegitimate transactions. When our services are used to process illicit transactions, and we settle those funds to users and are unable to recover them, we suffer losses and liability. Additionally, illicit transactions can also expose us to governmental and regulatory enforcement actions.

The highly automated nature of, and liquidity offered by, our services make us and our users a target for illegal or improper uses, including scams and fraud directed at our users, fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Our current business, changing and uncertain economic, geopolitical, and regulatory environment, and anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts, and we will need to continue developing and improving our existing risk management infrastructure, techniques, and processes.

We maintain insurance policies providing general liability, umbrella and excess liability coverage, each of which has an aggregate limit between $2 million to $5 million, as well as coverage relating to cyber-related incidents, having an aggregate policy limit of approximately $2 million. Typically, these insurance policies have one-year terms, and we are able to apply for term renewal at the end of each calendar year. With respect to termination provisions included in the subject policies, we have the option to terminate each policy by providing notice to the applicable provider and fulfilling our obligation to pay the minimum earned premium due under the applicable policy. While we maintain a program of insurance coverage for various types of liabilities, we may self-insure against certain business risks and expenses where we believe we can adequately self-insure against the anticipated exposure and risk or where insurance is either not available or deemed not cost-effective.

We obtain and process a large amount of sensitive user data. Any real or perceived improper use of, disclosure of, or access to such data could harm our reputation, as well as have an adverse effect on our business.

We obtain and process large amounts of sensitive data, including personal data related to our users and their transactions, such as their names, addresses, social security or tax identification numbers, copies of government- issued identification, facial recognition data (from scanning of photographs for identity verification), bank statements and transaction data. We face risks, including to our reputation, in the handling and protection of this data, and these risks will increase as our business expands, including through our acquisition of, and investment in, other companies and technologies. Federal, state, and international laws and regulations governing privacy, data protection, and e-commerce transactions require us to safeguard our users’, employees’, and service providers’ personal data.

We have administrative, technical, and physical security measures and controls in place and maintain a robust information security program. However, our security measures, or the security measures of companies we acquire, may be inadequate or breached as a result of third-party action, employee or service provider error, malfeasance, malware, phishing, hacking attacks, system error, trickery, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or otherwise, and, as a result, someone may be able to obtain unauthorized access to sensitive information, including personal data, on our systems. We could be the target of a cybersecurity incident, which could result in harm to our reputation and financial losses. Additionally, our users have been and could be targeted in cybersecurity incidents like an account takeover, which could result in harm to our reputation and financial losses. Additionally, privacy and data protection laws are evolving, and these laws may be interpreted and applied in a manner that is inconsistent with our data handling safeguards and practices that could result in fines, lawsuits, and other penalties, and significant changes to our business practices and products and services. Our future success depends on the reliability and security of our products and services. To the extent that the measures we or any companies we acquire have taken prove to be insufficient or inadequate, or to the extent we discover a security breach suffered by a company we acquire following the closing of such acquisition, we may become subject to litigation, breach notification obligations, or regulatory or administrative sanctions, which could result in significant fines, penalties, damages, harm to our reputation, or loss of users. If our own confidential business information or sensitive user information were improperly disclosed, our business could be adversely affected. Additionally, a party who circumvents our security measures could, among other effects, appropriate user information or other proprietary data, cause interruptions in our operations, or expose users to hacks, viruses, and other disruptions.

We face intense competition, and if we are unable to continue to compete effectively for any reason, our business, financial condition, and results of operations could be adversely affected.

The markets in which we compete are highly competitive, and we face a variety of current and potential competitors that may have larger and more established user bases and substantially greater financial, operational, marketing and other resources than we have. The digital financial system is highly innovative, rapidly evolving, and characterized by healthy competition, experimentation, changing user needs, frequent introductions of new products and services, and subject to uncertain and evolving industry and regulatory requirements. We expect competition to intensify as existing and new competitors introduce new products and services or enhance existing ones. We compete against a number of companies operating both within the U.S. and abroad, including traditional financial institutions, financial technology companies and brokerage firms that have entered the cryptocurrency market in recent years, digital and mobile payment companies offering overlapping features targeted at our users, and companies focused on cryptocurrency.

The products and services provided by our competitors are differentiated by features and functionalities, including brand recognition, user service, reliability, distribution network and options, price, speed, and convenience. Distribution channels such as online, mobile solutions, account deposit and kiosk-based services continue to evolve and impact the competitive environment for cryptocurrency transactions. For example, traditional financial institutions could offer competing cryptocurrency-related products and services to our existing and prospective users.

Our future growth depends on our ability to compete effectively in Bitcoin transaction-related services. For example, if our products and services do not offer competitive features and functionalities or if we do not keep up with technological advances, we may lose users to our competitors, which could adversely affect our business, financial condition and results of operations. In addition, if we fail to charge our users comparable and appropriate transaction and other fees relative to our competitors, users may not use our services, which could adversely affect our business, financial condition and results of operations. For example, transaction volume, where we face intense competition, could be adversely affected by pricing pressures between our services and those of some of our competitors, which could reduce the markup at which we sell Bitcoin to users and the separate flat transaction fee that we charge and adversely affect our financial condition and results of operations. We have the ability to implement fee adjustments from time to time in response to competition and other factors. Fee reductions could adversely affect our financial condition and results of operations in the short-term and may also adversely affect our financial condition and results of operations in the long-term if transaction volumes do not increase sufficiently in response.

Many innovative start-up companies and larger companies have made, and continue to make, significant investments in research and development, and we expect these companies to continue to develop similar or superior products and technologies that compete with our products and services. Further, more traditional financial and non-financial services businesses may choose to offer cryptocurrency-related services in the future as cryptocurrencies gain adoption. Our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources.

Our existing competitors have, and our potential competitors are expected to have, various competitive advantages over us, such as:

•

the ability to trade cryptocurrencies, and offer products and services, that we do not support or offer (due to constraints from regulatory authorities, our banking partners, and other factors) such as tokens that constitute securities or derivative instruments under U.S. or foreign laws;

•	greater name recognition, longer operating histories, larger user bases, and larger market shares;

•	larger sales and marketing budgets and organizations;

•	more established marketing, banking, and compliance relationships;

•	greater user support resources;

•	greater resources to make acquisitions;

•	lower labor, compliance, risk mitigation, and research and development costs;

•	larger and more mature intellectual property portfolios;

•	greater number of applicable licenses, registrations or similar authorizations;

•	established core business models outside of facilitating cryptocurrency transactions, allowing them to operate on lesser margins or at a loss;

•	operations in certain jurisdictions with lower compliance costs and greater flexibility to explore new product offerings; and

•	substantially greater financial, technical, and other resources.

If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, operating results, and financial condition could be adversely affected.

Converting cash into cryptocurrency (and vice versa) involves risks, which could result in loss of user assets, user disputes and other liabilities, which could adversely impact our business.

To own, transfer and use a cryptocurrency on its underlying blockchain network, a person must have a private and public key pair associated with a network address, commonly referred to as a “wallet.” Each wallet is associated with a unique “public key” and “private key” pair, each of which is a string of alphanumerical characters. Our mobile app allows our users to receive and transfer Bitcoin using an un-hosted digital wallet (which can be created by a user via our mobile app) or by inputting the information for any other digital wallet. Also, some blockchain networks may require additional information to be provided in connection with any transfer of Bitcoin to or from a user’s wallet. A number of errors can occur in the process of converting cash into or transferring Bitcoin by way of our mobile platform, such as typos, mistakes, or the failure to include the information required by the blockchain network. For instance, a user may incorrectly enter the desired recipient’s public key. Alternatively, a user may transfer Bitcoin to a wallet address that such user does not own, control, or hold the private keys to. In addition, each wallet address is only compatible with the underlying blockchain network on which it is created. For instance, a Bitcoin wallet address can only be used to send and receive Bitcoins. If any Ethereum or other cryptocurrency is sent to a Bitcoin wallet address, or if any of the foregoing errors occur, all of the user’s sent cryptocurrency will be permanently and irretrievably lost with no means of recovery. We have encountered and expect to encounter similar incidents with our users. Such incidents could result in user disputes, damage to our brand and reputation, legal claims against us, and financial liabilities, any of which could adversely affect our business.

Disputes with our users could adversely impact our brand and reputation and our business, operating results, and financial condition.

From time to time we have been, and may in the future be, subject to claims and disputes with our users with respect to our products and services, such as regarding the execution and settlement of cryptocurrency trades, fraudulent or unauthorized transactions, account takeovers, deposits and withdrawals of cryptocurrency, failures or malfunctions of our systems and services, or other issues relating to our products and services. Additionally, the ingenuity of criminal fraudsters may cause our users to be subject to ongoing account takeovers and identity fraud issues. While we have taken measures to detect and reduce the risk of fraud, there is no guarantee that they will be successful and, in any case, require continuous improvement and optimization for continually evolving forms of fraud to be effective. There can be no guarantee that we will be successful in detecting and resolving these disputes or defending ourselves in any of these matters, and any failure may result in impaired relationships with our users, damage to our brand and reputation, and substantial fines and damages. In some cases, the measures we have implemented to detect and deter fraud have led to poor user experiences, including indefinite account inaccessibility for some of our users, which increases our user support costs and can compound damages. We could incur significant costs in compensating our users, such as if a transaction was unauthorized, erroneous, or fraudulent. We could also incur significant legal expenses resolving and defending claims, even those without merit. To the extent we are found to have failed to fulfill our regulatory obligations, we could also lose our authorizations, registrations or licenses or become subject to conditions that could make future operations more costly, impair our ability to grow, and adversely impact our operating results. We are subject to investigation and enforcement action by state, federal, and international consumer protection agencies, including the Consumer Financial Protection Bureau, the Federal Trade Commission (“FTC”), state attorneys general in the U.S., the Canadian Office of Consumer Affairs, and other similar U.S. and Canadian government authorities, each of which monitors user complaints against us and, from time to time, escalates matters for investigation and potential enforcement against us.

While certain of our agreements with users contain arbitration provisions with class action waiver provisions that may limit our exposure to class action litigation, some federal, state, and foreign courts have refused or may refuse to enforce one or more of these provisions, and there can be no assurance that we will be successful in enforcing these arbitration provisions, including the class action waiver provisions, in the future or in any given case. Legislative, administrative, or regulatory developments may directly or indirectly prohibit or limit the use of pre-dispute arbitration clauses and class action waiver provisions. Any such prohibitions or limitations on or discontinuation of the use of such arbitration or class action waiver provisions could subject us to additional lawsuits, including additional class action litigation, and significantly limit our ability to avoid exposure from class action litigation.

There are a number of risks associated with our non-U.S. operations that could adversely affect our business.

We provide products and services in the U.S. and Canada and may in the future expand in various international markets. Our ability to grow in international markets and our future results could be adversely affected by a number of factors, including:

•	difficulty in attracting a sufficient number of users or retail partners, or a lack of acceptance of our products and services;

•	failure to anticipate competitive conditions and competition with service providers or other market players that have grater experience in the local markets than we do;

•	difficulty in recruiting and retaining qualified employees and managing foreign operations in an environment of diverse cultures, laws and customs;

•	challenges caused by distance, language and cultural differences and the increased travel, infrastructure and other resources associated with international operations;

•	failure to conform with applicable business customs, including translation into foreign languages, cultural context and associated expenses;

•	any inability or difficulties supporting or integrating with local third-party providers;

•

changes in political and economic conditions and potential instability in certain regions, including in particular the recent civil unrest, terrorism, political turmoil and economic uncertainty in Africa, the Middle East, Europe, and other regions;

•	restrictions on money transfers to, from and between certain countries;

•	currency controls, new currency adoptions and repatriation issues;

•

changes in regulatory requirements or in foreign policy, including the adoption of domestic or foreign laws, regulations and interpretations detrimental to our business (including, but not limited to, with respect to payments, privacy, data protection, information security and tax);

•	difficulty in gaining acceptance from industry self-regulating bodies;

•	possible increased costs and additional regulatory burdens imposed on our business, including tariffs, sanctions, fines or other trade restrictions;

•

changes to or the implementation of new U.S. sanctions, resulting in bank closures in certain countries, the ultimate freezing of our assets, adverse effects on existing business relationships, and/or restrictions on entering into new business relationships where carrying on business would violate such sanctions;

•	burdens of complying with a wide variety of laws and regulations;

•	potential increased exposure to public health issues such as pandemics, and related industry and governmental actions to address these issues;

•	possible fraud or theft losses and lack of compliance by international representatives in foreign legal jurisdictions where collection and legal enforcement may be difficult or costly;

•	reduced protection of our intellectual property rights;

•	unfavorable tax rules or trade barriers; and

•	failure to successfully manage our exposure to non-U.S. dollar exchange rates.

In the future, if a material portion of our revenue is generated in currencies other than the U.S. dollar, we will be subject to risks associated with changes in the value of our revenues denominated in non-U.S. dollars. As exchange rates among the U.S. dollar and other currencies fluctuate, the impact of these fluctuations may have a material adverse effect on our results of operations or financial condition as reported in U.S. dollars.

Our products and services may be exploited to facilitate illegal activity such as fraud, money laundering, gambling, tax evasion, and scams. If any of our users use our business to further such illegal activities, our business could be adversely affected.

Our products and services may be exploited to facilitate illegal activity including fraud, money laundering, gambling, tax evasion, and scams. We may be specifically targeted by individuals seeking to conduct fraudulent transfers, and it may be difficult or impossible for us to detect and avoid such transactions in certain circumstances. The use of our products and services for illegal or other illicit purposes could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in liability and reputational harm for us. Moreover, certain activities that may be legal in one jurisdiction may be illegal in another jurisdiction, and certain activities that are at one time legal may in the future be deemed illegal in the same jurisdiction. As a result, there is significant uncertainty and cost associated with detecting and monitoring transactions for compliance with local laws. In the event that a user is found responsible for intentionally or inadvertently violating the laws in any jurisdiction, we may be subject to governmental inquiries, enforcement actions, prosecuted, or otherwise held secondarily liable for aiding or facilitating such activities. Changes in law have also increased the penalties for money transmitters for certain illegal activities, and government authorities may consider increased or additional penalties from time to time. Government authorities may seek to bring legal action against money transmitters, including us, for involvement in the sale of infringing or allegedly infringing items. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume, or increased costs could harm our business.

Moreover, while fiat currencies can be used to facilitate illegal activities, cryptocurrencies are relatively new and, in many jurisdictions, may be lightly regulated or largely unregulated. Many types of cryptocurrencies have characteristics, such as the speed with which cryptocurrency transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain cryptocurrency transactions, and encryption technology that anonymizes these transactions, that make cryptocurrency susceptible to use in illegal activity. U.S. federal and state and foreign regulatory authorities and law enforcement agencies, such as the Department of Justice, SEC, U.S. Commodity Futures Trading Commission, FTC, or the Internal Revenue Service (“IRS”), and various state securities and financial regulators have taken and continue to take legal action against persons and entities alleged to be engaged in fraudulent schemes or other illicit activity involving cryptocurrency. Facilitating transactions in cryptocurrency, including those that obscure the identities of the sender and/or receiver, may cause us to be at increased risk of liability arising out of anti-money laundering and economic sanctions laws and regulations.

Like many money service businesses, we face a variety of unique challenges when it comes to anti-money laundering compliance, which require us to implement compliance programs unique in comparison to a bank or large financial institution. Our kiosks operate in retail store fronts detached from the store’s core business operations which necessitates all Know Your Customer and anti-money laundering data collection to be automated at the kiosk without any interpersonal interactions. Further, individuals attempting to shield the ultimate beneficiary of these transactions often move funds from these transactions multiple times. In addition, we do not typically trace where the Bitcoin is sent following the delivery of the Bitcoin from Bitcoin Depot to the user which could make it easier for users to obscure the ultimate beneficiary or end use of the Bitcoin purchased from us, especially when those looking to commit fraud or launder money could present different or even fictitious, counterfeit, or altered identification on separate occasions.

While we have designed our risk management and compliance framework to detect significant illicit activities conducted by our potential or existing users, we cannot ensure that we will be able to detect all illegal or other illicit activity on our platform. If any of our users use our platform to further such illegal or other illicit activities, our business could be adversely affected.

If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products and services, our business, operating results, and financial condition may be significantly harmed.

Our success depends on our ability to retain existing users and attract new users to increase engagement with our products and services. To do so, we must continue to offer leading technologies and ensure that our products and services are secure, reliable, and engaging. We must also expand our products and services and offer competitive transaction and other fees in an increasingly crowded and price-sensitive market. There is no assurance that we will be able to continue to do so, that we will be able to retain our current users or attract new users, or keep our users engaged. Any number of factors can negatively affect user retention, growth, and engagement, including if:

•

we fail to increase awareness of our brand and successfully compete with the offerings and prices other companies, or if our users otherwise increasingly engage with competing products and services, including those that we are unable to offer due to regulatory reasons;

•	we fail to introduce new and improved products and services, or if we introduce new products or services that are not favorably received;

•	we fail to successfully identify and acquire or invest in businesses, products or technologies that we believe could complement or expand our business;

•	we fail to support new and in-demand cryptocurrencies or if we elect to support cryptocurrencies with negative reputations;

•

there are changes in sentiment about the quality or usefulness of our products and services or concerns related to privacy, security, or other factors including, without limitation, changes in macro-level user preference for using cash to purchase Bitcoin;

•	there are adverse changes in our products and services that are mandated by legislation, regulatory authorities, or litigation;

•	we fail to maintain existing authorizations as well as obtain newly required authorizations, registrations and licenses for our products;

•

users perceiving Bitcoin and other cryptocurrencies to be a bad investment, or experiencing significant losses in Bitcoin or other cryptocurrencies, may not desire to utilize our products and services;

•

technical or other problems prevent us from delivering our products and services with the speed, functionality, security and reliability that our users expect, or if we fail to otherwise gain and maintain the trust and confidence of our users;

•	there are cybersecurity incidents, employee or service provider misconduct or other unforeseen activities that cause losses to us or our users;

•

there are modifications to our fee model, including as a result of changes in or the adoption of any laws or regulations imposing restrictions or limitations on the markup at which we sell Bitcoin to users or the separate flat transaction fee that we are able to charge our users, or modifications by competitors to their fee models;

•	we fail to provide adequate customer service for our users and retail partners;

•	regulatory and governmental bodies in countries that we target for expansion express negative views towards cryptocurrency-related services and, more broadly, the digital financial system; or

•	we or other companies in our industry are the subject of adverse media reports or other negative publicity.

From time to time, certain of these factors have negatively affected user retention, growth, and engagement to varying degrees. If we are unable to maintain or increase our user base and user engagement, our revenue and financial results may be adversely affected. Any decrease in user retention, growth, or engagement could render our products and services less attractive to users, which may have an adverse impact on our revenue, business, operating results, and financial condition. If our user growth rate slows or declines, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization in order to drive growth of revenue.

Our products and services may be negatively characterized by consumer advocacy groups, the media or certain federal, state and local government officials, and if those negative characterizations become increasingly accepted by current or potential new users and/or our retail partners, or result in restrictions or limitations on the fees we charge to users, our reputation could be significantly impacted, which when coupled with required modifications to our fee model could result in decreased demand for our products and services and a corresponding decrease in our transaction volume, all of which could materially and adversely impact our business.

Certain media reports have asserted that laws and regulations regarding cryptocurrencies and related transactions and activities should be broader and more restrictive. In many cases, these media reports can focus on fees charged to users, which are often alleged to be higher than the fees typically charged by banks or similar institutions, as well as marketing tactics, which are alleged to target socioeconomically vulnerable communities. The fees and marketing strategies associated with our kiosks are from time to time characterized by consumer advocacy groups and media reports as predatory or abusive without discussing the numerous benefits to users. If the negative characterization of our marketing strategies and/or fee structure becomes increasingly accepted by current or potential new users or our retail partners, demand for our products and services could decrease, which could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to quickly and effectively respond to such characterizations, or if there are modifications to our fee model, including as a result of changes in or the adoption of any laws or regulations imposing restrictions or limitations on the markup at which we sell Bitcoin to users, we may experience declines in user loyalty and transactions and our relationships with our retail partners may suffer, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, any actions by our competitors that are challenged by users, advocacy groups, the media or governmental agencies or entities as being abusive or predatory, could result in our products and services being perceived as unlawful or inappropriate activities or business practices, merely because we operate in the same general industries as such competitors. Such perception, whether or not accurate, could have a material adverse effect on our business, results of operations and financial condition.

Our strategy and focus on delivering high-quality, compliant, easy-to-use, and secure Bitcoin-related services may not maximize short-term or medium-term financial results.

We have taken, and expect to continue to take, actions that we believe are in the best interests of our users and the long-term interests of our business, even if those actions do not necessarily maximize short-term or medium-term results. These include expending significant managerial, technical, and legal efforts on complying with laws and regulations that are applicable to our products and services and protecting our and our users’ data. For instance, our compliance personnel costs are approximately $2.0 million annually. Substantially all of our operating costs with respect to regulation and compliance are correlated with our transaction volumes, and mainly driven by payroll to employ a growing number of personnel to support the expansion of our business. We also focus on driving long-term engagement with our users through innovation and developing new industry-leading products and technologies. These decisions may not be consistent with the short-term and medium-term expectations of our stockholders and may not produce the long-term benefits that we expect, which could have an adverse effect on our business, operating results, and financial condition.

Any significant disruption in our kiosks or software, information technology systems, or any of the blockchain networks related to our business, could result in a loss of users or funds and adversely impact our brand and reputation and our business, operating results, and financial condition.

Our reputation and ability to attract and retain users and grow our business depends on our ability to operate our products and services at high levels of reliability, scalability, and performance, including the ability to process and monitor, on a daily basis, the transactions that occur across multiple systems. Our kiosks and software, the ability of our users to transact in Bitcoin, and our ability to operate at a high level, are dependent on our ability to access the blockchain networks underlying the supported Bitcoin, for which access is dependent on our systems’ ability to access the internet. Further, the successful and continued operations of such blockchain networks will depend on a network of computers, miners, or validators, and their continued operations, all of which may be impacted by service interruptions.

Our kiosks and certain cryptocurrency and blockchain networks have experienced from time to time, and may experience in the future, service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, insider threats, break-ins, sabotage, human error, vandalism, earthquakes, hurricanes, floods, fires, and other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. In addition, extraordinary transactions or site usage could cause our kiosks to operate at an unacceptably slow speed or even fail.

If any of our kiosks are disrupted for any reason, our products and services may fail, resulting in unanticipated disruptions, slower response times and delays in our users’ transaction execution and processing, failed transactions, incomplete or inaccurate accounting, recording or processing of transactions, unauthorized transactions, loss of user information, increased demand on limited user support resources, user claims, complaints with regulatory organizations, lawsuits, or enforcement actions. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could harm our business. Significant or persistent interruptions in our services could cause current or potential users to believe that our kiosks or software are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our products and services, and could permanently harm our reputation and brands. Moreover, to the extent that any system failure or similar event results in damages to our users, these users could seek significant compensation from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Problems with the reliability or security of our kiosks or software would harm our reputation, and damage to our reputation and the cost of remedying these problems could negatively affect our business, operating results, and financial condition.

Because we are a regulated money services business in certain jurisdictions, interruptions have resulted and in the future may result in regulatory scrutiny, and significant or persistent interruptions could lead to significant fines and penalties, and mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses or banking and other relationships that we need to operate or prevent or delay us from obtaining additional authorizations, registrations or licenses that may be required for our business.

In addition, we are continually improving and upgrading our information systems and technologies. We also rely on technologies developed by others, and if we are unable to continue to obtain licenses for such technologies or licenses to substitute for similar technologies, our business could be adversely impacted. Implementation of new systems and technologies is complex, expensive, time-consuming, and may not be successful. If we fail to timely and successfully implement new information systems and technologies, or improvements or upgrades to existing information systems and technologies, or if such systems and technologies do not operate as intended, it could have an adverse impact on our business, internal controls (including internal controls over financial reporting), operating results, and financial condition.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in Bitcoin and/or other cryptocurrency-related activities, or accept Bitcoin as payment, including financial institutions of investors in our securities, and we may be exposed to counterparty risk as a result.

Although a number of significant U.S. banks and investment institutions, such as Goldman Sachs, Citi Group, J.P. Morgan, Bank of America and BlackRock, have indicated they plan to begin allowing their customers to carry and invest in Bitcoin and other cryptocurrencies, the acceptance and use of Bitcoin and other cryptocurrencies by banks is relatively uncommon and may never become mainstream. Indeed, a number of companies and individuals engaged in Bitcoin and/or other cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with banking services. Similarly, a number of companies and individuals or businesses associated with Bitcoin or other cryptocurrencies may have had and may continue to have their existing banking services discontinued with financial institutions in response to government action, particularly in China, where the regulatory response to cryptocurrencies has been to exclude their use for ordinary consumer transactions within China. We also may be unable to obtain or maintain these services for our business. To date, we have not experienced such issues in finding banks or financial institutions willing to provide services to us that has had a material impact on our business, financial condition or results of operations. The difficulty that many businesses that provide Bitcoin and/or derivatives on other digital asset-related activities have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrency as a payment system and harming public perception of cryptocurrency and could decrease cryptocurrency’s usefulness and harm its public perception in the future.

The public perception of Bitcoin or cryptocurrency could be damaged if banks or financial institutions were to close the accounts of businesses engaging in Bitcoin and/or other cryptocurrency-related activities. This could occur as a result of compliance risk, cost, government regulation, or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and derivatives on commodities exchanges, the over-the-counter market and the Depository Trust Company. The adoption or implementation of similar policies, rules or regulations by these or similar entities could negatively affect our relationships with financial institutions and impede our ability to convert Bitcoin and other cryptocurrencies to fiat currencies. Such factors could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could ultimately have a material adverse effect on our business, prospects, or operations and harm investors.

Due to unfamiliarity and some negative publicity associated with cryptocurrency-related businesses, existing and potential users may lose confidence in cryptocurrency-related products and services, which could negatively affect our business.

Cryptocurrency and related products and services are relatively new. Many of our competitors are unlicensed, unregulated, operate without supervision by any Governmental Authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. As a result, users and the general public may lose confidence in cryptocurrency businesses, including regulated businesses like ours.

Since the inception of the digital financial system, numerous cryptocurrency businesses have been sued, investigated, or shut down due to fraud, manipulative practices, business failure, and security breaches. In many of these instances, customers of these businesses were not compensated or made whole for their losses. Larger businesses like us are more appealing targets for hackers and malware and may also be more likely to be targets of regulatory enforcement actions. For example, in May 2019, Binance, one of the world’s largest platforms, was hacked, resulting in losses of approximately $40 million, and in February 2021, Bitfinex settled a long-running legal dispute with the State of New York related to Bitfinex’s alleged misuse of over $800 million of customer assets. Further, in the first half of 2022, major cryptocurrency lending platforms declared bankruptcy, resulting in a loss of confidence in participants of the digital financial system and negative publicity surrounding cryptocurrency more broadly.

In addition, there have been reports that a significant amount of cryptocurrency trading volume on cryptocurrency businesses is fabricated and false in nature, with a specific focus on unregulated businesses located outside the U.S. Such reports may indicate that the market for cryptocurrency business activities is significantly smaller than otherwise understood.

We have entered into, and may in the future enter into, acquisitions, strategic investments, partnerships or relationships, entries into new businesses, joint ventures, divestitures, and other transactions which could fail to achieve strategic objectives, disrupt our ongoing operations or result in operating difficulties, divert the attention of management, liabilities and expenses, harm our business, and negatively impact our results of operations.

In pursuing our business strategy, we routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, partnerships and relationships, entries into new businesses, joint ventures, divestitures, and other transactions. We have in the past acquired or invested in, and we continue to seek to acquire or invest, in businesses, technologies, or other assets that we believe could complement or expand our business, including acquisitions of new lines of business that are adjacent to or outside of our existing products and services. As we grow, the pace and scale of our acquisitions may increase and may include larger acquisitions than we have done historically. The identification, evaluation, and negotiation of potential acquisition or strategic investment transactions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities. In addition to transaction and opportunity costs, these transactions involve large challenges and risks, whether or not such transactions are completed, any of which could harm our business and negatively impact our results of operations, including risks that:

•	the transaction may not advance our business strategy or may harm our growth or profitability;

•	we may not be able to secure required regulatory approvals or otherwise satisfy closing conditions for a proposed transaction in a timely manner, or at all;

•	the transaction may subject us to additional regulatory burdens that affect our business in potentially unanticipated and significantly negative ways;

•	we may not realize a satisfactory return on our investment or increase our revenue;

•	we may experience difficulty, and may not be successful in, integrating technologies, IT or business enterprise systems, culture, or management or other personnel of the acquired business;

•	we may incur significant acquisition costs and transition costs, including in connection with the assumption of ongoing expenses of the acquired business;

•	we may not realize the expected benefits or synergies from the transaction in the expected time period, or at all;

•	we may be unable to retain key personnel;

•

acquired businesses or businesses that we invest in may not have adequate controls, processes, and procedures to ensure compliance with laws and regulations, including with respect to data privacy, data protection, and information security, and our due diligence process may not identify compliance issues or other liabilities;

•

acquired businesses’ technology stacks may add complexity, resource constraints, and legacy technological challenges that make it difficult and time consuming to achieve such adequate controls, processes, and procedures;

•	we may fail to identify or assess the magnitude of certain liabilities, shortcomings, or other circumstances prior to acquiring or investing in a business, which could result in additional financial,

•

legal, regulatory, or tax exposure and may subject us to additional controls, policies, procedures, liabilities, litigation, costs of compliance or remediation, or other adverse effects on our business, operating results, or financial condition;

•	we may have difficulty entering into new market segments or new geographic territories;

•	we may be unable to retain the users, vendors, and partners of acquired businesses;

•	there may be lawsuits or regulatory actions resulting from the transaction;

•	there may be risks associated with undetected security weaknesses, cyberattacks, or security breaches or incidents at companies that we acquire or with which we may combine or partner;

•	there may be local and foreign regulations applicable to the international activities of our business and the businesses we acquire; and

•	acquisitions could result in dilutive issuances of equity securities or the incurrence of debt.

Also, in the future we may choose to divest certain businesses, products, or services. If we decide to sell assets or a business, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, we may experience difficulty separating out portions of, or entire, businesses, incur loss of revenue or experience negative impact on margins, or we may not achieve the desired strategic and financial benefits. Such potential transactions may also delay achievement of our strategic objectives, cause us to incur additional expenses, disrupt user or employee relationships, and expose us to unanticipated or ongoing obligations and liabilities, including as a result of our indemnification obligations. Further, during the pendency of a divestiture, we may be subject to risks such as a decline in the business to be divested, loss of employees, users, or suppliers and the risk that the transaction may not close, any of which would have a material adverse effect on the business to be divested and our retained business. If a divestiture is not completed for any reason, we may not be able to find another buyer on the same terms, and we may have incurred significant costs without the corresponding benefit.

Joint ventures and minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational, regulatory, and/or compliance risks associated with the joint venture or minority investment. In addition, we may be dependent on joint venture partners, controlling stockholders, management, or other persons or entities who control them and who may have business interests, strategies, or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partners, controlling stockholders, management, or other persons or entities who control them may adversely affect the value of our investment, result in litigation or regulatory action against us, and may otherwise damage our reputation and brand.

Our business could be harmed if we are unable to accurately forecast demand for Bitcoin and to adequately manage our Bitcoin balances and kiosk inventory.

We invest broadly in our business, and such investments are partially driven by our expectations of the future success of Bitcoin. An inability to correctly forecast the success of Bitcoin could harm our business. For example, we must forecast kiosk inventory needs and expenses based on our estimates of future demand for Bitcoin and our products and services, and place orders for kiosks sufficiently in advance with our third-party suppliers. In addition, we must forecast demand for Bitcoin to maintain our holdings of Bitcoin at sufficient levels to meet customer needs, while minimizing the potential to hold Bitcoin at levels that could subject us to significant exposure to price volatility. Our ability to accurately forecast demand for Bitcoin and consequently, our products and services, could be affected by many factors, including an increase or decrease in demand for Bitcoin or for our competitors’ products or services, changes in general market or economic conditions, and business closures.

If we underestimate demand for our products or services, the suppliers of our kiosks may not be able to deliver sufficient quantities to meet the demand, and we may experience a shortage of kiosks for deployment. If we overestimate demand for our products and services, we may purchase or lease excess kiosks and the excess kiosks may become obsolete or out-of-date, which may result in write-downs or write-offs and the sale of excess kiosks at discounted prices, which could negatively impact our operating results and our business.

Cryptocurrency balances, including the cryptocurrency balances we maintain for our own account or cryptocurrency balances that may be maintained for us, and any investments in cryptocurrency, is subject to volatile market prices, impairment, and other risks of loss.

We had approximately $0.8 million and $0.5 million of cryptocurrency as of June 30, 2023 and December 31, 2022, respectively. The prices of cryptocurrencies have been highly volatile and may continue to be volatile in the future, including as a result of various associated risks and uncertainties. For example, the prevalence of cryptocurrency is a relatively recent trend, and the long-term adoption of cryptocurrency by investors, consumers, and businesses remains uncertain. The lack of a physical form, reliance on technology for creation, existence, and transactional validation, and decentralization may subject cryptocurrencies’ integrity to the threat of malicious attacks and technological obsolescence. We currently no longer hold any cryptocurrency as an investment, rather we only hold Bitcoin for operational purposes. To the extent the market value of the Bitcoin we hold continues to decrease relative to the purchase prices, our financial condition may be adversely impacted.

Moreover, cryptocurrencies are considered indefinite-lived intangible assets under applicable accounting rules, meaning that any decrease in its market value below our book value for such asset at any time subsequent to its acquisition will require us to recognize impairment charges, whereas we may make no upward revisions for any market price increases until a sale, which may adversely affect our operating results in any period in which such impairment occurs. We have recorded several such impairment charges. If there are future changes in applicable accounting rules that require us to change the manner in which we account for our cryptocurrencies, there could be a material and adverse effect on our financial results and the market price of our Class A common stock.

Our products and services may not function as intended due to undetected errors in our software, hardware, and systems, product defects, developmental delays, or due to security breaches or incidents or human error in administering these systems, which could damage user or third-party relations, decrease our potential profitability and expose us to liability, and materially and adversely affect our business.

Our software, hardware, systems, and processes may contain undetected errors or vulnerabilities that could have a material adverse effect on our business, particularly to the extent such errors or vulnerabilities are not detected and remedied quickly. We have from time to time found defects in our user-facing software and hardware, internal systems, and technical integrations with third-party systems, and new errors or vulnerabilities may be introduced in the future. If there are such errors or defects in our software, hardware, or systems, we may face negative publicity, government investigations, and litigation. Additionally, we rely on a limited number of component and product suppliers located outside of the U.S. to manufacture our products. If there are defects in the manufacture of our kiosks, we may face similar negative publicity, investigations, and litigation, and we may not be fully compensated by our suppliers for any financial or other liability that we suffer as a result. As our hardware and software services continue to increase in size and complexity, and as we integrate new, acquired subsidiaries with different technology stacks and practices, these risks may correspondingly increase as well.

In addition, we provide incremental releases of product and service updates and functional enhancements, which increase the possibility of errors. Any errors, data leaks, security breaches or incidents, disruptions in services, or other performance problems with our products or services caused by external or internal actors could hurt our reputation and damage our business. Software and system errors, or human error, could delay or inhibit settlement of payments, result in over settlement, cause reporting errors, or prevent us from collecting transaction- based fees, or negatively impact our ability to serve our users. Similarly, security breaches or incidents, which may be caused by or result from cyber-attacks by hackers or others, computer viruses, worms, ransomware, other malicious software programs, security vulnerabilities, employee or service provider theft, misuse or negligence, phishing, identity theft or compromised credentials, denial-of-service attacks, or other causes, could impact our business and disrupt the proper functioning of our products or services, cause errors, allow loss or unavailability of, unauthorized access to, or disclosure of, proprietary, confidential or otherwise sensitive information of ours or our users, and other destructive outcomes. Any of the foregoing issues could result in costly and time-consuming efforts to redesign and redistribute our products, give rise to regulatory inquiries and investigations, and result in lawsuits and other liabilities and losses, which could have a material and adverse effect on our business.

Cybersecurity threats continue to increase in frequency and sophistication; a successful cybersecurity attack could interrupt or disrupt our information technology systems or cause the loss of confidential or protected data which could disrupt our business, force us to incur excessive costs, cause reputational harm and adversely affect our business.

The size and complexity of our information systems make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent or quickly identify service interruptions or security breaches. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. Any such interruption or breach of our systems could adversely affect our business operations and result in the loss of critical or sensitive confidential information or intellectual property and could result in financial, legal, business and reputational harm to us.

Litigation or investigations involving us, our agents or other contractual counterparties could result in material settlements, fines or penalties and may adversely affect our business, financial condition and results of operations.

We have been, and in the future may be, subject to allegations and complaints that individuals or entities have used our products and services for fraud-induced money transfers, as well as certain money laundering activities, which may result in fines, penalties, judgments, settlements and litigation expenses. We also are the subject from time to time of litigation related to our business. The outcome of such allegations, complaints, claims and litigation cannot be predicted.

Regulatory and judicial proceedings and potential adverse developments in connection with ongoing litigation may adversely affect our business, financial condition and results of operations. There may also be adverse publicity associated with lawsuits and investigations that could decrease third-party and consumer use and acceptance of our products and services. Additionally, our business may be the subject of class action lawsuits including securities litigation, regulatory actions and investigations and other general litigation. The outcome of class action lawsuits, including securities litigation, regulatory actions and investigations and other litigation is difficult to assess or quantify but may include substantial fines and expenses, as well as the revocation of required authorizations, registrations or licenses or the loss of approved status, which could have a material adverse effect on our business, financial position, and results of operations or users’ confidence in our business. Plaintiffs or regulatory agencies in these lawsuits, actions or investigations may seek recovery of very large or indeterminate amounts, and the magnitude of these actions may remain unknown for substantial periods of time. The cost to defend or settle future lawsuits or investigations may be significant. In addition, improper activities, lawsuits or investigations involving third-parties may adversely impact our business operations or reputation even if we are not directly involved.

Major bank failure or sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions, could adversely affect our business, financial condition and results of operations.

We face certain risks in the event of a sustained deterioration of financial market liquidity, as well as in the event of sustained deterioration in the liquidity, or failure, of our clearing, cash management and custodial financial institutions. In particular:

•

we may be unable to access funds in our deposit accounts on a timely basis. Any resulting need to access other sources of liquidity or short-term borrowing would increase our costs. Any delay or inability to settle transactions with users or our contractual counterparties could adversely impact our business, financial condition and results of operations;

•

in the event of a major bank failure or other adverse financial event impacting where our cash, cash equivalents and interest-bearing deposits are held, we could face major risks to the recovery of such deposits. As of June 30, 2023, approximately $0.5 million of our $27.4 million in cash, cash equivalents and interest-bearing deposits was not subject to insurance protection against loss or was in excess of the deposit insurance limits at banks;

•

further, to facilitate the purchasing process for Bitcoin on the cryptocurrency exchange operated by Gemini Trust Company, LLC, we maintain a minimum USD balance needed for anticipated Bitcoin purchases for any given day, all or a portion of which may not be subject to insurance protection against loss;

•

our existing debt financing agreements are sources of funding for our corporate transactions and liquidity needs. If any of the lenders participating in our debt financing agreements were unable or unwilling to fulfill its lending commitment to us, our short-term liquidity and ability to engage in corporate transactions, such as acquisitions, could be adversely affected; and

•

we may be unable to borrow from financial institutions or institutional investors on favorable terms, which could adversely impact our ability to pursue our growth strategy and fund key strategic initiatives.

If financial liquidity deteriorates, there can be no assurance we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Our recent rapid growth, including in our transaction volume, may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was approximately $646.8 million in 2022 and $549.0 million in 2021. Additionally, our revenue for the three months ended June 30, 2023 and 2022, was $197.5 million and $167.9 million, respectively. Further, our revenue for the six months ended June 30, 2023 and 2022, was $361.1 million and $322.4 million, respectively. We have recently experienced significant growth in our transaction volume from the years ended December 31, 2021 to

December 31, 2022. Additionally, we experienced growth in our average transaction size from the three and six months ended June 30, 2022 to the same periods ending June 30, 2023. However, even if our transaction volume continues to increase, we expect that our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business, new entrants into the market and the maturation of the BTM operator industry. Overall growth of our transaction volume depends on a number of factors, and we may not successfully accomplish our objectives, which makes it difficult for us to forecast our future operating results. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain or grow transaction volumes, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. Additionally, if we fail to address the risks and difficulties that we face, including those associated with the factors listed above as well as those described elsewhere in this “Risk Factors” section, our growth rate will be adversely affected. You should not rely on our results for any prior quarterly or annual periods as any indication of our future transaction volumes or revenue growth.

The further development and acceptance of cryptocurrency networks and other cryptocurrencies, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to predict and evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in us.

Cryptocurrency that may be used to buy and sell goods and services, among other things, are a new and rapidly evolving industry which is subject to a high degree of uncertainty. The factors affecting the further development of the digital asset industry, as well as the digital asset networks, include:

•	continued worldwide growth in the adoption and use of cryptocurrencies;

•

governmental and quasi-governmental regulation of cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the digital asset network or similar cryptocurrency systems;

•	the maintenance and development of the open-source software protocol of cryptocurrency networks;

•	changes in consumer demographics and public tastes and preferences;

•	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

•	general economic conditions and the regulatory environment relating to cryptocurrency; and

•	the impact of regulators focusing on cryptocurrencies and digital securities and the costs associated with such regulatory oversight.

•	A decline in the popularity or acceptance of the digital asset networks could adversely affect an investment in us.

We are, or may in the future, be susceptible to risks arising from disruptions in crypto asset markets. Such risks could potentially result in, among other things:

•	the depreciation of investments held in us, including the depreciation in the price of our publicly traded stock;

•	decreased user demand for our products and services;

•	financing risks to us, including relating to our ability to obtain equity and debt financing;

•	increased losses or impairments of the crypto assets held by us;

•	legal proceedings and government investigations involving us or our affiliates or other third-parties with which we do business; or

•	indirect risks to our business due to any adverse impact of recent or future crypto market disruptions on our users, suppliers or other counterparties.

Additionally, although we are not directly connected to recent crypto market events, we may still suffer reputational harm due to our association with the cryptocurrency industry in light of the recent disruption in, or as a result of any future disruptions in, the crypto asset markets. Specifically, recent negative publicity stemming from these market disruptions and speculation of potential future disruptions increases our risk of reputational harm simply by association with the industry.

Further, any future market disruptions resulting in overall decreased interest in Bitcoin could harm our business. The prevalence of cryptocurrency is a relatively recent trend, and the long-term adoption of cryptocurrency by investors, consumers, and businesses remains uncertain.

The number of user transactions and our transaction volumes is partially dependent on the price of Bitcoin, as well as the associated demand for buying, selling, and trading Bitcoin, which can be and historically have been volatile. If such prices decline, the number of user transactions or our transaction volumes could decrease. As such, any such declines, or any declines in the price of Bitcoin or market liquidity for cryptocurrency generally, may result in lower total revenue to us due to an associated decrease in demand for our products and services. The price and trading volume of any cryptocurrency, including Bitcoin, is subject to significant uncertainty and volatility, depending on a number of factors, as discussed elsewhere in this section under the subheading “—Our transaction volume may be partially dependent on the prices of Bitcoin we sell, which can be volatile. If such prices decline, the volume of user transactions could decrease and our business, operating results, and financial condition would be adversely affected.”

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations, our financial condition, and results of operations.

Actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”), as receiver. Similarly, on March 12, 2023, Signature Bank Corp. (“Signature”), and Silvergate Capital Corp. were each swept into receivership. Although a statement by the U.S. Department of the Treasury, the U.S. Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower under or party to any material letter of credit or any other such instruments with SVB, Signature or any other financial institution currently in receivership, and we are not a borrower under or party to any credit agreement with such institutions, if we enter into any such instruments and any of our lenders or counterparties to such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our partners, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008 to 2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of the Treasury, the FDIC and the Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, we regularly maintain cash balances at third-party financial institutions in excess of the FDIC standard insurance limit, and there is no guarantee that the U.S. Department of the Treasury, the FDIC and the Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of such banks or financial institutions, or that they would do so in a timely fashion.

Our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, any financial institutions with which we enter into credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships but could also include factors involving financial markets or the financial services industry generally. We have not materially modified or updated our policies and practices as they relate to our banking partners and related counterparties in light of the recent financial services industry instability.

The results of events or concerns that involve one or more of these factors could include a variety of material adverse effects on our current and projected business operations and our financial condition and results of operations. These risks include, but may not be limited to, the following:

•	delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;

•	inability to enter into credit facilities or other working capital resources;

•	potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements; or

•	termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses or other obligations, financial or otherwise, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse effects on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our partners, vendors or suppliers, which in turn could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a partner may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a vendor or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse effects on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. The bankruptcy or insolvency of any partner, vendor or supplier, or the failure of any partner to make payments when due, or any breach or default by a partner, vendor or supplier or the loss of any significant supplier relationships, could cause us to suffer material losses and may have a material adverse effect on our business.

If we are unable to adequately protect our brands and the intellectual property rights related to our existing and any new or enhanced products and services, or if we infringe on the rights of others, our business, prospects, financial condition, and results of operations could be adversely affected.

Our brands are important to our business. We utilize trademark registrations in the countries we operate and other tools to protect our brands. Our business would be harmed if we were unable to adequately protect our brands and the value of our brands was to decrease as a result.

We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We also investigate the intellectual property rights of third parties to prevent our infringement of those rights. We may be subject to third-party claims alleging that we infringe their intellectual property rights or have misappropriated other proprietary rights. We may be required to spend resources to defend such claims or to protect and police our own rights, including maintenance costs as well as expenses associated with sending and responding to demand letters and with administrative proceedings or litigation. We cannot be certain of the outcome of any such allegations. Some of our intellectual property rights may not be protected by intellectual property laws, particularly in foreign jurisdictions.

The loss of our intellectual property protection, the inability to secure or enforce intellectual property protection or to successfully defend against claims of intellectual property infringement could harm our business, prospects, financial condition, and results of operation.

BitAccess provides operating software to other BTM operators to run their machines, which could lead to access to information about the operations of our competitors, giving us an anti-competitive advantage that could result in a higher risk of litigation if sufficient controls are not in place.

BitAccess provides operating software to multiple BTM operators. Through our acquisition of BitAccess, we supply software to some of our competitors. If a party (whether internal, external, an affiliate or unrelated third-party) is able to circumvent our data security systems or those of the competitors to whom we supply software, or engage in cyber-attacks, such party could obtain our competitors’ proprietary information, the loss, theft or inaccessibility of, unauthorized access to, or improper use or disclosure of, our competitors’ data and/or significant interruptions in our competitors’ operations. Further, if sufficient controls are not in place, or if we fail to implement adequate data security practices or fail to comply with our policies or otherwise suffer a network or other security breach, our competitors’ information may be improperly (even if inadvertently) accessed, used or disclosed. If any of the foregoing were to occur, we could potentially have visibility into the operations of our competitors, which may give us an unfair, anti-competitive advantage. As a result, we could be subject to claims of alleged infringement, misappropriation, or other violations of the intellectual property rights of our competitors or other third parties in the operation of our business, including for our use of our competitors’ or other third-party intellectual property rights or our internally developed or acquired intellectual property and technologies. Consequently, this could lead to a higher litigation risk in the future. We maintain a comprehensive portfolio of insurance policies to meet both our legal obligations and to cover perceived risks within our business, but we cannot know whether our coverage and the deductibles under these policies are adequate to protect us against the aforementioned risks that we face.

We are subject to economic and geopolitical risk, business cycles, and the overall level of consumer, business and government spending, which could negatively affect our business, financial condition, results of operations, and cash flows.

The cryptocurrency payments technology industry depends heavily on the overall level of consumer, business and government spending. We are exposed to general economic conditions that affect consumer confidence, spending, and discretionary income and changes in consumer purchasing habits. A sustained deterioration in general economic conditions in the markets in which we operate, supply chain disruptions, inflationary pressure or interest rate fluctuations may adversely affect our financial performance by reducing demand for cryptocurrencies and cryptocurrency-based services and thereby reducing transaction volumes. A reduction in transaction volumes could result in a decrease in our revenues and profits.

A downturn in the economy could force retailers or financial institutions to close or petition for bankruptcy protection, resulting in lower revenue and earnings for us. We also have a certain amount of fixed costs, such as rents, debt service, and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy. Changes in economic conditions could also adversely affect our future revenues and profits and cause a materially adverse effect on our business, financial condition, results of operations, and cash flows.

In addition, our business, growth, financial condition or results of operations could be materially adversely affected by instability or changes in a country’s or region’s economic conditions; inflation; changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise; increased difficulty of conducting business in a country or region due to actual or potential political or military conflict; or action by the U.S. or foreign governments that may restrict our ability to transact business in a foreign country or with certain foreign individuals or entities. A possible slowdown in global trade caused by increasing tariffs or other restrictions could decrease consumer or corporate confidence and reduce consumer, government and corporate spending in countries inside or outside the U.S., which could adversely affect our operations. Climate-related events, including extreme weather events and natural disasters and their effect on critical infrastructure in the U.S. or internationally, could have similar adverse effects on our operations, users, or third-party suppliers.

We depend on major mobile operating systems and third-party platforms. If Google Play, the Apple App Store, or other platforms prevent users from downloading our mobile app, our ability to grow may be adversely affected.

We rely upon third-party platforms for the distribution of certain products and services. Our mobile app is provided as a free application through both the Apple App Store and the Google Play Store. The Google Play Store and Apple App Store are global application distribution platforms and the main distribution channels for our mobile app. As such, the promotion, distribution, and operation of our mobile app is subject to the respective platforms’ terms and policies for application developers, which are very broad and subject to frequent changes and re-interpretation.

The terms and conditions under which we access these distribution platforms may contain restrictions related to cryptocurrencies that could be broadly construed, and if construed to encompass the functionality of our mobile app, could limit the nature and scope of services that can be offered. If our products and services are found to be in violation of any such terms and conditions, we may no longer be able to offer our products and services through such third-party platforms. There can be no guarantee that third-party platforms will continue to support our mobile application, or that users will be able to continue to use our products and services. Any changes, bugs, technical or regulatory issues with third-party platforms, our relationships with mobile manufacturers and carriers, or changes to their terms of service or policies could degrade our app’s functionalities, reduce or eliminate our ability to distribute our app, give preferential treatment to competitive products and services, limit our ability to deliver high quality offerings, or impose fees or other charges, any of which could affect usage of our products and services and harm our business.

If miners or validators of Bitcoin demand high transaction fees, our operating results may be adversely affected.

Miners and validators are individuals or entities who operate a computer or group of computers that add new transactions to blocks, and verify blocks created by other miners. Miners collect transaction fees and are rewarded with new tokens for their services, which such fees and rewards can be unpredictable. When a user buys Bitcoin from a kiosk, miner fees incurred to process the withdrawal transaction on the underlying blockchain network are an inherent component of the transaction costs. If the block rewards for miners on any blockchain network are not sufficiently high to incentivize miners, miners may demand higher transaction fees, or collude to reject low transaction fees and force users to pay higher fees. Although we generally attempt to pass miner fees through to our users, we may incur from time to time, reduced margins related to higher miner fees in excess of what we expect when we charge a transaction fee to our users, resulting in adverse impacts on our operating results.

We rely on search engines, social networking sites, and other web-based platforms to attract a meaningful portion of our users, and if those search engines, social networking sites and other web-based platforms change their listings or policies regarding advertising, or increase their pricing or suffer problems, it may limit our ability to attract new users.

Many users locate our website and kiosks through internet search engines, such as Google, and advertisements on social networking sites and other web-based platforms. If we are listed less prominently or fail to appear in search results for any reason, downloads of our mobile application, and visits to our website and kiosks, could decline significantly, and we may not be able to replace this traffic. Search engines revise their algorithms from time to time in an attempt to optimize their search results. If the search engines on which we rely for algorithmic listings modify their algorithms, we may appear less prominently or not at all in search results, which could result in reduced traffic to our website or kiosks that we may not be able to replace. Additionally, if the costs of search engine marketing services, such as Google AdWords, increase, we may incur additional marketing expenses, we may be required to allocate a larger portion of our marketing spend to this channel or we may be forced to attempt to replace it with another channel (which may not be available at reasonable prices, if at all), and our business, financial condition and results of operations could be adversely affected.

Furthermore, competitors may in the future bid on search terms that we use to drive traffic to our website and engagement with current and potential users. Such actions could increase our marketing costs and result in decreased traffic to our website or use of our application and kiosks. In addition, search engines, social networking sites and other web-based platforms may change their advertising policies from time to time. If any change to these policies delays or prevents us from advertising through these channels, it could result in reduced traffic to our website or use of our application and kiosks. Additionally, new search engines, social networking sites and other web-based platforms may develop in specific jurisdictions or more broadly that reduce traffic on existing search engines, social networking sites and other web-based platforms. Moreover, the use of voice recognition technology such as Alexa, Google Assistant, Cortana, or Siri may drive traffic away from search engines, potentially resulting in reduced traffic to our website or use of our application and kiosks. If we are not able to achieve awareness through advertising or otherwise, we may not achieve significant traffic to our website, mobile application or kiosks.

Risks Related to Government Regulation and Privacy Matters

Any failure to obtain or maintain necessary money transmission registrations and licenses could adversely affect our operations.

We currently operate in states where we have obtained the requisite licenses to the extent that the laws and regulations of such states clearly indicate that a license is required or where state regulators have advised us that we need a license to operate. In the U.S., we are registered as a money services business with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”) and are currently also licensed to operate as a money transmitter in Alabama, Alaska, Connecticut, Florida, Nevada, New Mexico, Rhode Island, Vermont, Washington, Puerto Rico, and the District of Columbia. In Canada, we are registered with the Financial Transactions and Reports Analysis Centre of Canada as a money services business. We have applied for a BitLicense from the New York State Department of Financial Services and have money transmitter license applications pending in Kentucky and Ohio. We also currently operate in states where we do not believe we are required, or have been informed by the relevant jurisdiction that we are not required, to obtain money transmitter licenses or any other required licenses. This belief is based on our analysis of the applicable laws and regulations and/or our communications with the regulators in the relevant jurisdiction. We plan to apply for money transmitter or virtual currency licenses or their equivalents in additional jurisdictions as needed. As we obtain additional licenses, we may be required to bear substantial costs to comply with the requirements of the additional states or jurisdictions. If our licenses are not renewed, we are denied licenses in additional states or jurisdictions where we choose to apply for a license, or jurisdictions that have previously not required a license require a license in the future, we could be forced to seek a license or change our business practices.

As a money services business and a money transmitter, we are subject to a range of legal obligations and requirements including bonding, net worth maintenance, user notice and disclosure, reporting, recordkeeping and cybersecurity requirements, and obligations that apply to the safeguarding of third-party funds and crypto assets. In addition, the licensed entity within our corporate structure is subject to inspection and examination by the state licensing agencies and certain actions involving that entity, such as changes in controlling equity holders, board members, and senior management, may require regulatory approval. Further, if we were found by these regulators to be in violation of any applicable laws, rules, or regulations, we could be subject to fines, penalties, lawsuits, and enforcement actions, additional compliance requirements, increased regulatory scrutiny of our business, restriction of our operations, or damage to our reputation or brand. Regulatory requirements are constantly evolving, and we cannot predict whether we will be able to meet changes to existing regulations or the introduction of new regulations without such compliance harming our business, financial condition, and operating results.

Certain jurisdictions have enacted rules that require money transmitters, money services businesses, or virtual currency businesses to establish and maintain transaction monitoring, filtering, scanning and cybersecurity programs. Wherever we are subject to these rules, we are required to adopt business practices that require additional expenditures and impact our operating results.

Additionally, if federal, state, or international regulators were to take actions that limit or prohibit us or our business partners from continuing to operate our business or their businesses as currently operated, whether by imposing additional requirements, compliance obligations or sanctions, such actions could harm our business. Any change to our business practices that makes our service less attractive to users or prohibits use of our services by residents of a particular jurisdiction could decrease our transaction volume and harm our business.

We are subject to an extensive and highly evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws, rules, and regulations could adversely affect our brand, reputation, business, operating results, and financial condition.

Our business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, and legal and regulatory interpretations and guidance in the markets in which we operate. The scope of laws, rules, and regulations that can impact our business is expansive and includes certain of the requirements that apply to financial services, money transmission, privacy protection, cybersecurity, electronic payments, securities and commodities regulation, data governance, data protection, fraud detection, marketing (including the Telephone Consumer Protection Act of 1991), civil rights (including the Americans with Disabilities Act, which generally requires, among other things, that our BTMs be accessible to individuals with disabilities, such as visually- impaired persons), competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terrorist financing as well as bespoke cryptocurrency and cryptocurrency laws that have been adopted in some jurisdictions that can impact cryptocurrency custody, exchange, and transfer, cross-border and domestic cryptocurrency transmission.

Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, cryptocurrencies, and related technologies. As a result, some applicable laws, rules and regulations do not contemplate or address unique issues associated with cryptocurrencies or the digital financial system, are subject to significant uncertainty, and vary widely across U.S. federal, state, and local and international jurisdictions. These legal and regulatory regimes evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of cryptocurrencies and the digital financial system requires us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. For example, in light of the regulatory uncertainty around what digital assets qualify as “securities” under U.S. federal securities laws, we elected to only transact in Bitcoin and stop offering transactions of Litecoin and Ethereum.

To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of authorizations, registrations or licenses, limitations on our products and services, whistleblower complaints, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

In addition to existing laws, rules and regulations, various governmental and regulatory bodies, including legislative and executive bodies, in the U. S. and in other jurisdictions may adopt new laws, rules, regulations and regulatory requirements. For example, we could become subject to laws, regulations or other regulatory action imposing restrictions, disclosure requirements or limitations on the transaction fees that we are able to charge our users for

Bitcoin transactions, including the markup at which we sell Bitcoin to users and the separate flat transaction fee that we charge. As a result, we may not be able to sell Bitcoin at a profitable margin, which would adversely affect our revenue and financial condition. Furthermore, new interpretations of existing laws, rules, and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of the digital financial system as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures, imposing new registration or licensing requirements, or imposing a total ban on certain Bitcoin transactions, as has occurred in certain jurisdictions in the past.

We are subject to ongoing supervision, examination, oversight, and reviews and currently are, and expect in the future, to be subject to investigations and inquiries, by U.S. federal and state regulators, and foreign financial service regulators. As a result of findings from these reviews and examinations, regulators have, are, and may in the future require us to take certain actions, including amending, updating, or revising our compliance policies and procedures from time to time, limiting the kinds of users that we provide services to, changing, terminating, or delaying our registrations or licenses and the introduction of our existing or new product and services, and undertaking further external audits. From time to time, we may receive examination reports citing violations of rules and regulations, inadequacies in existing compliance programs, and requiring us to enhance certain practices with respect to our compliance program, including user due diligence, transaction monitoring, training, and regulatory reporting and recordkeeping. Implementing appropriate measures to properly remediate these examination findings may require us to incur significant costs, and if we fail to properly remediate any of these examination findings, we could face civil litigation, significant fines, damage awards, forced removal of certain employees including members of our executive team, barring of certain employees from participating in our business in whole or in part, revocation of existing authorizations, registrations or licenses, limitations on existing and new products and services, reputational harm, negative impact to our existing relationships with regulators, exposure to criminal liability, or other regulatory consequences. Further, we believe increasingly strict legal and regulatory requirements and additional regulatory investigations and enforcement, any of which could occur or intensify, may continue to result in changes to our business practices, as well as increased costs, and supervision and examination for ourselves and our service providers. Moreover, new laws, rules, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying us from offering certain products or services offered by our competitors or could impact how we offer such products and services. Adverse changes to, or our failure to comply with, any laws, rules, and regulations have had, and may continue to have, an adverse effect on our reputation and brand and our business, operating results, and financial condition.

It may become illegal to acquire, own, hold, sell, or use Bitcoin or other cryptocurrencies, participate in blockchains or utilize cryptocurrencies in other countries, which would adversely affect us.

Although currently the use of cryptocurrencies generally is not restricted in most countries, countries such as China and Russia have taken harsh regulatory actions to curb the use of cryptocurrencies and may continue to take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use cryptocurrencies or to exchange them for fiat currency. In September 2021, China instituted a blanket ban on all cryptocurrency transactions and mining, including services provided by overseas cryptocurrency exchanges in mainland China, effectively making all cryptocurrency-related activities illegal in China. In other nations, including Russia, it is illegal to accept payment in cryptocurrency for consumer transactions, and banking institutions are barred from accepting deposits of Bitcoin or other cryptocurrencies. In January 2022, the Central Bank of Russia called for a ban on cryptocurrency activities ranging from mining to trading. While our operations are currently limited to the U.S. and Canada, such restrictions may adversely affect our growth potential or us if the restrictions limit the large-scale use of cryptocurrency or if the use of cryptocurrency becomes confined to certain regions globally. Such circumstances could have a material adverse effect on our business, prospects, operating results, and financial condition.

The theft, loss, or destruction of private keys required to access any Bitcoin may be irreversible. If we are unable to access our private keys or if we experience a hack or other data loss relating to our ability to access any Bitcoin, it could cause regulatory scrutiny, reputational harm, and other losses.

Bitcoin is generally accessible only by the possessor of the unique private key relating to the digital wallet in which the Bitcoin is held. While blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be safeguarded and kept private to prevent a third party from accessing the Bitcoin held in the applicable wallet. To the extent that any of the private keys relating to our wallets containing Bitcoin held for our own account or our users’ private keys relating to their un-hosted wallets is lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, we or our users will be unable to access the Bitcoin held in the related wallet. Further, we cannot provide assurance that our or our users’ wallets will not be hacked or otherwise compromised. Cryptocurrency and blockchain technologies have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or any hack or other compromise of, digital wallets used to store our users’ Bitcoin could adversely affect our users’ ability to access or sell their Bitcoin, as well as result in loss of user trust in us. As such, any loss of private keys due to a hack, employee or service provider misconduct or error, or other compromise by third parties could hurt our brand and reputation, result in significant losses, and adversely impact our business. The balance in Bitcoin Depot’s hot wallets as of June 30, 2023, was approximately $0.8 million. The average balance in Bitcoin Depot’s hot wallets during the year ended December 31, 2022 and the three and six months ended June 30, 2023 was $0.3 million, $0.2 million and $0.2 million, respectively, and the maximum balance held during the year ended December 31, 2022 and three and six months ended June 30, 2023 was $1.0 million, $2.4 million and $2.4 million, respectively.

The digital financial system is novel. As a result, policymakers are just beginning to consider what a regulatory regime for cryptocurrencies should look like and the elements that would serve as the foundation for such a regime. If we are unable to effectively react to future proposed legislation and regulation of cryptocurrencies or cryptocurrency businesses, our business, operating results, and financial condition could be adversely affected.

The digital financial system is novel. As a result, many policymakers are just beginning to consider what a regulatory regime for cryptocurrency should look like and the elements that would serve as the foundation for such a regime. As cryptocurrency has grown in both popularity and market size, various U.S. federal, state, and local and foreign governmental organizations, consumer protection agencies, and public advocacy groups have been examining the operations of cryptocurrency networks, users and platforms, with a focus on how cryptocurrencies can be used to launder the proceeds of illicit activities, fund criminal or terrorist enterprises, and the safety and soundness of platforms and other service providers that hold cryptocurrencies for users. Many of these entities have called for heightened regulatory oversight, and have proposed legislation and regulations, undertaken enforcement actions and/or issued consumer advisories describing the risks posed by cryptocurrencies to users and investors. The impacts of such potential and proposed heightened regulatory oversight are not yet known. For example, as part of the current California legislative session, state senators introduced Senate Bill 401, which aims to regulate digital financial asset transaction kiosks (a “crypto kiosk”), including by imposing the following: (i) for operators that permit customers to maintain fiat currency balances, limiting the amount of funds that the operator can accept from, or dispense to a California resident per day at its crypto kiosks; (ii) requiring that specific information be included on transaction receipts printed by crypto kiosks; and (iii) requiring operators to provide the California Department of Financial Protection and Innovation (the “Department”) with a list of all locations of the crypto kiosks that the operator owns, operates or manages in California, which the Department would publish on the Department’s website.

Competitors, including traditional financial services, have spent years cultivating professional relationships with relevant policymakers on behalf of their industry so that those policymakers may understand that industry, the current legal landscape affecting that industry, and the specific policy proposals that could be implemented to responsibly develop that industry. The lobbyists working for these competitors have similarly spent years developing and working to implement strategies to advance these industries. Members of the digital financial system have started to engage policymakers directly and with the help of external advisors and lobbyists, but this work is still in a relatively nascent stage. As a result, new laws, rules, and regulations may be proposed and adopted in the U.S. and internationally, or existing laws, rules, and regulations may be interpreted in new ways, that harm the digital financial system or digital asset businesses, which could adversely impact our business.

Our obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions may increase and we may be subject to inquiries, investigations, and enforcement actions by U.S. and non-U.S. regulators and governmental authorities, including those related to sanctions, export control, and anti-money laundering.

If we expand our non-U.S. activities, we may become obligated to comply with additional laws, rules, regulations, policies, and legal interpretations of both the jurisdictions in which we operate and those into which we offer products and services on a cross-border basis. For instance, financial regulators outside the U.S. have in recent months significantly increased their scrutiny of digital asset exchanges, such as by requiring digital asset exchanges operating in their local jurisdictions to be regulated and licensed under local laws. Moreover, laws regulating financial services, the internet, mobile technologies, cryptocurrencies, and related technologies outside of the U.S. are evolving, extensive and could impose different, more specific, or even conflicting obligations on us, as well as broader liability. In addition, we are required to comply with laws, rules, and regulations related to economic sanctions and export controls enforced by U.S. Department of Commerce’s Bureau of Industry and Security, and U.S. anti-money laundering and counter-terrorist financing laws, rules, and regulations enforced by FinCEN and certain state financial services regulators. U.S. sanctions and export control laws and regulations generally restrict dealings by persons subject to U.S. jurisdiction with certain jurisdictions that are the target of comprehensive embargoes, currently the Crimea Region, the Donetsk People’s Republic of Ukraine, the Luhansk People’s Republic of Ukraine, Cuba, Iran, North Korea, and Syria, as well as with persons, entities, and governments identified on certain prohibited party lists. Moreover, as a result of the Russian invasion of Ukraine, the U.S., the E.U., the United Kingdom, and other jurisdictions have imposed wide-ranging sanctions on Russia and Belarus and persons and entities associated with Russia and Belarus. There can be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures against Russia or Belarus.

We have an Office of Foreign Assets Control (“OFAC”) compliance program in place that includes monitoring of IP addresses to identify prohibited jurisdictions and of blockchain addresses that have either been identified by OFAC as prohibited or that otherwise are believed by us to be associated with prohibited persons or jurisdictions. Nonetheless, there can be no guarantee that our compliance program will prevent transactions with particular persons or addresses or prevent every potential violation of OFAC sanctions, and our expansion into additional jurisdictions may subject us to additional risks related to use of our services by sanctioned persons.

From time to time, we have submitted voluntary disclosures to OFAC or responded to administrative subpoenas from OFAC. Certain of these voluntary self-disclosures are currently under review by OFAC. To date, none of those proceedings has resulted in a monetary penalty or finding of violation. Any present or future government inquiries relating to sanctions could result in negative consequences for us, including costs related to government investigations, financial penalties, and harm to our reputation. The impact on us related to such matters could be substantial. Although we have implemented controls and are working to implement additional controls and screening tools designed to prevent sanctions violations, there is no guarantee that we will not inadvertently provide access to our products and services to sanctioned parties or jurisdictions in the future.

Regulators worldwide frequently study each other’s approaches to the regulation of the digital financial system. Consequently, developments in any jurisdiction may influence other jurisdictions. New developments in one jurisdiction may be extended to additional services and other jurisdictions. As a result, the risks created by any new law or regulation in one jurisdiction are magnified by the potential that they may be replicated, affecting our business in another place or involving another service. Conversely, if regulations diverge worldwide, we may face difficulty adjusting our products, services, and other aspects of our business with the same effect.

The complexity of U.S. federal and state and international regulatory and enforcement regimes could result in a single event prompting numerous overlapping investigations and legal and regulatory proceedings by multiple government authorities across different jurisdictions. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brands and business, and adversely affect our operating results and financial condition. Due to the uncertain application of existing laws, rules, and regulations, it may be that, despite our regulatory and legal analysis concluding that certain products and services are currently unregulated, such products or services may indeed be subject to financial regulation, licensing, or authorization obligations that we have not obtained or with which we have not complied. As a result, we are at a heightened risk of enforcement action, litigation, regulatory, and legal scrutiny which could lead to sanctions, cease and desist orders, or other penalties and censures which could significantly and adversely affect our continued operations and financial condition.

Complex and evolving U.S. and international laws, rules and regulation regarding privacy and data protection could result in claims, changes to our business practices, penalties, increased cost of operations, or otherwise harm our business.

We are subject to requirements relating to data privacy and the collection, processing, storage, transfer, and use of data under U.S. federal, state and foreign laws. For example, the FTC routinely investigates the privacy practices of companies and has commenced enforcement actions against many, resulting in multi-million dollar settlements and multi-year agreements governing the settling companies’ privacy practices. The California Consumer Protection Act, which became effective on January 1, 2020, imposes heightened data privacy requirements on companies that collect information from California residents. If we are unable to meet any such requirements, we may be subject to significant fines or penalties. As the number of jurisdictions enacting privacy and related laws increases and the scope of these laws and enforcement efforts expands, we will increasingly become subject to new and varying requirements. Failure to comply with existing or future data privacy laws, rules, regulations and requirements, including by reason of inadvertent disclosure of personal information, could result in significant adverse consequences, including reputational harm, civil litigation, regulatory enforcement, costs of remediation, increased expenses for security systems and personnel, and harm to our users. These consequences could materially adversely affect our business, financial condition and results of operations.

In addition, we make information available to certain U.S. federal and state, as well as certain foreign, government agencies in connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations. In recent years, we have experienced increasing data sharing requests by these agencies, particularly in connection with efforts to prevent terrorist financing or reduce the risk of identity theft. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security, and consumer privacy. These regulatory goals may conflict, and the law in these areas may not be consistent or settled. While we believe that we are compliant with our regulatory responsibilities, the legal, political, and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage that could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to compliance with U.S. anti-money laundering laws, the Foreign Corrupt Practices Act and numerous laws and regulations. Failure to comply with these laws could result in material settlements, fines, penalties, and increased operating costs, all of which may adversely affect our business, financial condition and results of operations.

We are considered a money services business in the U.S. under the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001. As such, we are subject to reporting, recordkeeping and anti-money laundering provisions in the U.S. as well as other jurisdictions. Many of these laws are evolving, with requirements that may be unclear and inconsistent across jurisdictions, making compliance challenging. Subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage. During 2017 and 2018, there were significant regulatory reviews and actions taken by U.S. and other regulators and law enforcement agencies against banks, money services businesses and other financial institutions related to money laundering. We are also subject to regulatory oversight and enforcement by FinCEN. Any determination that we have violated any anti-money-laundering laws could have an adverse effect on our business, financial condition, and results of operations.

We are also subject to regulations imposed by the FCPA in the U.S. and similar anti-bribery laws in other jurisdictions. To the extent we expand our non-U.S. operations, we could experience a higher risk associated with the FCPA and similar anti-bribery laws than other companies. Since 2016, there has been an increase in regulatory reviews and enforcement actions taken by the U.S. and other regulators related to antibribery laws, along with increased scrutiny on payments to and relationships with, foreign entities and individuals. Any investigation or negative finding in connection with such laws could result in significant fines or internal compliance cost, and could also harm our reputation, which would result in a negative impact on our business.

Future developments in tax laws or regulations regarding the treatment and reporting of cryptocurrencies for U.S. and foreign tax purposes could adversely impact our tax expense and liabilities, reporting obligations, liquidity, and business.

Due to the new and evolving nature of cryptocurrencies and the absence of comprehensive legal and tax guidance with respect to digital asset products and transactions, many significant aspects of the U.S. and foreign tax treatment of transactions involving cryptocurrencies, such as the purchase and sale of cryptocurrencies, are uncertain, and it is unclear whether, when and what guidance may be issued in the future on the treatment of digital asset transactions for U.S. and foreign income tax purposes.

In 2014, the IRS released Notice 2014-21, discussing certain aspects of “virtual currency” for U.S. federal income tax purposes and, in particular, stating that such virtual currency (i) is “property,” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss, and (iii) may be held as a capital asset. In 2019, the IRS released Revenue Ruling 2019-24 and a set of “Frequently Asked Questions” (which have been periodically updated), that provide additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of virtual currency. However, this guidance does not address other significant aspects of the U.S. federal income tax treatment of cryptocurrencies and related transactions.

There continues to be uncertainty with respect to the timing, character and amount of income inclusions for various digital asset transactions. Although we believe our treatment of digital asset transactions for federal income tax purposes is consistent with existing guidance provided by the IRS and existing U.S. federal income tax principles, because of the rapidly evolving nature of digital asset innovations and the increasing variety and complexity of digital asset transactions and products, it is possible the IRS and various U.S. states may disagree with our treatment of certain digital asset transactions for U.S. tax purposes, which could adversely affect our users and our business. Similar uncertainties exist in the foreign markets in which we operate, affecting our non-U.S. user base, and these uncertainties and potential adverse interpretations of tax law could affect our non-U.S. users and the vitality of our platforms outside of the U.S. There can be no assurance that the IRS, the U.S. state revenue agencies or other foreign tax authorities, will not alter their respective positions with respect to cryptocurrencies in the future or that a court would uphold the treatment set forth in existing guidance. It also is unclear what additional guidance may be issued in the future on the treatment of existing digital asset transactions and future digital asset innovations for purposes of U.S. tax or other foreign tax regulations. Any such alteration of existing IRS, U.S. state and foreign tax authority positions or additional guidance regarding digital asset products and transactions could result in adverse tax consequences for holders of cryptocurrencies and could have an adverse effect on the value of cryptocurrencies and the broader cryptocurrency markets. Future technological and operational developments that may arise with respect to cryptocurrencies may increase the uncertainty with respect to the treatment of cryptocurrency for U.S. and foreign tax purposes. The uncertainty regarding tax treatment of digital asset transactions impacts our users, and could adversely impact our business, including if the volume of cryptocurrency transactions decreases due to adverse tax effect.

The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and results of operations.

On February 24, 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, increases in inflation and interest rates, instability in financial markets, supply chain interruptions, political and social instability, labor shortages, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.

The situation is rapidly evolving and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.

We are actively monitoring the situation in Ukraine and assessing its impact on our business. To date we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations. We are unable to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. Any of the abovementioned factors could affect our business, financial condition and results of operations. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q.

Risks Related to Third Parties

We currently rely on third-party service providers and their systems for certain aspects of our operations, and any interruptions in services provided by these third parties may impair our ability to support our users.

We rely on third parties and their systems in connection with many aspects of our business, including our kiosk manufacturers, our retail partners, logistics providers, and banks; cloud computing services and data centers that provide facilities, infrastructure, website functionality and access, components, and services, including databases and data center facilities and cloud computing; as well as third parties that provide outsourced user service, compliance support and product development functions, which are critical to our operations. Because we rely on third parties to provide these services and systems and to facilitate certain of our business activities, we face increased operational risks. We do not directly manage the operation of any of these third parties, including their data center facilities that we use. These third parties may be subject to financial, legal, regulatory, and labor issues, cybersecurity incidents, break-ins, computer viruses, denial-of-service attacks, sabotage, theft, acts of vandalism, privacy breaches, service terminations, disruptions, interruptions, and other misconduct. They are also vulnerable to damage or interruption from human error, power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, pandemics (including the COVID-19 pandemic), and similar events. For example, on February 24, 2021, the U.S. Federal Reserve’s payments network experienced an outage, which had the potential to result in reduced functionality for certain of our products. In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our services, impose additional costs or requirements on us or our users, or give preferential treatment to competitors. There can be no assurance that third parties that provide services to us or to our users on our behalf will continue to do so on acceptable terms, or at all. If any third parties do not adequately or appropriately provide their services or systems or perform their responsibilities to us or our users on our behalf, such as if third-party service providers close their data center facilities without adequate notice, are unable to restore operations and data, fail to perform as expected, or experience other unanticipated problems, we may be unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, and we may be subject to business disruptions, losses or costs to remediate any of the deficiencies, user dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could harm our business.

Many of our kiosks and key components to these kiosks are procured from a single or limited number of suppliers. Thus, we are at risk of shortage, price increases, tariffs, changes, delay, or discontinuation of these kiosks or components, which could disrupt and materially and adversely affect our business.

Due to our reliance on the components or products produced by certain of our suppliers, we are subject to the risk of shortages and long lead times or other disruptions in the supply of certain components or products. Our ongoing efforts to identify alternative manufacturers for the assembly of our products and for many of the single-sourced components used in our products may not be successful. In the case of off-the-shelf and other hardware components of our kiosk-based equipment, we are subject to the risk that our suppliers may discontinue or modify them, or that the components may cease to be available on commercially reasonable terms, or at all. We have in the past experienced, and may in the future experience, component shortages or delays or other problems in product assembly, and the availability of these components or products may be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, the occurrence of a contagious disease or illness, component or material shortages, cost increases, acquisitions, insolvency, bankruptcy, business shutdowns, trade restrictions, changes in legal or regulatory requirements, or other similar problems. The current global supply chain disruptions and shortages, in particular with respect to integrated circuits, have affected our supply chain and resulted in low levels of inventory for some of our hardware products. Therefore, our suppliers may be unable to timely fulfill orders for some hardware products. These hardware shortages could negatively affect our ability to deploy our kiosks and serve our users, and if such shortages continue for an extended period of time, could materially and adversely impact our financial results.

Additionally, various sources of supply-chain risk, including strikes or shutdowns at delivery ports or loss of or damage to our products while they are in transit or storage, intellectual property theft, losses due to tampering, third- party vendor issues with quality or sourcing control, failure by our suppliers to comply with applicable laws and regulation, potential tariffs or other trade restrictions, or other similar problems could limit or delay the supply of our products or harm our reputation. In the event of a shortage or supply interruption from suppliers of these components, such as the current global shortage of integrated circuits, we may not be able to develop alternate sources quickly, cost-effectively, or at all. Any interruption or delay in manufacturing, component supply, any increases in component costs (or prices charged by our vendors generally), or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to provide our products and services to users. This could harm our relationships with our users and retail partners, prevent us from acquiring new users and merchants, and materially and adversely affect our business.

A substantial portion of our kiosks are placed with a small number of retailers today. The expiration, termination or renegotiation of any of these contracts with our top retail partners or if one or more of our top retail partners were to cease doing business with us or substantially reduce its dealings with us, could cause our revenues to decline significantly and our business, financial condition and results of operations could be adversely impacted.

For the year ended December 31, 2022 and the three and six months ended June 30, 2023, we derived approximately 32%, 28.4% and 29.5%, respectively, of our total revenue from kiosks placed at the locations of our largest retail partner, Circle K, under individual corporate and franchisee lease agreements.

Because a significant portion of our kiosks are placed with a small number of retailers, a portion of our future revenues and operating income depends upon the successful continuation of our relationship with our top retail partners and the loss of any of our largest retail partners, a decision by any one of them to reduce the number of our kiosks placed in their locations, or a decision to sell or close their locations could result in a decline in our revenues or otherwise adversely impact our business operations. Furthermore, if their financial conditions were to deteriorate in the future, and as a result, one or more of these retail partners were required to close a significant number of their store locations, our revenues would be significantly impacted.

Additionally, these retail partners may elect not to renew their contracts when they expire. Even if our major contracts are extended or renewed, the renewal terms may be less favorable to us than the current contracts. If any of our largest retail partners enters bankruptcy proceedings and rejects its contract with us, fails to renew its contract upon expiration, or if the renewal terms with any of them are less favorable to us than under our current contracts, it could result in a decline in our revenues and profits and have a material adverse impact on our operations and cash flows.

Risks Related to our Management and Employees

Our management team has limited experience managing a public company.

Our management team has limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, operating results, and financial condition.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could adversely impact our business, operating results, and financial condition.

We operate in a relatively new industry that is not widely understood and requires highly skilled and technical personnel. We believe that our future success is highly dependent on the talents and contributions of our senior management team, members of our executive team, and other key employees across product, engineering, risk management, finance, compliance and legal, and marketing. Our future success depends on our ability to attract, develop, motivate, and retain highly qualified and skilled employees. Due to the nascent nature of the digital financial system, the pool of qualified talent is extremely limited, particularly with respect to executive talent, engineering, risk management, and financial regulatory expertise. We face intense competition for qualified individuals from numerous software and other technology companies. To attract and retain key personnel, we incur significant costs, including salaries and benefits and equity incentives. Even so, these measures may not be enough to attract and retain the personnel we require to operate our business effectively. The loss of even a few key employees or senior leaders, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business could adversely impact our operating results and impair our ability to grow.

Our officers, directors, employees, and large stockholders may encounter potential conflicts of interests with respect to their positions or interests in cryptocurrencies, entities, and other initiatives and digital asset-related businesses, which could adversely affect our business and reputation.

Certain of our officers, directors, and employees are involved with or active investors in certain digital asset-related businesses, such as cryptocurrency miners, as well as active investors in digital asset projects themselves, and may make investment decisions that favor projects that they have personally invested in. Our largest stockholders may also make investments in these digital asset projects. Similarly, certain of our directors, officers, employees, and large stockholders may hold cryptocurrencies that we are considering supporting, and may be more supportive of such listing notwithstanding legal, regulatory, and other issues associated with such cryptocurrencies. While we have instituted policies and procedures to limit and mitigate such risks, there is no assurance that such policies and procedures will be effective, or that we will be able to manage such conflicts of interests adequately. If we fail to manage these conflicts of interests, or we receive unfavorable media coverage with respect to actual or perceived conflicts of interest, our business may be harmed and the brand, reputation and credibility of our company may be adversely affected.

Risks Related to our Organizational Structure and the Tax Receivable Agreement

We are a holding company. Our sole material asset is our interests in BT HoldCo, and we are accordingly dependent upon distributions from BT HoldCo to pay taxes, make payments under the Tax Receivable Agreement, and cover our corporate and other overhead expenses.

We are a holding company and have no material assets other than our ownership of equity interests in BT HoldCo. As such, we do not have any independent means of generating revenue or cash flow, and our ability to pay taxes and operating expenses or declare and pay dividends in the future, if any, is dependent upon the financial results and cash flows of BT HoldCo and its subsidiaries (including BT OpCo), and distributions we receive from BT HoldCo.

BT HoldCo is treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to entity-level U.S. federal income taxation. Instead, taxable income will be allocated to the unitholders of BT HoldCo. Furthermore, BT OpCo is disregarded as an entity separate from BT HoldCo for U.S. federal income tax purposes. Accordingly, we are required to pay income taxes on our allocable share of any net taxable income of BT HoldCo, which includes income of BT OpCo. To the extent BT HoldCo has available cash, we generally intend to cause BT HoldCo to make pro rata distributions to its unitholders, including us, in an amount at least sufficient to allow us to cover our tax obligations, to satisfy our payment obligations under the Tax Receivable Agreement and to cover our corporate and other overhead expenses. There can be no assurance that BT HoldCo and its subsidiaries (including BT OpCo) will generate sufficient cash flow to distribute funds to us, or that applicable state law and contractual restrictions, including negative covenants in any financing agreements of BT HoldCo or its subsidiaries (including BT OpCo), will permit such distributions. To the extent that we need funds and BT HoldCo or its subsidiaries (including BT OpCo) are restricted from making such distributions under applicable law or under the terms of any financing agreements, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, we qualify for, and currently and may in the future rely on, certain exemptions from Nasdaq’s corporate governance requirements. As such, you may not have the same protections afforded to stockholders of companies that are subject to such requirements.

Because Brandon Mintz (through his ownership interests in BT Assets) owns a majority of the voting power of our outstanding common stock, we qualify as a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under the Nasdaq rules, a listed company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	a majority of the board of directors consist of independent directors;

•	the nominating and corporate governance committee of the Board be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	there be an annual performance evaluation of the nominating and corporate governance and compensation committees.

These requirements will not apply to us as long as we remain a controlled company. We currently rely on two of these exemptions. As a result, we will not have a fully independent compensation committee or a fully independent nominating and corporate governance committee. We may in the future also rely on the other exemptions so long as we qualify as a controlled company. To the extent we rely on any of these exemptions, holders of shares of Class A common stock will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Brandon Mintz and his affiliates (including BT Assets) own a substantial majority of the common stock and have the right to appoint a majority of our board members, and his interests may conflict with those of other stockholders.

Holders of our voting stock will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or the Amended and Restated Charter. As a result of BT Assets’ majority ownership, we are a “controlled company” within the meaning of Nasdaq corporate governance standards and BT Assets will be able to substantially influence matters requiring stockholder or board approval, including the election of directors, approval of any potential acquisition of us, changes to our organizational documents, significant corporate transactions, and certain decisions we make with respect to directing the manager of BT HoldCo. In particular, for so long as BT Assets continues to own a majority of our voting stock, Brandon Mintz, through BT Assets, will be able to substantially influence matters requiring stockholder or board approval, including the election of directors, approval of any potential acquisition of us, changes to our organizational documents, significant corporate transactions, and certain board decisions with respect to the management of BT HoldCo. This concentration of ownership makes it unlikely that any other holder or group of holders of common stock or Preferred Stock will be able to affect the way we and BT HoldCo are managed or the direction of our business. Furthermore, the concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of us and ultimately might adversely affect the trading price of the Class A common stock to the extent investors perceive a disadvantage in owning stock of a company with a controlling stockholder. The interests of BT Assets and Brandon Mintz with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings, and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders.

For example, the interests of BT Assets may conflict with the interests of our other stockholders in light of the Tax Receivable Agreement and its ownership of the BT HoldCo Preferred Units. In particular, BT Assets’ right to receive payments under the Tax Receivable Agreement could influence its decisions regarding whether and when to support the disposition of assets, the incurrence or refinancing of new or existing indebtedness, the timing or amount of distributions by BT HoldCo or the termination of the Tax Receivable Agreement and acceleration of our obligations thereunder. The determination of future tax reporting positions, the structuring of future transactions and the handling of any challenge by any taxing authority to our tax reporting positions may take into consideration tax or other interests of BT Assets, including the effect of such positions on our obligations under the Tax Receivable Agreement and with respect to the amount of tax distributions, which may differ from our interests or the interests of our other stockholders. In addition, BT Assets’ ownership of the BT HoldCo Preferred Units and the right to receive distributions pursuant thereto could influence decisions regarding the timing or amount of distributions by BT HoldCo, and BT Assets’ interests in connection with such matters may differ from the interests of our other stockholders. These decisions could adversely affect our liquidity or financial condition.

We are required to make payments to BT Assets under the Tax Receivable Agreement for certain Tax Attributes, and no such payments will be made to any party other than BT Assets. The amounts of such payments could be significant.

In connection with the closing of the Merger, we entered into a Tax Receivable Agreement with BT HoldCo and BT Assets. Pursuant to the Tax Receivable Agreement, we are generally required to pay BT Assets 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign income taxes that we actually realize, or in certain circumstances are deemed to realize, as a result of certain Tax Attributes, including:

•

existing tax basis in certain assets of BT HoldCo and BT OpCo, including assets that will eventually be subject to depreciation or amortization, once placed in service, attributable to BT HoldCo Common Units acquired by us in connection with the closing of the Merger and thereafter in accordance with the terms of the BT HoldCo Amended and Restated Limited Liability Company Agreement;

•

tax basis adjustments resulting from our acquisition of BT HoldCo Common Units from BT Assets at the closing of the Merger and thereafter pursuant to the terms of the BT HoldCo Amended and Restated Limited Liability Company Agreement (including any such adjustments resulting from certain payments made by us under the Tax Receivable Agreement);

•	disproportionate tax-related allocations as a result of Section 704(c) of the Code; and

•	tax deductions in respect of interest payments deemed to be made by us in connection with the Tax Receivable Agreement (collectively, “Tax Attributes”).

The payment obligations under the Tax Receivable Agreement are our obligations and not obligations of BT HoldCo. For purposes of the Tax Receivable Agreement, we will generally be treated as realizing a tax benefit from the use of a Tax Attribute on a “with and without” basis, by comparing our actual tax liability to the amount we would have been required to pay had we not been able to utilize any of the Tax Attributes. The amounts payable, as well as the timing of any payments, under the Tax Receivable Agreement are dependent upon significant future events, including (but not limited to) the timing of the exchanges of BT HoldCo Common Units and surrender of a corresponding number of shares of Class V common stock, the price of the Class A common stock at the time of each exchange, the extent to which such exchanges are taxable transactions, the depreciation and amortization periods that apply to any increase in tax basis resulting from such exchanges, the types of assets held by BT HoldCo and BT OpCo, the amount and timing of taxable income we generate in the future, the U.S. federal income tax rate then applicable and the portion of our payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis.

Payments under the Tax Receivable Agreement generally will be based on the tax reporting positions that we determine (with the amount of subject payments determined in consultation with an advisory firm and subject to BT Assets’ review and consent). The IRS or another taxing authority may challenge all or any part of a position taken with respect to Tax Attributes or the utilization thereof, as well as other tax positions that we take, and a court may sustain such a challenge. In the event that any Tax Attributes initially claimed or utilized by us are disallowed, BT Assets will not be required to reimburse us for any excess payments that may previously have been made pursuant to the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, any excess payments made to BT Assets will be applied against and reduce any future cash payments otherwise required to be made by us to BT Assets under the Tax Receivable Agreement, after the determination of such excess. However, a challenge to any Tax Attributes initially claimed or utilized by us may not arise for a number of years following the initial time of such payment. Moreover, even if a challenge arises earlier, any such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. As a result, there might not be future cash payments against which such excess can be applied and we could be required to make payments under the Tax Receivable Agreement in excess of our actual savings in respect of the Tax Attributes, which could materially impair our financial condition.

We expect that the payments that we will be required to make under the Tax Receivable Agreement could be substantial. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement. Moreover, the payments under the Tax Receivable Agreement will not be conditioned upon BT Assets having a continued ownership interest in us.

In certain cases, payments under the Tax Receivable Agreement may be accelerated or significantly exceed the actual benefits we realize, if any, in respect of the Tax Attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement provides that, in the case of certain early termination events (including certain changes of control, material breaches, or at our option subject to the approval of a majority of our independent directors), we will be required to make a lump-sum cash payment to BT Assets equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including that we will have sufficient future taxable income to fully utilize the Tax Attributes over certain specified time periods and that all BT HoldCo Common Units that had not yet been exchanged for Class A common stock, Class M common stock, or cash are deemed exchanged.

Accordingly, as a result of these assumptions, the required lump-sum payment may be significantly in advance of, and could materially exceed, the realized future tax benefits to which the payment relates. Consequently, our obligations under the Tax Receivable Agreement could have a material and adverse impact on Bitcoin Depot’s liquidity and financial condition and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, in connection with the preparation of the proxy statement filed in connection with the Business Combination, we previously estimated that, if we had experienced a change of control or the Tax Receivable Agreement had otherwise been terminated immediately after the closing of the Merger, the estimated lump-sum payment would have been approximately $90.2 million. This estimated lump-sum payment was based on certain assumptions and was calculated using a discount rate equal to the Secured Overnight Financing Rate plus 100 basis points, applied against an undiscounted liability of approximately $134.6 million (based on the 21% U.S. federal corporate income tax rate and an estimated state and local income tax rate). These amounts are estimates and were prepared for informational purposes only. The actual amount of such lump-sum payment could vary significantly. There can be no assurance that we will be able to finance such lump-sum payment. In addition, to the extent that we are unable to make such lump-sum payment for any reason, the unpaid amounts will be deferred and will accrue interest until paid.

In the event that our payment obligations under the Tax Receivable Agreement are accelerated upon certain changes of control, the consideration payable to holders of Class A common stock could be substantially reduced.

If we experience a change of control (as defined under the Tax Receivable Agreement), our obligation to make the lump-sum payment required under the Tax Receivable Agreement could result in holders of Class A common stock receiving substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Further, BT Assets is not required to have a continued equity interest in us or BT HoldCo in order to receive payments under the Tax Receivable Agreement and therefore may not have an equity interest in us at the time of any such change of control. Accordingly, the interests of BT Assets may conflict with those of the holders of Class A common stock.

If BT HoldCo were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and BT HoldCo might be subject to potentially significant tax inefficiencies, and we would not be able to recover payments previously made by us under the Tax Receivable Agreement even if the corresponding Tax Attributes were subsequently determined to have been unavailable due to such status.

We and BT HoldCo intend to operate such that BT HoldCo does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, exchanges of BT HoldCo Common Units pursuant to the BT HoldCo Amended and Restated Limited Liability Company Agreement or other transfers of BT HoldCo Common Units could cause BT HoldCo to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to operate such that exchanges or other transfers of BT HoldCo Common Units qualify for one or more such safe harbors.

If BT HoldCo were to become a publicly traded partnership, significant tax inefficiencies might result for us and for BT HoldCo, including as a result of our inability to file a consolidated U.S. federal income tax return with BT HoldCo. In addition, we would no longer receive the benefit of certain increases in tax basis received as a result of our acquisition of BT HoldCo Common Units from BT Assets, and we would not be able to recover any payments previously made by us under the Tax Receivable Agreement, even if the corresponding Tax Attributes were subsequently determined to have been unavailable due to BT HoldCo’s status as a publicly traded partnership.

In certain circumstances, BT HoldCo will be required to make tax distributions to the BT HoldCo unitholders (including us) and the tax distributions that BT HoldCo will be required to make may be substantial. To the extent we receive tax distributions in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement and do not distribute such cash balances as dividends on shares of Class A common stock, BT Assets could benefit from such accumulated cash balances if it exchanges its BT HoldCo Common Units pursuant to the BT HoldCo Amended and Restated Limited Liability Company Agreement.

BT HoldCo is treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to U.S. federal income tax. Instead, taxable income will generally be allocated to the BT HoldCo unitholders (including us). The BT HoldCo Amended and Restated Limited Liability Company Agreement requires tax distributions be made by BT HoldCo to the BT HoldCo unitholders (including us), on a pro rata basis, to the extent funds of BT HoldCo are legally available for distribution and such distribution would not be prohibited under any credit facility or any other agreement to which BT HoldCo or any of its subsidiaries is a party, in each case, as determined by us in our reasonable discretion. Tax distributions will be made on a quarterly basis to each unitholder based on such unitholder’s allocable share of the taxable income of BT HoldCo and an assumed tax rate (and, in our case, taking into account our obligations under the Tax Receivable Agreement). The assumed tax rate will be the highest combined federal, state, and local tax rate that may potentially apply to a corporate or individual taxpayer (whichever is higher), taking into account certain assumptions and without regard to the actual final tax liability of any unitholder.

As a result of (i) potential differences in the amount of net taxable income allocable to us and to BT Assets, (ii) the lower maximum tax rate applicable to corporations than individuals, and (iii) the use of an assumed tax rate in calculating BT HoldCo’s tax distribution obligations, we may receive distributions significantly in excess of our actual tax liabilities and our obligations to make payments under the Tax Receivable Agreement. We will have no obligation to distribute such cash balances to our stockholders. If we do not distribute such cash balances as dividends on shares of Class A common stock and instead, for example, hold such cash balances or lend them to BT HoldCo, BT Assets would benefit from any value attributable to such accumulated cash balances as a result of its right to acquire shares of Class A common stock, Class M common stock or, at our election, an amount of cash equal to the fair market value thereof, in exchange for its BT HoldCo Common Units.

If we are deemed an “investment company” under the Investment Company Act applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

An issuer will generally be deemed to be an “investment company” for purposes of the Investment Company Act if:

•

it is an “orthodox” investment company because it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities; or

•

it is an inadvertent investment company because, absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We believe that we are engaged primarily in the business of operating BTMs that allow users to purchase Bitcoin with cash and not primarily in the business of investing, reinvesting, or trading in securities. We do not propose to engage primarily in the business of investing, reinvesting, or trading in securities. Accordingly, we do not believe that BT Assets is, or that BT OpCo, BT HoldCo, or Bitcoin Depot will be, an “orthodox” investment company as described in the first bullet point above. Furthermore, Bitcoin Depot will treat each of BT OpCo and BT HoldCo as a majority-owned subsidiary for purposes of the Investment Company Act. Therefore, we believe that less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis following the closing of the Merger comprise assets that could be considered investment securities. Accordingly, we do not believe that Bitcoin Depot, BT HoldCo, or BT OpCo will be an inadvertent investment company by virtue of the 40% inadvertent investment company test as described in the second bullet point above. In addition, we believe we will not be an investment company under section 3(b)(1) of the Investment Company Act because we will be primarily engaged in a non-investment company business.

The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. Following the closing of the Merger, we have continued and intend to continue to conduct our operations so that we will not be deemed to be an investment company under the Investment Company Act. However, if anything were to happen that would cause us to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates (including BT HoldCo and BT OpCo) and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among BT OpCo, us or our senior management team, or any combination thereof and materially and adversely affect our business, financial condition, and results of operations.

Our ability to pay dividends to our stockholders will be subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.

As a holding company, we are dependent upon the ability of BT OpCo to generate earnings and cash flows and distribute them to us (through BT HoldCo) so that we may pay our obligations and expenses (including our taxes and payments under the Tax Receivable Agreement) and pay to our stockholders any dividends that our board of directors may declare, in its sole discretion, in the future. See “—We are not obligated to, and do not intend to pay dividends on any class of our common stock for the foreseeable future. Our ability to pay dividends to our stockholders will be subject to the discretion of our board of directors and may be limited by our holding company structure, our financing arrangements and applicable provisions of Delaware law.” We expect to cause BT HoldCo to make distributions to its members. However, the ability of BT HoldCo to make such distributions to holders of its BT HoldCo Common Units is subject to its operating results, cash requirements and financial condition, restrictive covenants in our debt instruments, preferential distributions to the holders of the BT HoldCo Preferred Units, and applicable Delaware law (which may limit the amount of funds available for distribution to its members). Our ability to declare and pay dividends to our stockholders is likewise subject to Delaware law (which may limit the amount of funds available for dividends). If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may be required to reduce or eliminate, the payment of future dividends, if any, on Class A common stock or Class M common stock.

Risks Related to our Indebtedness

We are party to debt agreements (and we may in the future become party to new debt agreements) that could restrict our operations and impair our financial condition. The agreements governing our indebtedness will impose restrictions on us that limit the discretion of management in operating our business and that, in turn, could impair our ability to meet our obligations under our debt.

The agreements governing our Term Loan include restrictive covenants that, among other things, restrict our ability to:

•	incur additional debt;

•	pay dividends and make distributions;

•	make certain investments;

•	repurchase equity interests and prepay certain indebtedness;

•	create liens;

•	enter into transactions with affiliates;

•	modify the nature of our business;

•	transfer and sell assets, including material intellectual property;

•	enter into agreements prohibiting our ability to grant liens in favor of our senior secured creditors;

•	amend or modify the terms of any junior financing arrangements;

•	amend our organizational documents; and

•	merge, dissolve, liquidate or consolidate.

In addition, our Term Loan includes other restrictions. Our failure to comply with the terms and covenants of our indebtedness could lead to a default under the terms of the governing documents, which would entitle the lenders to accelerate the indebtedness and declare all amounts owed due and payable.

As of June 30, 2023, our total indebtedness, excluding unamortized debt discounts and debt issuance costs of $4.5 million, was $22.5 million, including the accrual for the current note payable exit fee. In connection with the consummation of the Merger, we amended and restated our existing credit agreement, which provided BT OpCo with a $20.8 million term loan. We may also incur significant additional indebtedness in the future.

Our substantial indebtedness could have adverse consequences, including:

•	making it more difficult for us to satisfy our obligations;

•	increasing our vulnerability to adverse economic, regulatory and industry conditions;

•	limiting our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other purposes;

•	requiring us to dedicate a substantial portion of our cash flow from operations to fund payments on our debt, thereby reducing funds available for operations and other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	making us more vulnerable to increases in interest rates; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt.

We may be unable to generate sufficient cash to service all of our indebtedness and financial commitments.

Our ability to make scheduled payments on or to refinance our indebtedness and financial commitments depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions including financial, business and other factors beyond our control. We may be unable to generate sufficient cash flow to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund debt and other obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure our indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to service our debt would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. If we face substantial liquidity problems, we might be required to sell assets to meet debt and other obligations. Our debt restricts our ability to dispose of assets and dictates our use of the proceeds from such disposition.

We may not be able to consummate dispositions, and the proceeds of any such disposition may be inadequate to meet obligations. We may be unable to access adequate funding as a result of a decrease in lender commitments due to an unwillingness or inability on the part of lending counterparties to meet their funding obligations and the inability of other lenders to provide additional funding to cover a defaulting lender’s portion. As a result, we may be unable to execute our business plan, make acquisitions or otherwise conduct operations, which would have a material adverse effect on our financial condition and results of operations.

Increases in interest rates could adversely affect our business.

We require continued access to capital. Our business and operating results can be harmed by factors such as the availability, terms of, and cost of capital, increases in interest rates, or a reduction in credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce cash flow, and place us at a competitive disadvantage. Recent and continuing disruptions and volatility in the global capital markets may lead to a contraction in credit availability impacting our ability to finance our operations. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our financial condition and results of operations.

Risks Related to Ownership of Our Securities

The market price of our Class A common stock may be volatile, and could decline significantly and rapidly. Market volatility may affect the value of an investment in our Class A common stock and could subject us to litigation.

The market price of our Class A common stock could be subject to wide fluctuations in response to the risk factors described in this Quarterly Report on Form 10-Q and others beyond our control, including:

•	the number of shares of Class A common stock publicly owned and available for trading;

•	overall performance of the equity markets or publicly-listed financial services, cryptocurrency and technology companies;

•	our actual or anticipated operating performance and the operating performance of our competitors;

•	changes in the projected operational and financial results we provide to the public or our failure to meet those projections;

•

failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet the estimates or the expectations of investors;

•	any major change in our board of directors, management or key personnel;

•	issuance of shares of Class A common stock;

•	the highly volatile nature of the digital financial system and the prices of cryptocurrencies;

•	rumors and market speculation involving the digital financial system or us or other companies in our industry;

•

announcements by us or our competitors of significant innovations, new products, services, features, integrations or capabilities, acquisitions, strategic investments, partnerships, joint ventures, or capital commitments; and

•	other events or factors, including those resulting from COVID-19, political instability, and acts of war, or terrorism, or responses to these events, including the current conflict in Ukraine.

Furthermore, the stock market has recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies and financial services, cryptocurrency and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general macroeconomic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

An active, liquid trading market for our Class A common stock may not develop or be sustained, which may adversely affect the value of our Class A common stock.

Upon the closing of the Merger, our Class A common stock commenced trading on Nasdaq under the symbol “BTM.” An active trading market for our shares may not develop or be sustained, which in turn would likely have a material adverse effect on the value of our Class A common stock. The market price of our Class A common stock may decline below the initial public offering price, and you may not be able to sell your shares of our Class A common stock at or above the price you paid, or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

The class structure of our Common Stock has the effect of concentrating voting control within Brandon Mintz and his affiliates (including BT Assets), which limits or precludes your ability to influence corporate matters.

Shares of Class M common stock and Class V common stock each have ten votes per share, and shares of Class A common stock and Class O common stock each have one vote per share. Because of the ten-to-one voting ratio between the Class M common stock and the Class V common stock, on the one hand, and all other classes of our voting stock, on the other hand, the holder(s) of Class V common stock collectively holds more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. In the event Brandon Mintz and his affiliates (including, without limitation, BT Assets) cease to beneficially own in the aggregate (directly or indirectly) a number of shares of Class M common stock and Class V common stock that, in the aggregate, is at least 20% of the voting power represented by the shares of Class V common stock held by them, in the aggregate, as of immediately after the closing, (i) each of the then-outstanding shares of Class M common stock will automatically convert, on a one-for-one basis, into one fully paid and non-assessable share of Class A common stock and (ii) each of the then-outstanding shares of Class V common stock will automatically convert, on a one-for-one basis, into one fully paid and non-assessable share of Class O common stock, in each case without any further action required on the part of Bitcoin Depot or any other person.

Any purported transfer or assignment of shares of Class O common stock or Class V common stock which is not permitted by or otherwise provided for under the Amended and Restated Charter will be null and void and not recognized or given effect. Transfers by holders of shares of Class M common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. Such conversions of shares of Class M common stock to shares of Class A common stock upon transfer will have the effect, over time, of increasing the relative voting power of those other holders of shares of Class M common stock (if any) who retain their shares in the long-term. However, because of the nature of the relative voting power of classes of our common stock, the holders of Class V common stock and Class M common stock, notwithstanding conversions of shares thereof conversions, may continue to control a majority of the combined voting power of our outstanding capital stock.

We are not obligated to, and do not intend to pay dividends on any class of our common stock for the foreseeable future. Our ability to pay dividends to our stockholders will be subject to the discretion of our board of directors and may be limited by our holding company structure, our financing arrangements and applicable provisions of Delaware law.

We have never declared or paid any cash dividends on any class of common stock, are not obligated to pay, and do not intend to pay any cash dividends in the foreseeable future. We anticipate that for the foreseeable future we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Our payment of any dividends will be subject to contractual and legal restrictions and other factors that our board of directors deems relevant.

Our Amended and Restated Charter contains an exclusive forum provision for certain claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Amended and Restated Charter provides that, to the fullest extent permitted by law, and unless we provide consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee or stockholder to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our Amended and Restated Charter or our Amended and Restated Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine, provided that this provision, including for any “derivative action,” will not apply to suits to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and the Amended and Restated Charter provides that the federal district courts of the United States of America are, to the fullest extent permitted by law, the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, unless we consent in writing to the selection of an alternative forum. Our decision to adopt an exclusive forum provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the exclusive forum provision should be enforced in a particular case, application of the exclusive forum provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. The exclusive forum provision applies to suits brought to enforce any duty or liability created by the Exchange Act to the fullest extent permitted by law. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities will be deemed to have notice of and consented to our exclusive forum provisions. These provisions may limit our stockholders’ ability to bring a claim in a judicial forum they find favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Amended and Restated Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Anti-takeover provisions contained in our Amended and Restated Charter, our Amended and Restated Bylaws and provisions of Delaware law could impair a takeover attempt.

Our Amended and Restated Charter, Amended and Restated Bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of shares of Class A common stock. Among other things, the class structure of our common stock provides holders of Class M common stock and Class V common stock with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our common stock. Further, our Amended and Restated Charter and Amended and Restated Bylaws include provisions (i) providing our directors with the exclusive ability (subject to the rights of holders of any series of preferred stock) to fill a vacancy on the board of directors; (ii) authorizing our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used, among other things, to institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors; (iii) after we no longer qualify as a “controlled company” under applicable Nasdaq listing rules, limiting stockholders’ ability (a) to call special meetings of stockholders, (b) to require special meetings of stockholders to be called and (c) to take action by written consent; (iv) requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors; and (v) not permitting cumulative voting rights. These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we would normally be subject to certain provisions of Delaware law, including Section 203 of the DGCL, which prevents certain stockholders holding more than 15% of our outstanding capital stock from engaging in certain business combinations without the approval of our board of directors or the holders of at least two-thirds of our outstanding voting stock not held by such stockholder. We expressly elect not to be subject to Section 203 of the DGCL in our Amended and Restated Charter.

Any provision of our Amended and Restated Charter, Amended and Restated Bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for shares of Class A common stock.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This, as well as other future sales of Class A common stock in the public market, or the perception that any such sales may occur, could cause the market price of Class A common stock to drop significantly, even if our business is doing well, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. Subject to certain limitations and exceptions, BT Unitholders may exchange their BT Units, together with shares of Class V common stock or Class O common stock, for shares of Class M common stock or Class A common stock, respectively (on a one-for-one basis, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions) and then transfer those shares of Class M common stock (which, in that, case automatically convert into shares of Class A common stock) or sell those shares of Class A common stock. This could cause the market price of the Class A common stock to drop significantly, even if our business is doing well. Sales of a substantial number of shares of Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of the Class A common stock. We may file additional registration statements to provide for the resale from time to time of restricted shares issued in connection with closing of the Merger. As restrictions on resale end and the registration statements are available for use, the market price of the Class A common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Warrants will become exercisable for Class A common stock, which would increase the number of shares eligible for future resale in the public market and result in further dilution to our stockholders.

Outstanding warrants to purchase an aggregate of 43,848,750 shares of Class A common stock are exercisable in accordance with the terms of the Warrant Agreement governing those securities. These Public Warrants and Private Placement Warrants are exercisable for $11.50 per share at any time. To the extent such Warrants are exercised, additional shares of Class A common stock will be issued, which will result in further dilution to the holders of shares of Class A common stock and increase the number of shares of Class A common stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of shares of Class A common stock.

The Private Placement Warrants are identical to the Public Warrants except as otherwise set forth herein that: (i) the Company may not elect to redeem the Private Placement Warrants; (ii) the Private Placement Warrants (including the shares of Class A common stock issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by Sponsor; (iii) they may be exercised by the Sponsor or its permitted transferees on a cashless basis; and (iv) the Private Placement Warrants (including the shares of Class A common stock issuable upon exercise of the Private Placement Warrants) are entitled to registration rights.

The Warrants may not be “in the money” or expire worthless, and we may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Public Warrants worthless.

The exercise price for each Warrant is $11.50 per share, subject to adjustment, which is greater than the market price of our Class A common stock, which was $3.35 per share based on the closing price on August 16, 2023. There can be no assurance that the Warrants will be “in the money” prior to their expiration and, as such, the Warrants may expire worthless.

We also have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant, provided that the last reported sale price of Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the Public Warrant holders equals or exceeds $18.00 per share and provided certain other conditions are met. If and when the Public Warrants become redeemable, we may exercise its redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force you (i) to exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (ii) to sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants; or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants. In addition, such redemption may occur at a time when the Public Warrants are “out of the money,” in which case you would lose any potential embedded value from a subsequent increase in the value of our Class A common stock had your Public Warrants remained outstanding.

We may issue preferred stock whose terms could adversely affect the voting power or value of the Class A common stock.

The Amended and Restated Charter authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. On June 30, 2023, in connection with the closing of the Merger, we issued 4,300,000 shares of Series A Preferred Stock in a private placement to entities affiliated with Shaolin in connection with the previously announced PIPE Financing. Although the Series A Preferred Stock do not carry voting rights (other than in relation to amendments to the certificate of designation itself or as required by the DGCL), the terms of one or more additional classes or series of preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A common stock.

Each share of Series A Preferred Stock (i) ranks senior to our common stock with respect to dividends, distributions, redemptions, and payments upon liquidation or dissolution, (ii) is entitled to participate in any distributions or dividends made to holders of Class A common stock, (iii) does not have voting rights (other than in relation to amendments to the certificate of designation itself or as required by the DGCL), (iv) is initially convertible at any time at the election of the holder into one share of Class A common stock, subject to accrued and unpaid dividends, if any, and (v) be entitled to customary anti-dilution protections.

BT OpCo has identified material weaknesses in its internal control over financial reporting. If it is unable to develop and maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence and materially and adversely affect its business and operating results, and it may face litigation as a result.

In connection with the preparation of BT OpCo’s consolidated financial statements as of December 31, 2022, management of BT OpCo identified material weaknesses in its internal control over financial reporting. The material weaknesses had not been remediated as of June 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The material weaknesses identified related to (i) the fact that BT OpCo did not have formalized system of internal control over financial reporting in place to ensure that risks are properly assessed, controls are properly designed and implemented and internal controls are properly monitored and functioning, (ii) BT OpCo’s reliance on IT systems and the use of service organizations to initiate, process, and record transactions, for which it did not evaluate or test the respective control objectives and data provided by the service organizations, and did not maintain a sufficient complement of formally documented general IT controls over access, segregation of duties, security, and change management, (iii) BT OpCo’s lack of technical accounting resources to analyze and apply technical accounting considerations, (iv) BT OpCo having insufficient controls in place to prevent potential unauthorized activity related to cryptocurrencies, and (v) an ineffective review over the consolidation process. Management of BT OpCo has concluded that these material weaknesses arose because, as a private company, BT OpCo did not have the necessary business processes, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

Effective internal controls are necessary to provide reliable financial reports and prevent fraud, and material weaknesses could limit the ability to prevent or detect a misstatement of accounts or disclosures that could result in a material misstatement of annual or interim financial statements. To address the material weaknesses, BT OpCo will need to add personnel as well as implement additional financial reporting processes. Management of BT OpCo intends to continue to take steps to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting personnel, further enhancing their accounting processes, and by monitoring the respective controls. Management will not be able to fully remediate these material weaknesses until these steps have been completed and the controls have been operating effectively for a sufficient period of time. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects or that the actions that management may take in the future will be sufficient to remediate the control deficiencies that led to the material weaknesses in BT OpCo’s internal control over financial reporting or that they will prevent or detect potential future material weaknesses. BT OpCo’s current controls and any new controls that management develops may become inadequate because of changes in conditions in the business and weaknesses in disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm the operating results or cause BT OpCo to fail to meet the reporting obligations and may result in a restatement of BT OpCo’s financial statements for prior periods.

BT OpCo’s independent registered public accounting firm is not required to attest to the effectiveness of the internal control over financial reporting until after BT OpCo is no longer an “emerging growth company” as defined in the JOBS Act. At such time, BT OpCo’s independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which the internal control over financial reporting is documented, designed or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of the internal control over financial reporting that will eventually be required to be included in Bitcoin Depot’s periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in Bitcoin Depot’s reported financial and other information, which would likely have a negative effect on the trading price of the Class A common stock. In addition, we will not be able to continue to be listed on Nasdaq, which could have an adverse effect on the liquidity of your investment.

Uncertainties with respect to reference period payments we may be required to make to the PIPE Subscribers, or that may be due to us, under the PIPE Agreement could materially and adversely affect our liquidity position, our ability to operate our business and execute our business strategy, and the trading volatility and price of our securities.

On June 23, 2023, we entered into the PIPE Agreement with Lux Vending, LLC dba Bitcoin Depot and the PIPE Subscribers, pursuant to which, among other things, on the date of, and substantially concurrently with, the closing of the Merger, we issued and sold to the PIPE Subscribers in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act, shares of Series A Preferred Stock which are initially convertible into shares of Class A common stock on a one-for-one basis, representing an aggregate of 4,300,000 shares of Class A common stock on an as-converted basis, and the PIPE Subscribers agreed to not redeem 700,000 shares of Class A common stock in connection with the GSRM special meeting of stockholders to consider and approve, among other proposals, the Merger. The PIPE Financing, together with the PIPE Non-Redemption (as defined herein), represented gross proceeds of up to approximately $50 million (excluding certain premiums and reimbursements and subject to reduction) in the form of cash proceeds from the PIPE Financing or funds in the Trust Account in respect of the PIPE Non-Redemption.

Excluding $7 million that was released to the Company at the closing of the Merger, the proceeds of the PIPE Financing are initially held by the PIPE Subscribers, subject to release to us or retention by the PIPE Subscribers as described below. The amount of PIPE Financing proceeds to be released to us (such amounts, the “Released Amounts”) or retained by the PIPE Subscribers (such amounts, the “Retained Amounts”) will be determined during six Reference Periods selected by us in advance out of a total of eight possible Reference Periods, each consisting of 10 consecutive VWAP Trading Days (as defined in the PIPE Agreement) beginning on the first day of each such Reference Period. The first Reference Period begins on the 76th day after the closing of the Merger; the second Reference Period begins on the 106th day after the closing of the Merger; the third Reference Period begins on the 136th day after the closing of the Merger; the fourth Reference Period begins on the 166th day after the closing of the Merger; the fifth Reference Period begins on the 196th day after the closing of the Merger; the sixth Reference Period begins on the 226th day after the closing of the Merger; the seventh Reference Period begins on the 256th day after the closing of the Merger; and the eighth Reference Period begins on the 286th day after the closing of the Merger.

The amount of funds to be released to us or retained by the PIPE Subscribers in any Reference Period will be based on (i) the amount of proceeds held by the PIPE Subscribers at the outset of each Reference Period; (ii) the value of approximately one sixth of the Class A common stock attributable to the PIPE Financing observed during the Reference Period (based on the arithmetic average of the volume weighted average price on each VWAP Trading Day (as defined in the PIPE Agreement) of the Reference Period or, in certain circumstances, a Qualifying Private Bid Price (as defined in the PIPE Agreement) or an Adjusted Settlement Price (as defined in the PIPE Agreement)) (collectively, the “Settlement Price”) relative to specified hurdle prices (the “Forward Prices”); and (iii) a Minimum Retention Amount (as defined in the PIPE Agreement) representing amounts to be retained in respect of the remaining Reference Periods based on the Forward Prices. The Forward Prices for each reference period are as follows: $10.5466 for the first Reference Period; $10.6666 for the second Reference Period; $10.7866 for the third Reference Period; $10.9066 for the fourth Reference Period; $11.0266 for the fifth Reference Period; $11.1466 for the sixth Reference Period; $11.2666 for the seventh Reference Period; and $11.3866 for the eighth Reference Period, in each case subject to certain adjustments as set forth in the PIPE Agreement. In certain circumstances, we may be required to make a Deficiency payment to the PIPE Subscribers (as defined in the PIPE Agreement). The maximum possible value of the Deficiency payment to the PIPE Subscribers is $12,099,800.00, assuming the Settlement Price for each Reference Period is $0.00 and the first and second Reference Periods are, at the option of the company, not included in the set of six included Reference Periods. In certain circumstances, the length and commencement date of the above-described Reference Periods may be altered at the sole discretion of the PIPE Subscribers, including but not limited to in the event the volume-weighted average price of the Class A common stock trades at prices below certain thresholds specified in the PIPE Agreement.

Accordingly, the aggregate amount of proceeds to be released to us (if any) will be highly dependent on the value of the Class A common stock during the Reference Periods. If, for example, the Settlement Price for each reference period were $3.35, which was the closing price of our Class A common stock on August 16, 2023, and no Reference Periods were non-selected such that the first six Reference Periods were applied, the aggregate value of the Released Amounts to the Company would be approximately $7.9 million (in addition to the $7.0 million that was released to the Company at the closing of the Merger), the aggregate value of the Retained Amounts retained by the PIPE Subscribers would be approximately $35.5 million, and the Deficiency would be $0. Because the Released Amounts and the Retained Amounts will initially be paid out of the approximately $43.3 million that already has been retained by the PIPE Subscribers (the “Prefunded Amount”), we do not expect that we will be required to use cash on hand to settle such payments. We cannot guarantee you that the amount of funds remaining in the Prefunded Amount will be sufficient to cover the Retained Amounts due to the PIPE Subscribers. In the event that the balance of the Prefunded Amount becomes insufficient to cover the Retained Amounts, we may be required to settle any Deficiency using funds from cash on hand, which would reduce the amount of cash we have on hand for business operations and other purposes. In addition, because the amount and timing of the Reference Period payments and the Released Amounts are closely related to the trading price of our Class A common stock, which may fluctuate significantly from time to time, we are unable to estimate with accuracy the amount of such Released Amounts or Deficiency (if applicable), or the timing of such payments, and such uncertainties could adversely affect our liquidity position and ability to operate our business and execute our business strategy, which may in turn have a material adverse impact on the trading volatility and price of our securities. In addition, although the PIPE Subscribers have provided representations about their ability to fulfill their obligations to us in the PIPE Agreement, the PIPE Subscribers might not transfer the Released Amounts due to us in full and/or on time, in which case such amounts owed would represent an unsecured obligation of each PIPE Subscriber on a several and not joint basis. Our ability to recover such amounts owed is uncertain and may require litigation and other expense.

General Risk Factors

Adverse economic conditions may adversely affect our business.

Our performance is subject to general economic conditions, and their impact on the digital asset markets and our users. The U.S. and other key international economies have experienced cyclical downturns from time to time in which economic activity declined resulting in lower consumption rates, restricted credit, reduced profitability, weaknesses in financial markets, bankruptcies, and overall uncertainty with respect to the economy. The impact of general economic conditions on the digital financial system is highly uncertain and dependent on a variety of factors, including market adoption of cryptocurrencies, global trends in the digital financial system, central bank monetary policies, and other events beyond our control. Geopolitical developments, such as trade wars and foreign exchange limitations can also increase the severity and levels of unpredictability globally and increase the volatility of global financial and digital asset markets. To the extent that conditions in the general economic and cryptocurrency markets materially deteriorate, our ability to attract and retain users may suffer.

Investors’ expectations of our performance relating to environmental, social, and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, employees, users and other stakeholders concerning corporate responsibility, specifically related to environmental, social, and governance (“ESG”) matters, or ESG. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. The growing investor demand for measurement of non-financial performance is addressed by third-party providers of sustainability assessment and ratings on companies. The criteria by which our corporate responsibility practices are assessed may change due to the constant evolution of the sustainability landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies and actions with respect to corporate social responsibility are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.

Furthermore, if our competitors’ corporate social responsibility performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees, and other stakeholders or our initiatives are not executed as planned, our reputation and business, operating results, and financial condition could be adversely impacted.

We may be adversely affected by natural disasters, pandemics, such as COVID-19, and other catastrophic events, and by man-made problems such as geopolitical conflicts and terrorism, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, and other events beyond our control. In addition, our non-U.S. operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the ongoing effects of the COVID-19 pandemic and the precautionary measures that we have adopted have resulted, and could continue to result, in difficulties or changes to our user support, or create operational or other challenges, any of which could adversely impact our business and operating results. Further, acts of terrorism, labor activism or unrest, and other geopolitical conflicts or unrest, including the ongoing conflict in Ukraine, could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our products and services, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. We do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services. Additionally, all the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our disaster recovery plans prove to be inadequate. To the extent natural disasters or other catastrophic events concurrently impact data centers we rely on in connection with processing transactions, users will experience significant delays in withdrawing funds, or in the extreme we may suffer loss of user funds.

Climate change could negatively impact our business long-term.

Global climate change may have an increasingly adverse impact on our business continuity and our ability to keep our employees safe and provide for our users and retail partners. We consider potential risks related to weather as part of our operations strategy and have business continuity and disaster recovery plans in place. However, they may not adequately protect us from serious disasters and adverse impacts. In addition, climate change events could have an impact on critical infrastructure in the U.S. and internationally, which has the potential to disrupt our business, our third-party suppliers, and the business of retail partners. They may also cause us to experience higher losses, attrition, and additional costs to maintain or resume operations.

We have operations all over the world and our BTM kiosks in California, Texas and Florida are particularly vulnerable to climate change effects. In 2021, the west coast of the U.S. experienced historic wildfires; a winter storm in Texas led to massive power outages; and multiple hurricanes formed over the U.S. gulf coast — all of which caused significant destruction to the affected regions. We anticipate that similar weather events will continue to bring significant annual destruction in vulnerable areas. The long-term effects of climate change could have significant repercussions for the global economy and cause significant financial and physical damages.

The requirements of being a public company, including maintaining adequate internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

As a public company we have and will continue to incur significant legal, accounting, and other expenses. Additionally, we are subject to reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of Nasdaq, and other applicable securities rules and regulations. Stockholder activism, the current political and social environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which has and will likely continue to result in additional compliance costs and could impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with these rules and regulations may strain our financial and management systems, internal controls, and employees. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control, over financial reporting to meet this standard, significant resources and management oversight may be required. If we encounter material weaknesses or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

We are classified as an “emerging growth company” under the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation. We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.235 billion of revenues in a fiscal year, have $700.0 million or more in market value of Class A common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

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

If some investors find Class A common stock to be less attractive as a result, there may be a less active trading market for Class A common stock and our stock price may be more volatile.

We might require additional capital to support business growth, and this capital might not be available.

We have funded our operations since inception primarily through debt, financing lease arrangements, and revenue generated by our operations. While we believe that our existing cash and cash equivalents and availability under our debt financing agreements are sufficient to meet our working capital needs and planned capital expenditures, and to service our debt, there is no guarantee that this will continue to be true in the future. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments in our business to respond to business opportunities and challenges, including developing new products and services, enhancing our operating infrastructure, expanding our non-U.S. operations, and acquiring complementary businesses and technologies, all of which may require us to secure additional funds. In the future, we may also require additional capital due to refinancing needs, regulatory surety bond requirements, or unforeseen circumstances and may decide to engage in equity, equity-linked or debt financings, or enter into additional debt financing agreements for any of the foregoing reasons. We may not be able to secure any such additional financing on terms favorable to us, in a timely manner or at all.

Changes by any rating agency to our outlook or credit rating could negatively affect the value of any debt securities of ours as well as our equity securities, and increase our borrowing costs. If our credit ratings are downgraded or other negative action is taken, our ability to obtain additional financing in the future on favorable terms or at all could be adversely affected. In the event of a downgrade of our credit rating or if other negative action is taken, our ability to obtain additional financing may be adversely affected and any future debt offerings or credit arrangements we propose to enter into may be on less favorable terms or terms that may not be acceptable to us. In addition, even if debt financing is available, the cost of additional financing may be significantly higher than our current debt. If we incur additional debt, the debt holders would have rights senior to holders of Class A common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on Class A common stock. Furthermore, we have authorized the issuance of “blank check” preferred stock. If we issue additional equity securities or other securities convertible into equity, including convertible debt securities, our existing stockholders could experience dilution in their percentage ownership of our company, and any such securities could have rights, preferences and privileges senior to those of our currently authorized and issued Class A common stock.

The trading prices for Class A common stock may be highly volatile, which may reduce our ability to access capital on favorable terms or at all. In addition, a slowdown or other sustained adverse downturn in the general economic or digital asset markets could adversely affect our business and the value of the Class A common stock. Because our decision to raise capital in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of the Class A common stock and diluting their interests. Our inability to obtain adequate financing or financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue supporting our business growth and responding to business challenges.

Key business metrics and other estimates are subject to inherent challenges in measurement, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics.

We regularly review key business metrics, including installed kiosks, returning user transaction count, median transaction size and BDCheckout locations, and other measures to evaluate growth trends, measure our performance, and make strategic decisions. These key metrics are calculated using internal company data based on the activity we measure (and may be compiled from multiple systems) and have not been validated by an independent third party. While these numbers are based on what we believe at the time to be reasonable estimates for the applicable period of measurement, there are inherent challenges in such measurements. If we fail to maintain an effective analytics platform, our key metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. We regularly review our processes for calculating these metrics, and from time to time we make adjustments to improve their accuracy. Additionally, certain of our key business metrics are measured at a point in time and as our products and internal processes for calculating these metrics evolve over time, a previously reported number could fluctuate. We generally will not update previously disclosed key business metrics for any such inaccuracies or adjustments that are immaterial.

If our estimates or judgment relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification of performance obligations in revenue recognition, evaluation of tax positions, inter-company transactions, valuation of assets acquired and liabilities assumed in business combinations, and the valuation of stock-based awards and Bitcoin we hold, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of analysts and investors, resulting in a decline in the trading price of the Class A common stock.

The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies. If financial accounting standards undergo significant changes, our operating results could be adversely affected.

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, on March 31, 2022, the staff of the SEC issued Staff Accounting Bulletin No. 121, or SAB 121, which represents a significant change regarding how a company safeguarding cryptocurrencies held for its platform users reports such cryptocurrencies on its balance sheet and requires retrospective application as of January 1, 2022. Moreover, recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Insider Trading Arrangements and Policies

None.

Item 6.	Exhibits and Financial Statement Schedules.

Exhibit	Description

2.1†	Transaction Agreement, dated as of August 24, 2022, by and among by and among GSRM, the Sponsor, BT Assets and BT OpCo (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed August 25, 2022 (File No. 001-41305)).

2.2	First Amendment to the Transaction Agreement, dated February 13, 2023 by and among GSRM, the Sponsor, BT Assets and BT OpCo (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed February 14, 2023 (File No. 001-41305)).

2.3	Second Amendment to the Transaction Agreement, dated April 4, 2023 by and among GSRM, the Sponsor, BT Assets and BT OpCo (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed April 4, 2023 (File No. 001-41305)).

2.4	Third Amendment to the Transaction Agreement, dated May 11, 2023 by and among GSRM, the Sponsor, BT Assets and BT OpCo (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed May 11, 2023 (File No. 001-41305)).

2.5†	Fourth Amendment and Joinder to the Transaction Agreement, dated June 7, 2023 by and among GSRM, the Sponsor, BT Assets and BT OpCo (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed June 13, 2023 (File No. 001-41305)).

3.1	Second Amended and Restated Certificate of Incorporation of Bitcoin Depot Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed July 7, 2023 (File No. 001-41305)).

3.2	Amended and Restated Bylaws of Bitcoin Depot Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed July 7, 2023 (File No. 001-41305)).

3.3	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock of Bitcoin Depot Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed July 7, 2023 (File No. 001-41305)).

4.1	Specimen Warrant Certificate (included in Exhibit 4.2).

4.2	Warrant Agreement, dated as of February 24, 2022 by and between GSRM and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed March 2, 2022 (File No. 001-41305)).

10.1	BT HoldCo LLC Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 7, 2023 (File No. 001-41305)).

10.2	Tax Receivable Agreement, dated June 30, 2023, by and among Bitcoin Depot Inc., BT HoldCo and BT Assets (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 7, 2023 (File No. 001-41305)).

10.3	Amended and Restated Registration Rights Agreement, dated June 30, 2023, by and among Bitcoin Depot Inc., BT Assets, the Sponsor and the other persons identified on the signature pages therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed July 7, 2023 (File No. 001-41305)).

Exhibit	Description

10.4	Sponsor Support Agreement, dated as of August 24, 2022, by and among GSRM, the Sponsor and BT Assets (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 25, 2022 (File No. 001-41305)).

10.5	First Amendment to the Sponsor Support Agreement, dated as of June 7, 2023, by and among GSRM, the Sponsor and BT Assets (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 13, 2023 (File No. 001-41305)).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed July 7, 2023 (File No. 001-41305)).

10.7+	PIPE Agreement, dated as of June 23, 2023, by and among the Company, GSRM and the investors listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 26, 2023 (File No. 001-41305)).

10.8	Bitcoin Depot Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed July 7, 2023 (File No. 001-41305)).

10.9	Form of Voting and Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 19, 2023 (File No. 001-41305)).

10.10	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 2, 2023 (File No. 001-41305)).

10.11	Form of Phantom Equity Award Termination Agreement and General Release (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed July 7, 2023 (File No. 001-41305)).

10.12†+	Amended and Restated Credit Agreement, dated as of June 23, 2023, by and among BT OpCo, as the borrower, BT Assets, as the initial holding company, Express Vending Inc., a corporation incorporated under the laws of British Columbia, Mintz Assets, Inc., a Georgia corporation, BitAccess Inc., a corporation incorporated under the federal laws of Canada, Digital Gold Ventures Inc., a corporation incorporated under the laws of Ontario, Intuitive Software LLC, a Delaware limited liability company, the financial institutions and institutional investors from time to time party thereto as Lenders, and Silverview Credit Partners LP (f/k/a Silverpeak Credit Partners, LP) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 28, 2023 (File No. 001-41305)).

10.13	Form of Joinder to Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed July 17, 2023 (File No. 333-273287)).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

Exhibit	Description

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

+	Portions of this Exhibit (indicated with [***]) have been omitted because they are not material and are the type that the Registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 18, 2023	By:	/s/ Brandon Mintz
	Name:	Brandon Mintz
	Title:	President and Chief Executive Officer