Form 10-Q
period 2023-09-30
Bitcoin Depot Inc.
filed 2023-11-14
CIK 1901799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September, 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of November 10, 2023, the registrant had 13,252,691 shares outstanding of Class A common stock, par value $0.0001 per share, 0 shares outstanding of Class B common stock, par value $0.0001 per share, 1,075,761 shares outstanding of Class E common stock, par value $0.0001 per share, 0 shares outstanding of Class M common stock, par value $0.0001 per share, 0 shares outstanding of Class O common stock, par value $0.0001 per share, and 44,100,000 shares outstanding of Class V common stock, par value $0.0001 per share.

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
•
the ability to maintain the listing of the Class A common stock, par value $0.0001 per share (the "Class A common stock"), and the warrants to purchase the Class A common stock (the "Warrants") on Nasdaq;
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

ii

You should read this Quarterly Report on Form 10-Q and the documents that we reference in and have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

iii

Part I - Financial Information

Item 1. Financial Statements.

BITCOIN DEPOT INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Current:
Cash and cash equivalents	$29,666	$37,540
Cryptocurrencies	795	540
Accounts receivable, net	332	263
Prepaid expenses and other current assets	4,826	2,015
Total current assets	35,619	40,358
Property and equipment:
Furniture and fixtures	635	618
Leasehold improvements	172	172
Kiosk machines - owned	15,617	15,234
Kiosk machines - leased	30,781	36,591
Vehicles	—	17
Total property and equipment	47,205	52,632
Less: accumulated depreciation	(19,860)	(13,976)
Total property and equipment, net	27,345	38,656
Intangible assets, net	4,218	5,351
Goodwill	8,717	8,717
Operating lease right-of-use assets, net	524	302
Deposits	461	17
Deferred tax assets	1,582	—
Total assets	$78,466	$93,401

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2023 (unaudited)	December 31, 2022
Liabilities and Stockholders’ Equity and Member’s Equity
Current:
Accounts payable	$7,643	$8,119
Accrued expenses	23,349	11,309
Note payable	1,868	8,050
Income taxes payable	1,627	647
Deferred revenue	68	19
Operating lease liabilities, current portion	267	228
Current installments of obligations under finance leases	11,094	18,437
Derivative liabilities	2,701	—
Other tax payable	795	—
Total current liabilities	$49,412	$46,809
Long-term liabilities
Note payable, non-current	16,848	29,522
Operating lease liabilities, non-current	393	247
Obligations under finance leases, non-current	3,991	6,140
Deferred income tax, net	482	1,239
Tax receivable agreement liability	754	—
Total Liabilities	$71,880	$83,957
Commitments and Contingencies (Note 22)
Stockholders’ Equity and Member’s Equity
Series A Preferred Stock, $0.0001 par value; 50,000,000 authorized, 3,475,000 shares issued and outstanding, at September 30, 2023	—	—
Class A common stock, $0.0001 par value; 800,000,000 authorized, 13,183,691 shares issued and outstanding at September 30, 2023	1	—
Class B common stock, $0.0001 par value; 20,000,000 authorized, no shares issued and outstanding at September 30, 2023	—	—
Class E common stock, $0.0001 par value; 2,250,000 authorized, 1,075,761 shares issued and outstanding at September 30, 2023	—	—
Class M common stock, $0.0001 par value; 300,000,000 authorized, no shares issued and outstanding at September 30, 2023	—	—
Class O common stock, $0.0001 par value; 800,000,000 authorized, no shares issued and outstanding at September 30, 2023	—	—
Class V common stock, $0.0001 par value; 300,000,000 authorized, 44,100,000 shares issued and outstanding at September 30, 2023	4	—
Stock subscription receivable	(5,609)	—
Additional paid-in capital	16,302	—
Retained earnings (accumulated deficit)	(24,357)	—
Equity attributed to Legacy Bitcoin Depot	—	7,396
Accumulated other comprehensive loss	(203)	(182)
Total Stockholders’ Equity (Deficit) and Equity Attributable to Legacy Bitcoin Depot	$(13,862)	$7,214
Equity attributable to non-controlling interests	20,448	2,230
Total Stockholders’ Equity and Member’s Equity	$6,586	$9,444
Total Liabilities and Stockholders’ Equity and Member’s Equity	$78,466	$93,401

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$179,483	$174,776	$540,561	$497,167
Cost of revenue (excluding depreciation and amortization)	152,545	153,457	461,087	443,939
Operating expenses:
Selling, general, and administrative	16,242	11,692	43,245	26,622
Depreciation and amortization	3,260	4,763	9,554	14,365
Total operating expenses	$19,502	$16,455	$52,799	$40,987
Income from operations	$7,436	$4,864	$26,675	$12,241
Other (expense) income:
Interest (expense)	(2,769)	(3,109)	(10,120)	(9,154)
Other (expense) income	(3,111)	191	(14,024)	203
(Loss) gain on foreign currency transactions	(154)	113	(365)	(76)
Total other (expense)	$(6,034)	$(2,805)	$(24,509)	$(9,027)
Income before provision for income taxes and non- controlling interest	1,402	2,059	2,166	3,214
Income tax benefit (expense)	(337)	1,251	977	859
Net income	$1,065	$3,310	$3,143	$4,073
Net income attributable to Legacy Bitcoin Depot unit holders	—	3,390	12,906	4,261
Net income (loss) attributable to non-controlling interest	8,163	(441)	8,031	(548)
Net (loss) attributable to Bitcoin Depot Inc.	$(7,098)	$-	$(17,794)	$-
Other comprehensive income (loss), net of tax
Net income	$1,065	$3,310	$3,143	$4,073
Foreign currency translation adjustments	87	(169)	66	(403)
Total comprehensive income	$1,152	$3,141	$3,209	$3,670
Comprehensive income attributable to Legacy Bitcoin Depot unit holders	—	3,582	12,885	4,219
Comprehensive income (loss) attributable to non-controlling interest	8,249	(441)	8,118	(548)
Comprehensive loss attributable to Bitcoin Depot Inc.	$(7,098)	$-	$(17,794)	$-
Net (loss) attributable to Bitcoin Depot Inc.	$(7,098)		$(17,794)
Loss per share basic and diluted	$(0.43)		$(1.07)
Weighted average shares: basic and diluted	16,658,691		16,658,691

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(UNAUDITED)

(in thousands, except share and per share amounts)

		Series A Preferred Stock		Class A Common Stock		Class E Common Stock		Class V Common Stock						Total Stockholders’ Equity (Deficit) and
	Equity Attributed to Legacy Bitcoin Depot	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive Loss	Stock Subscription Receivable	Additional Paid-In Capital	Retained Earnings Accumulated Deficit	Equity Attributable to Legacy Bitcoin Depot	Non-Controlling Interest	Total Stockholders’ Equity and Member’s Equity
July 1, 2023	$-	4,300,000	$-	12,358,691	$1	1,075,761	$-	44,100,000	$4	$(203)	$(5,613)	$15,504	$(17,259)	$(7,566)	$12,346	$4,780
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(294)	(294)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	87	87
Proceeds from stock subscription	—	—	—	—	—	—	—	—	—	—	4	—	—	4	—	4
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	798	—	798	146	944
Conversion from Series A preferred stock to class A common stock	—	(825,000)	—	825,000	—	—	—	—	—	—	—	—	—	—	—	—
Net Income (loss) attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(7,098)	(7,098)	8,163	1,065
September 30, 2023	$-	3,475,000	$-	13,183,691	$1	1,075,761	$-	44,100,000	$4	$(203)	$(5,609)	$16,302	$(24,357)	$(13,862)	$20,448	$6,586
January 1, 2023	7,396	—	—	—	—	—	—	—	—	(182)	—	—	—	7,214	2,230	9,444
Distributions	(12,737)	—	—	—	—	—	—	—	—	—	—	—	—	(12,737)	(294)	(13,031)
Foreign currency translation	—	—	—	—	—	—	—	—	—	(21)	—	—	—	(21)	87	66
Net income (loss) prior to transaction	12,906	—	—	—	—	—	—	—	—	—	—	—	—	12,906	—	12,906
Recapitalization of Legacy Bitcoin Depot equity and establishment of non-controlling interest	(7,565)	—	—	11,858,691	1	1,075,761	—	44,100,000	4	—	(4)	—	(5,809)	(13,373)	9,866	(3,507)
Establishment of TRA	—	—	—	—	—	—	—	—	—	—	—	—	(754)	(754)	—	(754)
Shares issued in connection with the PIPE Financing	—	4,300,000	—	—	—	—	—	—	—	—	(5,609)	13,889	—	8,280	—	8,280
Proceeds from stock subscription											4	—	—	4	—	4
Conversion from Series A preferred stock to class A common stock	—	(825,000)	—	825,000	—	—	—	—	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	—	798	—	798	528	1,326
Stock compensation expense related to shares issued to founder	—	—	—	500,000	—	—	—	—	—	—	—	1,615	—	1,615	—	1,615
Net Income (loss) attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(17,794)	(17,794)	8,031	(9,763)
September 30, 2023	$-	3,475,000	$-	13,183,691	$1	1,075,761	$-	44,100,000	$4	$(203)	$(5,609)	$16,302	$(24,357)	$(13,862)	$20,448	$6,586

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

(in thousands, except share and per share amounts)

	Equity Attributed to Legacy Bitcoin Depot	Accumulated Other Comprehensive (Loss)	Total Equity Attributed to Legacy Bitcoin Depot	Equity Attributed to Non- Controlling Interest	Total Member’s Equity
July 1, 2022	$8,753	$(306)	$8,447	$1,932	$10,379
Distributions	(662)	—	(662)	—	(662)
Stock compensation	—	—	—	302	302
Foreign currency translation	—	(169)	(169)	—	(169)
Net income (loss)	3,751	—	3,751	(441)	3,310
Balance at September 30, 2022	$11,842	$(475)	$11,367	$1,793	$13,160
Balance at January 1, 2022	17,616	(72)	17,544	1,432	18,976
Distributions	(10,395)	—	(10,395)	—	(10,395)
Stock compensation	—	—	—	909	909
Foreign currency translation	—	(403)	(403)	—	(403)
Net income (loss)	4,621	—	4,621	(548)	4,073
Balance at September 30, 2022	$11,842	$(475)	$11,367	$1,793	$13,160

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2023	2022
Cash flows from Operating Activities:
Net Income	$3,143	$4,073
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Derivative liabilities	2,701	—
Amortization of deferred financing costs	962	456
Accretion to Contingent earn-out liability	159	893
Depreciation and amortization	9,554	14,365
Loss on Series A Preferred Share PIPE Issuance	8,863	—
Non-cash stock compensation	2,941	909
Purchase of services in cryptocurrencies	525	3,444
Deferred taxes	(1,534)	(1,392)
Loss on finance lease modification	1,717	—
Loss on disposal of property and equipment	708	—
Reduction in carrying amount of right-of-use assets	76	59
Cryptocurrency received as payment	(950)	(3,300)
Change in operating assets and liabilities:
Deposits	(461)	—
Accounts receivable, net	(29)	(69)
Income tax receivable	—	27
Cryptocurrencies	147	1,172
Prepaid expenses and other current assets	(2,373)	185
Accounts payable	(3,373)	(2,462)
Accrued expenses	10,178	3,122
Income taxes payable	681	490
Deferred revenue	49	123
Operating leases, net	(114)	(104)
Net Cash Flows Provided by Operations	$33,570	$21,991
Cash flows from Investing Activities:
Acquisition of property and equipment	(5)	(967)
Acquisition of BitAccess, net of cash received	(2,000)	(2,000)
Net Cash Flows Used In Investing Activities	$(2,005)	$(2,967)
Cash flows from Financing Activities:
Net proceeds from Merger	3,343	—
PIPE commitment fees paid	(933)	—
Proceeds from stock subscription receivable	4	—
Proceeds from issuance of note payable	—	5,000
Principal payments on note payable	(18,926)	(4,531)
Principal payments on finance lease	(8,809)	(12,751)
Payment of deferred financing costs	(1,149)	(210)
Distributions	(12,984)	(5,829)
Net Cash Flows Used In Financing Activities	$(39,454)	$(18,321)
Effect of exchange rate changed on cash and cash equivalents	15	(403)
Net change in cash and cash equivalents	$(7,874)	$300
Cash and cash equivalents - beginning of period	37,540	38,028
Cash and cash equivalents - end of period	$29,666	$38,328

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid during the nine months ended September 30 for:
Interest	$9,121	$8,287
Income taxes	$362	$349

Supplemental disclosures of non-cash investing and financing activities:

See Note 5 for information on non-cash distribution to the Member.

See Note 21 for information on non-cash activity related to a lease termination and new lease arrangement.

The accompanying notes are an integral part of these unaudited consolidated financial statements

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Organization and Background

(a) Organization

Bitcoin Depot Inc. (“Bitcoin Depot”, or the “Company”), a Delaware corporation, was formed on October 14, 2021 as GSR II Meteora Acquisition Corp. (see Note 2(a)). Bitcoin Depot owns and operates a network of cryptocurrency kiosks (“BTMs”) across North America where customers can buy and sell cryptocurrencies. In addition to the BTM network, Bitcoin Depot also sells cryptocurrency to consumers at a network of retail locations through its BDCheckout product offering and through its website via over-the-counter (“OTC”) trade. The BDCheckout offering allows users similar functionality to the BTM kiosks, enabling users to load cash into their accounts at the checkout counter at retailer locations, and use those funds to purchase cryptocurrency. The Company’s website allows users to initiate and complete OTC trades for cryptocurrency. Bitcoin Depot also offers a software solution to other BTM operators through its controlled subsidiary, BitAccess Inc ("BitAccess").

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

(c) Liquidity

As of September 30, 2023, the Company had current assets of $35.6 million, including cash and cash equivalents of $29.7 million, current liabilities of $49.4 million, total stockholders’ equity of $6.6 million and an accumulated deficit of $24.4 million. For the nine months ended September 30, 2023, the Company recognized net income of $3.1 million and generated cash flows from operations of $33.6 million. The Company expects its existing cash and cash equivalents, together with cash provided by operations, to be sufficient to fund its operations for a period of 12 months from the date that these consolidated financial statements are issued.

(2) Basis of Presentation Summary of Significant Accounting Policies

(a) Basis of Presentation

Reverse Recapitalization

GSR II Meteora Acquisition Corp. (“GSRM”) was a blank check company incorporated as a Delaware corporation on October 14, 2021, for the purpose of effecting a merger or similar business combination with one or more businesses. On March 1, 2022, GSRM consummated its Initial Public Offering (“IPO”). On August 24, 2022, GSRM entered into a Transaction Agreement, as subsequently amended (the “Transaction Agreement”), by and among GSRM, GSR II Meteora Sponsor LLC (the “Sponsor”), Lux Vending, LLC (dba Bitcoin Depot) (“Legacy Bitcoin Depot”) and BT Assets, Inc. (“BT Assets”) (the “Transaction Agreement”). Prior to the events contemplated in the Transaction Agreement (collectively, the "Merger"), BT Assets was the sole owner and member in Legacy Bitcoin Depot (the "Member").

On June 30, 2023 (the “Closing Date”), Legacy Bitcoin Depot merged with and into Bitcoin Depot Operating LLC (“BT OpCo”), with BT OpCo surviving the Merger as the post-transaction operating company owned solely by a newly formed entity, BT HoldCo, LLC

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(“BT HoldCo”) with common units (the “BT HoldCo Common Units”), preferred units (the “BT HoldCo Preferred Units”) and earnout units (the “BT HoldCo Earnout Units”) outstanding and issued to BT Assets. In connection with the Merger, GSRM changed its name to Bitcoin Depot Inc., purchased BT HoldCo Common Units owned by BT Assets and was issued BT HoldCo Earnout Units and warrants issued by BT HoldCo to the Company to purchase a number of BT HoldCo Common Units equal to the number of shares of Class A common stock that may be purchased upon the exercise in full of all Warrants outstanding immediately after Closing (“BT HoldCo Matching Warrants”). The former owners of Legacy Bitcoin Depot (i.e., BT Assets and the owners thereof) were issued 44,100,000 non-economic, super voting shares of Class V common stock in Bitcoin Depot. The Class V common stock held by BT Assets corresponds to units held by BT Assets in BT HoldCo and represents non-controlling interests in the Company, as described in Note 9. Following the closing of the Merger, the Company is organized under an “Up-C” structure in which the business of the Company is operated by BT HoldCo and its subsidiaries, and Bitcoin Depot’s only material direct asset consists of equity interests in BT HoldCo. At June 30, 2023, the Company had issued and outstanding 12,358,691 common units, 4,300,000 Series A Preferred Units and 43,848,750 warrants in BT HoldCo. Also at June 30, 2023, BT Assets owned 41,200,000 common units, 2,900,000 Founder Preferred Units, 5,000,000 Class 1 Earnout Units, 5,000,000 Class 2 Earnout Units and 5,000,000 Class 3 Earnout Units in BT HoldCo.

On the Closing Date, the Company also issued 4,300,000 shares of Series A Convertible Preferred Stock of the Company (the “Series A Preferred Stock”) in connection with the private placement (“PIPE Financing”) discussed in Note 4, and 12,358,691 shares of Class A common stock.

Notwithstanding the legal form of the Merger pursuant to the Transaction Agreement, the Merger is accounted for as a reverse recapitalization. The Merger is accounted for as a common control transaction and reverse recapitalization in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), as BT Assets controls BT OpCo both before and after the transactions. Legacy Bitcoin Depot is determined to be the predecessor and represents a continuation of BT OpCo’s balance sheet and consolidated statement of Income (Loss) and Comprehensive Income (Loss), reflective of the recapitalization of the Merger.

As a result of the reverse capitalization accounting, the assets and liabilities of Legacy Bitcoin Depot are reflected by the Company at their historical cost with no additional goodwill or intangible assets recorded, accompanied by a recapitalization of the equity structure.

In connection with the Merger, the Company’s Class A common stock is now listed on The National Association of Securities of Dealers Automated Quotations (“Nasdaq”) under the symbol BTM and the Warrants to purchase the Class A common stock are listed on Nasdaq under the symbol BTMWW in lieu of the GSRM Ordinary Shares and GSRM’s warrants, respectively. GSRM’s units automatically separated into the GSRM’s Ordinary Shares and GSRM’s warrants and ceased trading separately on the Nasdaq following the Closing Date. Prior to the Merger, GSRM neither engaged in any operations nor generated any revenue. Until the Merger, based on GSRM’s business activities, it was a shell company as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

(b) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, valuation of current and deferred income taxes, the determination of the useful lives of property and equipment, recoverability of intangible assets and goodwill, fair value of long-term debt, present value of lease liabilities and right-of-use assets, assumptions and inputs for fair value measurements used in business combinations, impairments of cryptocurrencies, stock based compensation, fair value of embedded derivative associated with the PIPE financing and contingencies, including liabilities that the Company deems are not probable of assertion. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

(c) Concentration of Credit Risk Arising from Cash Deposits in Excess of Insured Limits

The Company maintains cash in established U.S. and Canadian financial institutions that often will exceed federally insured limits. The Company has not experienced any losses in such accounts that are maintained at the financial institutions.

The Company maintains cash balances in its BTMs and in fiat wallets with cryptocurrency exchanges to facilitate the purchase and sale of cryptocurrencies. The cash balances in the BTMs are insured up to a specified limit. From time to time, the Company’s cash balance in the BTMs exceeds such limits. The Company had cash of $13.2 million and $16.0 million in BTMs at September 30, 2023 and December 31, 2022, respectively. Cash maintained in fiat wallets with cryptocurrency exchanges is not insured. The Company had $0.3 million and $2.5 million in cash with cryptocurrency exchanges as of September 30, 2023 and December 31, 2022, respectively.

A significant customer concentration is defined as one from whom at least 10% of annual revenue is derived. The Company had no significant customer concentration for the three and nine months ended September 30, 2023 and 2022.

(d) Cash and Cash Equivalents

Cash includes cash maintained at various financial institutions, cryptocurrency exchanges, and in BTMs owned and leased by the Company.

Cash equivalents consist of cash in transit that is picked up by armored truck companies from the Company’s BTM machines but not yet deposited in the Company’s bank accounts. As of September 30, 2023 and December 31, 2022, the Company had cash in transit of $5.1 million and $7.8 million, respectively. Management evaluates cash in transit based on outstanding cash deposits on cash picked up by the armored truck companies, historical cash deposits and cash that is lost during transit, which is immaterial. The armored truck companies maintain insurance over theft and losses.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(e) Cryptocurrencies

Cryptocurrencies are a unit of account that function as a medium of exchange on a respective blockchain network, and a digital and decentralized ledger that keeps a record of all transactions that take place across a peer-to-peer network. The Company primarily purchases cryptocurrencies to sell to customers. The Company’s cryptocurrencies consisted primarily of Bitcoin (“BTC”) as of and for the three and nine months ended September 30, 2023 and BTC, Litecoin (“LTC”), and Ethereum (“ETH”) as of and for the year ended December 31, 2022. These are collectively referred to as “cryptocurrencies” in the consolidated financial statements.

The Company accounts for cryptocurrencies as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other, and they are recorded on the Company’s consolidated Balance Sheets at cost, less any impairments. The Company has control and ownership of its cryptocurrencies which are stored in both the Company’s proprietary hot wallets and hot wallets hosted by a third-party, BitGo, Inc.

The primary purpose of the Company’s operations is to buy and sell Bitcoin using the BTM kiosk network and other services. The Company does not engage in broker-dealer activities. The Company uses various exchanges and liquidity providers to purchase, liquidate and manage its cryptocurrency positions; however, this does not impact the accounting for these assets as intangible assets.

Impairment

Because the Company’s cryptocurrencies are accounted for as indefinite-lived intangible assets, the cryptocurrencies are tested for impairment annually or more frequently if events or changes in circumstances indicate it is more likely than not that the asset is impaired in accordance with ASC 350. The Company has determined that a decline in the quoted market price below the carrying value at any time during the assessed period is viewed as an impairment indicator because the cryptocurrencies are traded in active markets where there are observable prices. Therefore, the fair value is used to assess whether an impairment loss should be recorded. If the fair value of the cryptocurrency decreases below the initial cost basis or the carrying value during the assessed period, an impairment charge is recognized at that time in cost of revenue (excluding depreciation and amortization). After an impairment loss is recognized, the adjusted carrying amount of the cryptocurrency becomes its new accounting basis and this new cost basis will not be adjusted upward for any subsequent increase in fair value. For purposes of measuring impairment on its cryptocurrencies, the Company determines the fair value of its cryptocurrency on a non-recurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on an active exchange in the United States that the Company has determined is its principal market (Level 1 inputs).

The Company purchases cryptocurrencies, which are held in the Company’s hot wallets, on a just-in-time basis to facilitate sales to customers and mitigate exposure to volatility in cryptocurrency prices. As of June 30, 2022, the Company only sells its cryptocurrencies to its customers from its BTM kiosks and BDCheckout locations in exchange for cash, for a prescribed transaction fee applied to the current market price of the cryptocurrency at the time of the transaction, plus a predetermined markup. When the cryptocurrency is sold to customers, the Company relieves the adjusted cost basis of its cryptocurrency, net of impairments, on a first-in, first-out basis within cost of revenue (excluding depreciation and amortization). In the fourth quarter of 2022, the Company discontinued the sale of ETH and LTC to its customers.

During the year ended December 31, 2021, the Company purchased quantities of cryptocurrencies in excess of expected sales and began selling these cryptocurrencies to customers, on exchange or distributing to the Member during the three and nine months ended September 30, 2022. Upon disposition, the Company relieved the adjusted cost basis (net of impairments) of the cryptocurrencies with any gains recorded to cost of revenue (excluding depreciation and amortization).

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Depreciation expense for the nine months ended September 30, 2023 and 2022 totaled $8.4 million, and $13.2 million, respectively. Depreciation expense for the three months ended September 30, 2023 and 2022 totaled $2.9 million and $4.4 million, respectively.

(g) Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to its fair value, which is normally determined through analysis of the future net cash flows expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the asset group exceeds the fair value of the asset group. There were no impairments of long-lived assets for the nine months ended September 30, 2023 and 2022.

(h) Goodwill and Intangible Assets, net

Goodwill represents the excess of the consideration transferred over the estimated fair value of the acquired assets, assumed liabilities, and any non-controlling interest in the acquired entity in a business combination. The Company tests for impairment at least annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs their annual test for impairment as of December 31 at the reporting unit level. There was no impairment of goodwill for the nine months ended September 30, 2023 and 2022.

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

(i) Revenue Recognition

BTM Kiosks, BDCheckout and OTC

Revenue is principally derived from the sale of cryptocurrencies at the point-of-sale on transactions initiated by customers. These customer-initiated transactions are governed by terms and conditions agreed to at the time of each point-of-sale transaction and do not extend beyond the transaction. The Company charges a fee at the transaction level. The transaction price for the customer is the price of the cryptocurrency, which is based on the exchange value at the time of the transaction, plus a markup, and a flat fee. The exchange value is determined using real-time exchange prices and the markup percentage is determined by the Company and depends on the current market, competition, the geography of the location of the sale, and the method of purchase.

The Company’s revenue from contracts with customers is principally comprised of a single performance obligation to provide cryptocurrencies when customers buy cryptocurrencies at a BTM kiosk, through BDCheckout or directly via an OTC trade. BDCheckout sales are similar to sales from BTM kiosks in that, customers buy cryptocurrencies with cash; however, the BDCheckout transactions are completed at the checkout counter of retail locations, initiated using the Bitcoin Depot mobile app instead of through the BTM kiosks. OTC sales are initiated and completed through the Company’s website. Regardless of the method by which the customer purchases the cryptocurrency, the Company considers its performance obligation satisfied when control of the cryptocurrency is transferred to the customer, which is at the point in time the cryptocurrency is transferred to the customer’s cryptocurrency wallet and the transaction validated on the blockchain. The Company discontinued its OTC sales in June 2022.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The typical process time for our transactions with customers is 30 minutes or less. Through December 31, 2022, for reasons of operational practicality, the Company applied an accounting convention at period-ends to use the date of the transaction, which corresponded to the timing of the cash received, for purposes of recognizing revenue. This accounting convention did not result in materially different revenue recognition from using the time the cryptocurrency had transferred to the customer’s wallet and the transaction validated on the blockchain (see Note 6). Contract liabilities are amounts received from customers in advance of the Company transferring the cryptocurrencies to the customer’s wallet and the transaction validated on the blockchain. Contract liabilities are presented in “Deferred revenue” on the consolidated Balance Sheets and are not material as of September 30, 2023 and December 31, 2022.

In a limited number of BTM kiosks, the Company has the technology to allow customers the ability to sell their cryptocurrencies to the Company. In these limited cases, the Company receives the customer’s cryptocurrencies in the Company’s hot wallet, and the kiosk dispenses U.S. Dollar (“USD”) to the selling customer. Because all orders are processed within a very short time frame (typically within minutes), no orders are pending when the customer receives cash upon completion of the transaction at the kiosk. Revenue is recognized at the time when the cash is dispensed to the customer. The cryptocurrencies received are initially accounted for at cost net of impairments and reflected in Cryptocurrencies on the consolidated Balance Sheets.

Judgment is required in determining whether the Company is the principal or the agent in transactions with customers. The Company evaluates the presentation of revenue on a gross or net basis based on whether it controls the cryptocurrency before control is transferred to the customer (gross) or whether it acts as an agent by arranging for other customers on the platform to provide the cryptocurrency to the customer (net). The Company controls the cryptocurrency before it is transferred to the customer, has ownership risk related to the cryptocurrency (including market price volatility), sets the transaction fee to be charged, and is responsible for transferring the cryptocurrency to the customer upon purchase. Therefore, the Company is the principal in transactions with customers and presents revenue and cost of revenue (excluding depreciation and amortization) from the sale of cryptocurrencies on a gross basis.

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

The Company has considered whether its contracts with BitAccess customers for software services are themselves derivative contracts or contain an embedded derivative in accordance with ASC 815 - Derivatives and Hedging, because the Company elects to receive BTC as payment for these software fees. The Company determined that the contracts are not themselves derivative contracts in their entirety but do contain an embedded derivative for the right to receive the USD denominated receivable in BTC as settlement. Due to the immaterial amount of BTC not received as settlement of receivables from customers at each month end, the fair value of the embedded derivative was determined to be de minimis.

(j) Cost of Revenue (excluding depreciation and amortization)

The Company’s cost of revenue consists primarily of direct costs related to selling cryptocurrencies and operating the Company’s network of BTM kiosks. The cost of revenue (excluding depreciation and amortization) caption includes cryptocurrency expenses, floorspace expenses, and kiosk operations expenses.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

(k) Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $4.0 million and $3.1 million for the nine months ended September 30, 2023 and 2022, respectively. Advertising expense for the three months ended September 30, 2023 and 2022 totaled $1.4 million and $1.4 million, respectively. Amounts are included in selling, general and administrative expenses in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

(l) Foreign Currency

The functional currency of the Company is the USD. The functional currency of Express Vending, Inc. is the Canadian Dollar. All revenue, cost and expense accounts are translated at an average of exchange rates in effect during the period. Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date. The resulting translation adjustments are recorded as a separate component of Stockholders’ and Member’s Equity, identified as accumulated other comprehensive loss. As a result of the integration of BitAccess (the Company’s controlled Canadian subsidiary) during 2022, the Company determined that the functional currency was the USD. Accordingly, assets and liabilities are remeasured into USD at the exchange rates in effect at the reporting date with differences recorded as transactions gains and losses within other income (expense), net within the Consolidated Statement of Income (Loss) and Comprehensive Income (Loss).

(m) Income Taxes

Bitcoin Depot Inc. is treated as a corporation for federal income tax purposes.

BT HoldCo is treated as a partnership for federal income tax purposes. Bitcoin Depot Operating, LLC is a Single-Member Limited Liability Company and owned by BT HoldCo and with the consent of BT HoldCo, has elected under the Internal Revenue Code and similar state statutes to be a disregarded entity. In lieu of federal corporate income taxes, Bitcoin Depot Operating, LLC reflects its operating results on BT HoldCo’s federal tax return as a division of the partnership. As such, there were no federal income taxes for these entities.

Mintz Assets, Inc., is treated as a corporation for federal income tax purposes. Intuitive Software, LLC., and its wholly owned subsidiary, Digital Gold, are treated as corporations for federal income tax purposes. BitAccess Inc., and Express Vending, Inc., are each taxed as Canadian corporations. For the nine months ended September 30, 2023 and 2022, there was no activity for Mintz Assets, Inc., Intuitive Software, LLC and Digital Gold. As such, there were no federal income taxes for these entities.

Deferred taxes are recognized for future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss carryforwards. Deferred tax

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

(o) Share-Based Compensation

BitAccess

The Company maintains an equity award plan under which the officers and employees of BitAccess were awarded various types of share-based compensation, including options to purchase shares of BitAccess’ common stock and restricted stock units.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2023 Omnibus Incentive Plan

The Company maintains the Bitcoin Depot Inc. 2023 Omnibus Incentive Plan (the “Incentive Plan”) under which officers, directors, and employees may be awarded various types of share-based compensation, including but not limited to, restricted stock, stock options, and restricted stock units. Under the Incentive Plan, the Company has granted time-based and performance-based restricted stock units ("RSUs"). The Company recognizes compensation expense for the RSUs in accordance with ASC 718 - Compensation - Stock Compensation, ("ASC 718")

The number of performance-based RSUs that are earned will be determined based on the Company's achievement of certain EBITDA targets. The Company recognizes compensation expense for the RSUs using the graded vesting methodology.

The Company recognizes share-based compensation expense associated with time-based awards on a straight-line basis over the award’s requisite service period (generally the vesting period). For both award types, forfeitures are accounted for at the time the forfeiture occurs.

For RSUs, the share-based compensation expense is based on the estimated fair value of the Company’s common stock on the date of grant using the closing price on the day of grant.

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

(q) Net Income Per Share Attributable to Class A Common Stock

Basic earnings per share of Class A common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted net income per share of Class A common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options and warrants, vesting of RSUs, vesting of Class E common stock and Class V common stock and conversion of the Company’s preferred stock, as applicable. Net income per share is not presented for periods prior to the Merger as such amounts would not be meaningful to users of the financial statements because the equity structure materially changed in connection with the Merger.

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

(s) Earnouts

At the closing of the Merger, the Sponsor was entitled to receive up to a total of 1,075,761 earnout shares (“Sponsor Earnout Shares”) in the form of Class E common stock of the Company. In current form, the Sponsor Earnout Shares are represented by the Company’s Class E-1, E-2, and E-3 common stock, each class comprising of one-third (1/3) of the total Sponsor Earnout Shares, or 358,587 shares each. Class E-1 Shares automatically convert to Class A common stock if during the seven-year period following the closing of the Merger, the Company’s stock price is greater than $12.00 over 10 trading days (which may be consecutive or not consecutive) within any 20 consecutive trading days (“First Milestone”). Class E-2 and Class E-3 are subject to similar milestones. The “Second Milestone” is reached when the Company’s stock price is greater than $14.00 per share over any 10 trading days (which may be consecutive or not consecutive) within any 20 consecutive trading days during the seven-year period following the Merger. The

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

“Third Milestone” has a threshold of $16.00 per share over any 10 trading days (which may be consecutive or not consecutive) within any 20 consecutive trading days during the 10-year period following the Merger.

In addition to the Sponsor Earnout Shares, certain owners of BT HoldCo are entitled to receive an additional 15,000,000 BT HoldCo Earnout Units (“BT Earnout”). The BT Earnout is structured similarly to the Sponsor Earnout Shares with consistent milestones and vesting conditions.

The Company evaluated the Sponsor Earnout Shares and BT HoldCo Earnout Shares under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded equity classification is appropriate. As equity-classified contracts, the Sponsor Earnout Shares are not subject to remeasurement provided the conditions for equity-classification continue to be met. The Sponsor Earnout Shares have been recorded in connection with the reverse recapitalization accounting as part of the adjustment to accumulated deficit due to the absence of additional paid in capital.

In connection with the Merger, the BT Earnout will be settled in Common Units which represent non-controlling interest, to be measured under the hypothetical liquidation at book value method, as described further in Note 9.

(t) Warrants

In connection with the Merger, the Company assumed a total of 43,848,750 Warrants, consisting of 31,625,000 Public Warrants and 12,223,750 Private Placement Warrants issued by GSRM which continue to be outstanding following the Merger. The outstanding Warrants are accounted for as freestanding equity contracts and are classified in equity under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity.

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

In March 2022, the SEC issued SAB No. 121 (SAB 121), “Accounting for obligations to safeguard crypto-assets an entity holds for platform users,” which adds interpretive guidance requiring an entity to consider when they have obligations to safeguard crypto-assets held for their platform users. The Company adopted SAB 121 as of June 30, 2022 with retrospective application as of January 1, 2022. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. The Company has continued to monitor on a quarterly basis and has determined that SAB 121 is not material to the consolidated financial statements as of September 30, 2023.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(4) Merger

For accounting purposes, the Merger was treated as the equivalent of Legacy Bitcoin Depot issuing stock for the net assets of GSRM accompanied by a recapitalization. The following summarizes the elements of the Merger to the consolidated Statement of Cash Flows, including the transaction funding, sources and uses of cash (in thousands):

As of June 30, 2023
Cash - GSR II Meteora Acquisition Corp Trust	$332,102
Less: GSRM transactions cost paid from Trust(1)	(25,958)
Less: Purchase of BT HoldCo common units from BT Assets	(10,066)
Less: Redemptions of existing shareholders of GSRM	(292,735)
Net proceeds from GSRM shareholders	3,343
Assumed net liabilities from GSRM, excluding net cash proceeds	(6,850)
Net Impact of the Merger on the Statement of Changes in Stockholders’ and Member's Equity	$(3,507)

(1)
Transaction costs paid from the GSRM trust account include $18.7 million of non-redemption payments, $4.9 million of other transaction-related expenses and $2.4 million of franchise and income taxes, all of which were recorded by GSRM.

PIPE Financing

On June 23, 2023, GSRM entered into a private placement agreement with certain subscribers (“Subscribers”). Concurrently with the closing of the Merger, the Subscribers purchased 4,300,000 shares of Series A Preferred Stock in exchange for a subscription receivable (“Subscription Receivable”). The terms of the Subscription Receivable provide that the Subscribers will pay a purchase price of up to $43.3 million if the trading price of the Company’s Class A common stock exceeds certain hurdle prices ranging from $10.50 to $11.39 per share over the period from September 2023 through February 2024 (or April 2024 if the Company elects to extend the observation period based on a national amount of 5,000,000 shares of Class A common stock). The price paid by the Subscribers will be reduced if the trading price does not exceed the hurdle prices and, if the Class A common stock trading price declines to zero, could result in the Company making a cash payment to the Subscribers of up to $10.9 million (or $12.1 million if the Company elects to extend the observation period).

For purposes of settlement under the PIPE Agreement, the notional amount of 5,000,000 shares consists of (a) the 4,300,000 shares of Series A Preferred Stock sold at the closing of the Merger (that have substantially the same economics as the Class A common stock (see Notes 15 and 18) as described above, and (b) 700,000 shares of Class A common stock that were held by the Subscribers prior to the consummation of the Transaction. In connection with the Transaction, the Subscribers entered into non-redemption agreements with the Company and received additional shares of Class A common stock in exchange for their commitments not to redeem. See the discussion below under GSRM Share Issuance for further information.

The Subscription Receivable represents a hybrid financial instrument comprising a subscription receivable and a compound embedded derivative. The host subscription receivable was recognized at its initial fair value of $5.6 million as a reduction in stockholders’ equity. The embedded derivative represents a net cash settled forward contract with a value that is indexed to the trading price of the Company’s Class A common stock. The derivative was bifurcated pursuant to subtopic ASC 815-15 Embedded derivatives and is carried at its fair value with changes in fair value recognized in earnings.

The Series A Preferred Stock was recorded at fair value of $13.9 million. The excess of the fair value of the Series A Preferred Stock and the fair value of the Subscription Receivable was deemed to reflect the minimum return promised to the Subscribers inherent in the mechanics of the arrangement whereby the Subscribers may ultimately pay less than the purchase price of $43.3 million based on future prices of the Class A common stock. The economics of this element of the transaction are reflected in the bifurcated derivative carried at fair value with changes in fair value recognized in earnings. As a result, the difference between the fair value of the Series A Preferred Stock and the fair value of the Subscription Receivable was recognized as an expense at the date of the initial recognition. The expense of $12.3 million also includes $1.0 million of cash fees ($0.6 million paid at the closing of the Merger and $0.4 million due in September 2023) on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the nine months ended September 30, 2023. During the three months ended September 30, 2023, the Company recorded $2.7 million expense related to the change in fair value of the bifurcated derivative carried at fair value, which was recognized in the Consolidated Statements of Income (Loss) and Comprehensive Income ( Loss).

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents fees and expenses related to the PIPE for the three and nine months ended September 30, 2023 (in thousands).

	Three Months Ended	Nine Months Ended
	September 30, 2023
Establishment of PIPE	$-	$8,636
Expenses associated with the PIPE	-	945
Change in fair value of derivative	2,700	2,700
Total	$2,700	$12,281

Non-Redemption Agreements

Prior to the Merger, GSRM entered into voting and non-redemption agreements (“Voting and Non-Redemption Agreements”) with unaffiliated third parties (“Non-Redeeming Stockholders”) in exchange for such Non-Redeeming Stockholders, including the Subscribers referenced above, agreeing to either not redeem or to reverse any previously submitted redemption request with respect to an aggregate of 6,833,000 shares of the Company’s Class A common stock sold in its initial public offering (“Non-Redeemed Shares”) and to allow the Company, without another stockholder vote, to further extend the date to consummate an initial business combination on a monthly basis up to eight times by an additional one month each time after July 1, 2023 (each one month extension, a “Monthly Extension”), until March 1, 2024, unless the closing of an initial business combination shall have occurred prior thereto (the “Extension”).

GSRM Share Issuance

In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, GSRM agreed to issue to the Non-Redeeming Stockholders an aggregate of 68,330 shares (“Commitment Shares”) (representing 1% of the Non-Redeemed Shares) of the Company’s Class A common stock. The Non-Redeeming Stockholders also received 136,660 shares (“Extension Shares”) of the Company’s Class A common stock in connection with the initial extension. Additionally, a backstop fee was paid immediately upon closing of the Merger, which was paid to all Non-Redeeming Stockholders, except for one investor, to which the Company paid the backstop fee in the form of 454,350 shares of the Company’s Class A common stock. In total, the Company issued 659,340 shares of Class A common stock at the closing of the Merger and $18.7 million of cash was paid out of the SPAC trust account proceeds. The cash paid by GSRM to Non-Redeeming Stockholders of $18.7 million reduced GSRM’s trust account balance at closing of the Merger. In connection with the reverse recapitalization, the Company recorded the remaining trust account balance and other net liabilities as an adjustment to accumulated deficit on the consolidated Balance Sheet and Statement of Changes in Stockholders’ Equity and Member's Equity. The expenses related to the Non-Redemption Agreements and the GSRM Share Issuance described above have been recognized in the GSRM Statement of Operations as these transaction occurred prior to the Merger.

(5) Related Party Transactions

During the nine months ended September 30, 2023, the Company distributed to BT Assets 112.4 LTC and 7.5 ETH with a total cost basis of $0.02 million. During the nine months ended September 30, 2022, the Company distributed to BT Assets 2,760 ETH with a total cost basis of $4.6 million. During the three months ended September 30, 2023 and September 30, 2022, the Company made no distributions of cryptocurrency. Total cash distributions made to BT Assets during the nine months ended September 30, 2023 and September 30, 2022 were $13.0 million and $5.8 million, respectively and are classified as cash outflows from financing activities in the Consolidated Statements of Cash Flows. During the three months ended September 30, 2023 and 2022, total cash of $0.3 million and $0.6 million, respectively was distributed. The total cash and non-cash distributions are reflected in the consolidated Statement of Changes in Stockholders’ Equity and Member's Equity.

As part of the Merger, the Chief Executive Officer of the Company was issued 500,000 shares of Class A common stock under the Incentive Plan, and the Company recognized associated compensation expense of $1.6 million during the nine months ended September 30, 2023, which is included in selling, general and administrative expenses in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

The Company entered into sale bonus agreements with an officer and an employee of Bitcoin Depot as part of the Merger and agreed to pay bonuses to these individuals based on the results of the Merger. The Company accrued an aggregate bonus compensation payable of $1.6 million as of the close of the Merger, and the full amount was paid as of September 30, 2023. The compensation

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

expense is included in selling, general and administrative expenses in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

At the closing of the Merger, the Company entered into the Tax Receivable Agreement with BT HoldCo and BT Assets. Pursuant to the Tax Receivable Agreement, the Company is generally required to pay BT Assets 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign income taxes that we realize, or in certain circumstances are deemed to realize.

In connection with the closing of the Merger, the Company entered into separate indemnification agreements with its directors and executive officers. These agreements, among other things, require the Company to indemnify its directors and executive officers for certain costs, charges and expenses, including attorneys’ fees, judgments, fines and settlement amounts, reasonably incurred by a director or executive officer in any action or proceeding because of their association with the Company or any of its subsidiaries. No amounts have been recognized related to these agreements as of September 30, 2023.

On September 28, 2023, the Company entered into an advisory agreement with SPAC Advisory Partners, LLC ("SAP"). The agreement is for capital markets advice. SAP is managed by the same investment professionals from GSRM prior to the Merger. Total fees associated with their advisory services on a success basis is $0.3 million.

(6) Revenue

Revenue disaggregated by revenue stream is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
BTM Kiosks	$178,694	$173,182	$538,637	$490,815
BD Checkout	273	280	874	288
OTC	—	—	—	2,080
Company Website	352	58	520	129
Software Services	142	986	430	3,236
Hardware Revenue	22	270	100	619
Total Revenue	$179,483	$174,776	$540,561	$497,167

The net impact to revenue arising from cryptocurrency transactions where control did not transfer to the customer would be an inconsequential reduction in revenue for the three and nine months ended September 30, 2022.

(7) Cost of Revenue (Excluding Depreciation and Amortization)

Cost of Revenue (excluding depreciation and amortization) is comprised of expenses associated with the selling of cryptocurrencies and operating the Company’s BTM kiosks, excluding depreciation and amortization. The following table presents cost of revenue (excluding depreciation and amortization) by category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cryptocurrency expenses	$138,828	$139,265	$419,682	$401,844
Floorspace lease expenses	8,489	9,998	26,270	30,365
Kiosk operations expenses	5,228	4,194	15,135	11,730
Total Cost of Revenue (excluding depreciation and amortization reported separately)	$152,545	$153,457	$461,087	$443,939

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the components of cryptocurrency expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of Cryptocurrency (1) - BTM Kiosk	$138,551	$138,229	$418,425	$396,992
Cost of Cryptocurrency (1) - OTC	—	—	—	1,958
Cost of Cryptocurrency (1) - BDCheckout	234	241	749	248
Software Processing Fees	8	697	267	2,424
Exchange Fees	1	31	21	89
Mining Fees	30	63	207	129
Software Processing Fee - BDCheckout	4	4	13	4
Total cryptocurrency expenses	$138,828	$139,265	$419,682	$401,844

(1)
Cost of Cryptocurrency includes impairment losses recognized on cryptocurrencies net of any gains recognized from sales of cryptocurrencies on an exchange. Impairment of $1.8 million and $1.7 million were offset by no gains from the sale of cryptocurrencies on exchange for the three months ended September 30, 2023 and 2022, respectively. Impairment of $6.4 million and $5.6 million were offset by gains from the sale of cryptocurrencies on exchange of $0.1 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively.

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

The following table reconciles amounts excluded from the cost of revenue (excluding depreciation and amortization) caption in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss) included in total depreciation and amortization expense in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the period presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation of owned BTM kiosks	$919	$661	$1,794	$2,125
Depreciation of leased BTM kiosks	1,862	3,687	6,375	11,062
Amortization of intangible assets	382	382	1,134	1,128
Total depreciation and amortization excluded from cost of revenue	$3,163	$4,730	$9,303	$14,315
Other depreciation and amortization included in operating expenses	97	33	251	50
Total depreciation and amortization	$3,260	$4,763	$9,554	$14,365

(8) Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company did not have any assets or liabilities measured at fair value on a recurring basis as of December 31, 2022. For the period-ended September 30, 2023, the fair value of the complex embedded derivative issued as a part of the PIPE Agreement was estimated using a Monte Carlo simulation to simulate potential changes in share price and the resulting impact on the amount of cash to be collected under the PIPE Agreement. The fair value of the embedded derivative was then determined by comparing (i) the best estimate of the cash to be collected at the valuation date using this simulation compared to (ii) the cash that would be collected under a hypothetical host contract that assumes the share price did not change since the date of initial recognition (both on a present value basis). The fair value is considered a level 2 fair value given the observability of the following inputs:

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2023
Bitcoin Depot Inc. stock price at September 30, 2023	2.63
Term to the end of the 6th reference period (in years)	0.41
Risk free rate	5.46%
Equity volatility	50%
Dividend yield	0%

The fair value is determined to be a Level 2 fair value because there are no significant unobservable inputs. Level 2 fair values involve inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. In the case of the PIPE Financing embedded derivative fair value, the inputs are limited to share price, interest rates, and dividend yield, each of which are observable along with volatility, which is based on historical traded prices and implied volatility derived from the same historical data.

Contingent Consideration

The following table presents the changes in the estimated fair value of the contingent consideration liability measured using significant unobservable inputs (Level 3) (in thousands):

	Nine Months Ended September 30, 2023	Year ended December 31, 2022
Balance, beginning of period	$1,841	$2,879
Change in fair value during the period	159	962
Payment made during the period	(2,000)	(2,000)
Balance, end of period	$-	$1,841

Contingent consideration related to the BitAccess acquisition in July 2021 was measured at the probability-weighted fair value at the date of acquisition, which was estimated by applying an income valuation approach based on Level 3 inputs consisting primarily of a discount rate and probability of achieving the performance metrics. During the year-ended December 31, 2022, the Company made the first year payment of $2.0 million to the former owners of BitAccess as the performance conditions were determined to have been met. In addition, the Company amended the contingent consideration arrangement to remove the performance conditions for the second year payment such that the full $2.0 million related to the second year payment would be paid out in accordance with the agreement on July 31, 2023. As such, there was no contingent consideration liability as of September 30, 2023. The change in fair value of the contingent consideration is recognized in interest expense in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the nine months ended September 30, 2023 and 2022. The difference between the recorded fair value of the payments and the ultimate payment amounts was not material to any period. In July 2023, in accordance with the BitAccess acquisition agreement, the Company paid $2.0 million to settle the remaining contingent consideration.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The Company’s non-financial assets, such as goodwill, intangible assets, property and equipment, operating lease right-of-use assets and cryptocurrencies are adjusted down to fair value when an impairment charge is recognized. Certain fair value measurements are based predominantly on Level 3 inputs. No impairment charges related to goodwill, intangible assets, operating lease right-of-use assets and property and equipment have been recognized for the nine months ended September 30, 2023 and 2022. Fair value of cryptocurrencies are based on Level 1 inputs. The carrying value of the Company’s cryptocurrency reflects any impairment charges recorded since its purchase or receipt.

Assets and Liabilities Not Measured and Recorded at Fair Value

The Company considers the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses (excluding contingent consideration) in the consolidated financial statements to approximate fair value due to their short maturities.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company estimates the fair value of its fixed-rated note payable based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. As of September 30, 2023, the estimated fair value of the fixed-rated note was approximately $19.6 million and the carrying value was $18.7 million.

(9) Non-controlling Interests

	BitAccess	Bitcoin Depot Inc.	Total
Beginning balance July 1, 2023	$2,480	$9,866	$12,346
Distributions	—	(294)	(294)
Stock compensation	146	—	146
Foreign currency translation	—	87	87
Net income (loss)	(137)	8,300	8,163
Ending balance September 30, 2023	$2,489	$17,959	$20,448
Beginning balance January 1, 2023	$2,230	$-	$2,230
Stock compensation	528	—	528
Foreign currency translation	—	87	87
Distributions	—	(294)	(294)
Recapitalization	—	9,866	9,866
Net income (loss)	(269)	8,300	8,031
Ending balance September 30, 2023	$2,489	$17,959	$20,448

Non-controlling Interest - BitAccess

In July 2021, the Company obtained a controlling interest in BitAccess Inc. in a business combination. The un-affiliated interest in BitAccess Inc. is reported as non-controlling interests in the accompanying consolidated financial statements. As of September 30, 2023 and December 31, 2022, the non-controlling interest ownership was 17.71% and 15.31%, respectively.

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

Non-controlling Interest - BT HoldCo

The Company is the primary beneficiary of BT HoldCo. The majority stockholder of BT HoldCo, BT Assets, holds 41,200,000 common units, and 2,900,000 preferred units of BT HoldCo, along with 44,100,000 Class V voting, non-economic shares in the Company. BT Assets has the right to exchange the common units, together with a corresponding number of shares of Class V common stock, for, at the Company’s option, (i) shares of the Company’s Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of the Company’s Class A common stock). The ownership interests in BT HoldCo held by BT Assets represent the non-controlling interest not directly attributable to Bitcoin Depot and are reported as part of non-controlling interests in BT HoldCo on the accompanying consolidated financial statements. As of September 30, 2023, BT Assets has not exchanged any common units.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2023, the non-controlling interest ownership of BT HoldCo was 72.6% and the non-controlling interests measured under the HLBV method were $17.8 million.

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

The carrying values of cryptocurrencies were the following at September 30, 2023 and December 31, 2022 (in thousands):

Cryptocurrency	At September 30, 2023	At December 31, 2022
BTC	$794	$523
ETH	1	9
LTC	—	8
	$795	$540

The following tables present additional information about the adjusted cost basis of cryptocurrencies (in thousands):

	BTC	ETH	LTC	Total
Beginning balance—January 1, 2023	$523	$9	$8	$540
Purchase or receipts of cryptocurrency	127,530	4	3	127,537
Cost of cryptocurrencies sold or distributed	(125,465)	(12)	(11)	(125,488)
Impairment of cryptocurrencies	(2,187)	—	—	(2,187)
Balance—March 31, 2023	$401	$1	$-	$402
Purchase or receipts of cryptocurrency	153,351	—	—	153,351
Cost of cryptocurrencies sold or distributed	(150,552)	—	—	(150,552)
Impairment of cryptocurrencies	(2,390)	—	—	(2,390)
Balance—June 30, 2023	$810	$1	$-	$811
Purchase or receipts of cryptocurrency	139,065	—	—	139,065
Cost of cryptocurrencies sold or distributed	(137,288)	—	—	(137,288)
Impairment of cryptocurrencies	(1,793)	—	—	(1,793)
Balance—September 30, 2023	$794	$1	$-	$795

	BTC	ETH	LTC	Total
Beginning balance—January 1, 2022	$563	$5,988	$6	$6,557
Purchase or receipts of cryptocurrency	128,388	206	847	129,441
Cost of cryptocurrencies sold or distributed	(126,275)	(2,770)	(836)	(129,881)
Impairment of cryptocurrencies	(1,861)	(1,358)	(7)	(3,226)
Balance—March 31, 2022	$815	$2,066	$10	$2,891
Purchase or receipts of cryptocurrency	134,378	12	993	135,383
Cost of cryptocurrencies sold or distributed	(132,543)	(2,073)	(999)	(135,615)
Impairment of cryptocurrencies	(2,075)	—	—	(2,075)
Balance—June 30, 2022	$575	$5	$4	$584
Purchase or receipts of cryptocurrency	140,015	387	638	141,040
Cost of cryptocurrencies sold or distributed	(138,261)	(379)	(632)	(139,272)
Impairment of cryptocurrencies	(1,670)	(3)	(5)	(1,678)
Balance—September 30, 2022	$659	$10	$5	$674

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Purchases or receipts of cryptocurrency consists of: (a) cash paid by the Company to purchase cryptocurrencies on various exchanges and from liquidity providers and related transaction costs to acquire the cryptocurrencies, (b) receipts of cryptocurrency sold to the Company by customers at the BTM kiosks, and (c) receipts of cryptocurrency received by the Company as consideration for company website and software services revenue. Costs of cryptocurrencies sold or distributed represents the cost basis of cryptocurrencies sold to customers or payments made in cryptocurrencies, net of impairment costs, recorded through the date of disposition.

The Company may be extended short-term credits from various exchanges and liquidity providers to purchase Bitcoin. The trade credits are due and payable in cash within days after they are extended. As of September 30, 2023 and December 31, 2022, the Company had $6.1 million and $1.7 million outstanding within “Accrued Expenses” on the Consolidated Balance Sheets, respectively.

(11) Goodwill and Intangible Assets, net

Intangible assets, net were comprised of the following at September 30, 2023 (in thousands, except for weighted-average period):

	Estimated life	Cost Basis	Accumulated Amortization	Net	Remaining Weighted-Average Amortization Period
Tradenames	5 years	$1,233	$(547)	$686	2.78
Customer relationships	5 years	2,574	(1,141)	1,433	2.78
Software applications	5 years	3,771	(1,672)	2,099	2.78
		$7,578	$(3,360)	$4,218

Intangible assets, net were comprised of the following at December 31, 2022 (in thousands, except for weighted-average period):

	Estimated life	Cost Basis	Accumulated Amortization	Net	Remaining Weighted-Average Amortization Period
Tradenames	5 years	$1,233	$(363)	$870	3.53
Customer relationships	5 years	2,574	(756)	1,818	3.53
Software applications	5 years	3,771	(1,108)	2,663	3.53
		$7,578	$(2,227)	$5,351

Amortization expense related to the intangibles with estimated lives of five years totaled $1.1 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense for the three months ended September 30, 2023 and 2022 totaled $0.4 million and $0.4 million, respectively. Amounts are included in depreciation and amortization in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Estimated future amortization expense as of September 30, 2023 approximately as follows (in thousands):

Amount
2023 (for the remainder of)	$382
2024	1,516
2025	1,516
2026	804
Total	$4,218

There was no change in the amount of goodwill from December 31, 2022 to September 30, 2023.

(12) Note Payable

On December 21, 2020, the Company entered into a credit agreement with a financial institution which provided for initial term loans in an aggregate principal amount of $25.0 million, comprised of two $12.5 million tranches, and which was subject to annual interest

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

at a rate of 15% per annum (the “note”). In 2021, the Company utilized the delayed draw facility of the credit agreement and amended the note to provide an additional $15.0 million to fund the acquisition of BitAccess Inc. In March 2022, the note was again amended to provide an additional term loan in an aggregate principal amount of $5.0 million.

On May 2, 2023, the Company amended its note with its lender. Pursuant to the amendment, the accelerated repayment feature in the event of a business combination transaction or a change in control transaction was removed and the repayment date was extended to August 15, 2023 to allow for a renegotiation of the repayment schedule. In addition, the fixed interest rate in the note was modified to increase the rate from 15% per annum to 20% per annum effective February 16, 2023 through August 15, 2023, and a catch-up payment was made for the incremental interest from February 16, 2023 through May 1, 2023 of approximately $0.3 million.

On June 23, 2023, the Company amended and restated its credit agreement (the "amended and restated note") with its existing lender. Under the amended and restated note, the Company refinanced $20.8 million of the note which is subject to an annual interest at a rate of 17% per annum. The Company is required to make monthly interest payments and fixed principal payments every six months beginning on December 15, 2023 through June 15, 2026. In connection with the amended and restated credit agreement, the Company repaid approximately $16.4 million of the outstanding principal balance of the note, refinanced $20.8 million of the outstanding principal balance of the note and paid an exit fee of $2.3 million. The amended and restated note matures on June 23, 2026, at which time, any outstanding principal balance and any accrued interest become due. Additionally, the Company is required to pay an exit fee of $1.8 million upon maturity or prepayment and accordingly, has included this amount in the note payable, non-current in the Consolidated Balance Sheet. In conjunction with the transaction, Legacy Bitcoin Depot and BT Assets, Inc. were substituted for BT OpCo and BT HoldCo, LLC respectively. The amended and restated note is collateralized by substantially all of the assets of BT HoldCo, LLC and is guaranteed by BT Assets, Inc., Mintz Assets, Inc., Express Vending, Inc., Intuitive Software, LLC, Digital Gold Ventures, Inc. and BitAccess Inc. The Company is subject to certain financial covenants contained in the amended and restated note, which require BT HoldCo and certain of its subsidiaries to maintain certain cash balances, and a maximum consolidated total leverage ratio, in addition to customary administrative covenants. The Company accounted for the amended and restated note as a debt modification in accordance with ASC 470, Debt.

The Company deferred financing costs of approximately $2.4 million of cost (which includes the exit fee of $1.8 million) to the lender associated with refinancing of the note, which was reflected as a reduction of the amended and restated note proceeds. The Company will recognize these deferred financing costs, along with the remaining unamortized deferred financing costs related to the original note, using the effective interest method over the term of the note.

Note payable consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Note payable	$20,750	$39,419
Plus: exit fee due upon payment of note	1,764	—
Less: unamortized deferred financing costs	(3,798)	(1,847)
Total Note payable	$18,716	$37,572
Less: current portion of note payable	(1,868)	(8,050)
Note payable, non-current	$16,848	$29,522

At September 30, 2023, aggregate future principal payments are as follows (in thousands):

Amount
2023 (for the remainder of)	$830
2024	2,282
2025	3,320
2026	14,318
Total	$20,750

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(13) Warrants

The following table summarizes the warrants outstanding as of September 30, 2023:

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

Each whole Warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share. A holder may exercise its warrants only for a whole number of shares of Class A common stock. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The Company may redeem the Public Warrants at a price of $0.01 per share if the closing price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period. The Private Warrants cannot be redeemed, even if sold or transferred to a non-affiliate. The Warrants will expire five years after the Closing Date or earlier upon redemption or liquidation.

The Private Warrants have terms and provisions that are identical to those of the Public Warrants, except the Private Warrants are not subject to redemption, and do not become subject to redemption after transfer to a non-affiliate (a distinction from other private placement warrants issued in connection with GSRM transactions).

The Warrants are accounted for as freestanding equity contracts and are classified in equity under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In connection with the Merger, the Warrants were recorded in connection with the reverse recapitalization accounting as part of the adjustment to accumulated deficit on the consolidated Balance Sheet and Statement of Changes in Stockholders’ Equity and Member's Equity.

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

In addition to the Sponsor Earnout Shares described above, BT HoldCo also issued earnouts (“BT OpCo Earnout Units”), of which 1,075,061 were issued to the Company and 15,000,000 were issued to BT Assets, Inc. The BT OpCo Earnout Units issued by BT HoldCo are subject to the same vesting conditions as the Sponsor Earnout Shares. Upon vesting, these units will be automatically exchanged into common units of BT HoldCo. BT OpCo Earnout Units held by the Company mirror the Sponsor Earnout Shares arrangement as it is intended to maintain the umbrella partnership C corporation structure of the consolidated reporting group (i.e., for every Class A common stock share outstanding, the Company will have a corresponding Class A Unit in BT HoldCo). BT OpCo Earnout Units issued to BT Assets, Inc. will impact the non-controlling interest recognized by the Company when these units vest.

The Earnout Shares (both Sponsor Earnout Shares and BT Opco Earnout Units) vest as follows:

First Earnout Period (seven years from date of Merger):

(a) One-third (1/3rd) of the Earnout Shares (Class E-1 common stock), if the closing share price of Bitcoin Depot’s Class A common stock, par value $0.0001 per share (Class A common stock) equals or exceeds $12.00 per share for any 10 trading days within any consecutive 20 trading day period that occurs after the Closing Date; and

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(b) One-third (1/3rd) of the Earnout Shares (Class E-2 common stock), if the closing share price of Class A common stock equals or exceeds $14.00 per share for any 10 trading days within any consecutive 20 trading day period.

Second Earnout Period (ten years from date of Merger):

(a) Remaining Earnout Shares (representing one-third (1/3rd)) (Class E-3 common stock) if the closing share price of Bitcoin Depot’s Class A common stock equals or exceeds $16.00 per share for any 10 trading days within any consecutive 20 trading day period that occurs after the Closing Date.

During the three months ended September 30, 2023, the market price of the Company's Class A common stock did not exceed $4.34 per share. Additionally, in accordance with the earnout provisions, the market price of the Company's Class A common stock did not exceed $12.00 per share for any 10 trading days within any consecutive 20 trading day period after the Merger to achieve the 1st vesting hurdle.

(15) Common Stock, Preferred Stock and Stockholders’ Equity

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

	As of September 30, 2023
	Class A	Class B	Class M	Class O	Class V	Class E	Series A Preferred
Shares authorized	800,000,000	20,000,000	300,000,000	800,000,000	300,000,000	2,250,000	50,000,000
Shares issued and outstanding	13,183,691	—	—	—	44,100,000	1,075,761	3,475,000
Par value	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001

Common Stock

The rights of the holders of Class A common stock, Class B common stock, Class M common stock, and Class O common stock have various terms, as follows:

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

Class V common stock are voting, non-economic shares and exchangeable, along with common units of BT HoldCo, into Class A common stock. Shares of Class M common stock are convertible into an equivalent number of shares (one-for-one) of Class A common stock automatically upon transfer, or the Majority Stockholder ceasing to beneficially own at least 20% of the voting power represented by the shares in Class V common stock. Shares of Class E common stock are convertible into an equivalent number of shares (one-for-one) of Class A common stock when the reported closing trading price of the common stock exceeds certain thresholds if, from the closing of the Merger until the tenth anniversary thereof, the reported closing trading price of the common stock exceeds certain thresholds and is subject to forfeiture terms (See Note 14).

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Series A Preferred Stock is only entitled to dividends when and if declared by the Company’s Board of Directors (the "Board"). There is no stated dividend preference. The Series A Preferred Stock participate fully with respect to all distributions and dividends made to the Company’s Class A common stock, including in the event of a liquidation, dissolution, or winding up of the Company.

The Series A Preferred Stock is convertible at any time at the option of the holders into Class A common stock at an initial exchange ratio of 1:1, as adjusted for any dilutive events. The Series A Preferred Stock is economically identical to the Company’s Class A common stock and is therefore treated as another class of common stock for reporting purposes (i.e., net income per share calculation), and is classified in permanent equity. During the three and nine months ended September 30, 2023, 825,000 shares of Series A Preferred Stock were converted to shares of Class A common stock.

Registration Statement

On September 1, 2023, the Company’s registration statement registering the resale of up to 83,747,027 shares of Class A common stock, up to 43,848,750 shares of Class A common stock underlying Warrants and up to 12,223,750 Warrants to purchase Class A common stock was declared effective.

Share repurchase program

On September 22, 2023, the Company announced that its Board has authorized a share repurchase program pursuant to which the Company is authorized to repurchase up to $10.0 million of outstanding shares of its Class A common stock beginning immediately and continuing through and including June 30, 2024. As of the date of this report, no shares had been repurchased.

(16) Income Taxes

Following the closing of the Merger on June 30, 2023, BT HoldCo will be treated as a partnership for U.S. federal income tax purposes. As such, BT HoldCo’s earnings and losses will flow through to its partners, including Bitcoin Depot Inc., a U.S. corporation.

The effective tax rate for the three months ended September 30, 2023 and 2022, respectively was (24.0%) and 60.8% and during the nine months ended September 30, 2023 and 2022, respectively was 45.1% and 26.7%. During the three months ended September 30, 2023 and 2022, the Company recognized income tax benefit (expense) of ($0.3) million and $1.3 million, respectively, on its share of pre-tax book income (loss), of which $0.2 million and $0 million was attributed to non-controlling interest. During the nine months ended September 30, 2023 and 2022, respectively, the Company recognized income tax benefit (expense) of $1.0 million and $0.9 million on its share of pre-tax book income, of which ($0.7) million and $0 were attributed to non-controlling interest, respectively.

BitAccess Inc. and Express Vending, Inc. are taxed as Canadian corporations. For the nine months ended September 30, 2023 and 2022, there was no activity for Mintz Assets, Inc., Intuitive Software, LLC and Digital Gold. As such, there were no federal income taxes for these entities. BitAccess Inc. and Express Vending, Inc., recorded income tax benefits of $0.8 million and $1.4 million, respectively. The amount related to BitAccess Inc. was allocated in accordance with the ownership interest with a portion allocated to non-controlling interest.

The effective tax rate differs from the statutory U.S. federal rate of 21.0% primarily due to the income or loss not being taxed due to the income and loss flowing through to its partners, and differences related to the foreign operations, valuation allowance adjustments and book-tax adjustments relating to share-based compensation.

As of September 30, 2023, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will realize its deferred tax assets for the difference in tax basis in excess of the financial reporting value for its investment in BT HoldCo. Consequently, the Company has established a full valuation allowance with respect to its deferred tax asset related to its investment in BT HoldCo, as of September 30, 2023.

In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

taxes. Additionally, the Company has an uncertain tax position of $0.3 million due to state tax filings. The Company plans to settle open filings during 2023.

Tax Receivable Agreement

Upon the completion of the Merger, Bitcoin Depot is party to the Tax Receivable Agreement (“TRA”). Under the terms of that agreement, Bitcoin Depot generally will be required to pay BT Assets 85% of the tax savings, if any, that Bitcoin Depot Inc. realizes, or in certain circumstances is deemed to realize, as a result of certain tax attributes that are created as part of and after the Merger. The payment of cash consideration to BT Assets in connection with the transaction will result in aggregate payments under the Tax Receivable Agreement of approximately $0.8 million as of September 30, 2023. This amount does not take into account any future exchanges of BT HoldCo Common Units by BT Assets pursuant to the BT HoldCo Amended and Restated Limited Liability Company Agreement. The future amounts payable, as well as the timing of any payments, under the Tax Receivable Agreement are dependent upon significant future events, including (but not limited to) the timing of the exchanges of BT HoldCo Common Units and surrender of a corresponding number of shares of Bitcoin Depot Class V common stock, the price of Bitcoin Depot Class A common stock at the time of each exchange, the extent to which such exchanges are taxable transactions, the depreciation and amortization periods that apply to any increase in tax basis resulting from such exchanges, the types of assets held by BT HoldCo, the amount and timing of taxable income Bitcoin Depot generates in the future, the U.S. federal income tax rate then applicable and the portion of Bitcoin Depot’s payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. The Company has recognized a Tax Receivable Agreement liability of $0.8 million on the Consolidated Balance Sheets as of September 30, 2023. Changes in this liability will be recognized in future periods through the income tax (expense) benefit caption on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

(17) Share-Based Compensation

BitAccess:

BitAccess maintained a stock option plan for its employees under the Amended and Restated Stock Option Plan, (the “BitAccess Plan”). Pursuant to BitAccess Plan agreement, awards of stock options and restricted stock units (“BitAccess RSUs”) are permitted to be made to employees and shareholders of BitAccess. As of September 30, 2023, all awards under the BitAccess Plan had been issued.

The options under the BitAccess Plan generally vest over a two-year period following the one-year anniversary of the date of grant and expire not more than 10 years from the date of grant.

A summary of the BitAccess Plan’s stock option activity and related information is as follows:

	Amount or number of Options	Weighted-average exercise price	Weighted-average remaining contractual term	Weighted-average grant-date fair value
Outstanding at January 1, 2023	106,938	$0.59	8.73	$4.26
Granted	39,600	$2.86	9.76	$3.05
Exercised	(68,058)	$-	—	$4.44
Forfeited	(33,600)	$(2.86)	—	$(1.11)
Outstanding at September 30, 2023	44,880	$2.86	8.93	$3.09
Vested at September 30, 2023	11,038	$2.86	—	$3.10

	Amount or number of Options	Weighted-average exercise price	Weighted-average remaining contractual term	Weighted-average grant-date fair value
Outstanding at January 1, 2022	308,253	$-	9.55	$4.44

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Granted	84,380	$2.86	9.34	$3.10
Exercised	(240,195)	$-	—	$4.44
Forfeited	(45,500)	$(2.86)	—	$(3.10)
Outstanding at December 31, 2022	106,938	$0.59	8.73	$4.26
Vested at December 31, 2022	1,719	$2.86	—	$3.02

The BitAccess RSUs under the BitAccess Plan generally vest over a two-year period beginning following the one-year anniversary of the date of grant and expire not more than 10 years from the date of grant. A summary of the BitAccess Plan’s BitAccess RSU award activity is as follows:

Restricted Stock Units
Outstanding at January 1, 2023	81,142
Forfeited	(25,641)
Exercised	(55,501)
Outstanding at September 30, 2023	—
Outstanding at January 1, 2022	237,600
Exercised	(156,458)
Outstanding at December 31, 2022	81,142

The Company recognized compensation expense of $0.5 million and $0.9 million during the nine months ended September 30, 2023 and 2022, respectively, related to the BitAccess Plan. The Company recognized compensation expense of $0.2 million and $0.3 million during the three months ended September 30, 2023 and 2022, respectively. These amounts are included in selling, general and administrative expenses in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss). As of September 30, 2023, there was $0.3 million of unrecognized compensation expense related to BitAccess Plan’s unvested share options and non-vested restricted shares.

Phantom Equity Participation Plan

The Company had a Phantom Equity Participation Plan dated July 25, 2021 (the “Phantom Plan”) for certain employees. The Phantom Plan awards eligible participants performance units entitling the holder to receive cash payments contingent upon certain qualifying events. The performance units vest according to the terms approved in the Phantom Plan, contingent upon the employee remaining continuously in service with the Company through the date of the qualifying event. Following the Merger, the Company recorded a liability of $0.4 million as of June 30, 2023, and terminated the Phantom Plan. During the three months ended September 30, 2023, the Company issued 35,000 RSUs to settle the Phantom Equity Participation Plan and the related obligation at the closing of the Merger. See 2023 Omnibus Incentive Plan for additional details regarding the issuance.

Incentive Plan

Pursuant to the Incentive Plan under which the Board is currently authorized to grant awards of incentive stock options, non-statutory stock options, RSUs and restricted stock in an aggregate amount up to 6,029,445 shares of Class A common stock to eligible recipients, as defined in the Incentive Plan. As of September 30, 2023, 500,000 shares of Class A common stock were issued to the Chief Executive Officer of the Company pursuant to the Incentive Plan. These shares when issued had a fair value price of $3.23 per share.

The Company recognized stock-based compensation expense of $0.8 million and $2.4 million, for the three months and nine months ended September 30, 2023, respectively, which is included within selling, general and administrative expenses in the consolidated Statement of Income (Loss) and Comprehensive Income (Loss).

Time-based RSUs

During the three months ended September 30, 2023, the Company granted approximately 1,412,770 time-based RSUs.

Approximately 762,151 units vest quarterly over three years, with the first year as a cliff vesting. Approximately 762,151 of the time-based RSUs vest one-third on the first anniversary of the grant date and in equal quarterly installments over the next two years. Approximately 200,000 of the time-based RSUs vest in equal quarterly installments over three years. Approximately 35,000 of the

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

time-based RSUs were issued to settle the Company’s obligations under the Phantom Plan in connection with the Merger, and these RSUs vest in equal quarterly installments over one year. In accordance with the Special Closing Bonus, the Company granted 241,000 time-based RSUs and 175,000 time-based RSUs to the Company’s non-employee directors, and these RSUs vest on the first anniversary of the grant date.

For these time-based RSUs, the Company recognized stock-based compensation in the Statement of Stockholders Equity and Member's Equity as Additional Paid-In Capital and stock-based compensation expense on the Statement of Income during the three months ended September 30, 2023 of $0.5 million. The Company had unrecognized compensation expense associated with time-based RSUs of $2.7 million as of September 30, 2023.

Performance-based RSUs

During the three months ended September 30, 2023, the Company granted approximately 440,560 performance-based RSUs. Based on the Adjusted EBITDA Target for 2023, the Company estimated the number of performance-based RSUs to be granted in April 2024 at 100% based on the probability of achieving the performance target. The actual number of performance-based RSUs that vest will be determined once the Company achieves certain targets of Adjusted EBITDA for each fiscal year. Once the number of RSUs are determined, the RSUs will vest over a period of one or three years. Once the Adjusted EBTIDA is determined following the end of each fiscal year, the specified number of performance-based RSUs will begin vesting and be settled in respect of the completed fiscal year.

For these performance-based RSUs, the Company recognized stock compensation in the Statement of Stockholders Equity and Member' Equity as Additional-Paid-In Capital and Stock Compensation expense on the Statement of Income during the three months ended September 30, 2023 of $0.3 million. The Company had unrecognized compensation expense associated with performance-based RSUs of $0.7 million as of September 30, 2023.

	Amount or number of PSUs	Amount or number of RSUs	Weighted-average grant date fair value
Outstanding at January 1, 2023	—	—	$-
Granted	440,560	1,412,770	$2.24
Outstanding at September 30, 2023	440,560	1,412,770	$2.24
Vested at September 30, 2023	—	—	$-

(18) Net Income (loss) per Share

The Series A Preferred Stock have similar economic rights to the Class A common stock and management considers them to be in substance common shares for earnings per share (“EPS”) purposes. As a result, the weighted average Series A Preferred Stock outstanding during the period was included in the calculation of weighted average common stock outstanding. No other classes of shares with economic rights were outstanding during the period, and therefore, EPS was not presented for such classes. The Public and Private Warrants along with the BitAccess options were considered in diluted EPS under the treasury stock method, if dilutive. The Class E common stock represents earnout arrangements that are contingently issuable into Class A common stock, and are only considered in the calculation of EPS once the stock price milestones have been achieved. The non-controlling interest was considered in diluted EPS under the if-converted method, if dilutive.

The stock compensation expense related to Class A shares has been attributed entirely to Bitcoin Depot Inc. for purposes of the net income (loss) per share calculation within the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Additionally, for purposes of the net income (loss) per share calculation, because such amounts pertain to compensation expense that do not affect the net assets of BT HoldCo available for liquidation, they are not further attributed to the non-controlling interest holders under the HLBV method described in Note 9.

Management determined that EPS for periods prior to the Merger, was not considered meaningful due to the complexities of determining the weighted average stock outstanding as a result of the recapitalization. Accordingly, the computation of loss per share and weighted

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

average common stock outstanding has only been presented for the period from the date of transaction close through September 30, 2023, as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023 (from the date of the close of the transaction)
Numerator:
Net income (loss) attributable to Bitcoin Depot Inc. Class A common stock - Basic and Diluted	$(7,098)	$(17,794)
Denominator:
Weighted average common stock outstanding - basic and diluted	16,658,691	16,658,691
Net loss per share - Bitcoin Depot Inc.	$(0.43)	$(1.07)

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

Class of security	Number of securities
PubCo Warrants - Public and Private	43,848,750
PubCo Class E Common Stock - Earnouts Units	1,075,761
BT OpCo Founder Convertible Preferred Units(1)	2,900,000
BT OpCo Exchangeable Non-Controlling Interest(1)	41,200,000
BT OpCo Earnouts Units	15,000,000
2023 Incentive Plan RSU awards	1,853,330
BitAccess Stock Options	44,880

(1)
Held at BT Assets and exchangeable into Class A common stock of the Company or cash upon the occurrence of certain conditions.
(19) Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. Employees who are over the age of 21 years are eligible to participate in the plan. Eligible employees may elect to defer a percentage of eligible compensation, which is subject to an annual limit of the lesser of 90% of eligible compensation or the maximum limit set by the IRS. The Company matches employee contributions up to a maximum of 50% of the participant’s compensation deferral, limited to 6% of the employee’s compensation. For the three months ended September 30, 2023 and 2022, the Company made contributions of $0.1 million and for the nine months ended September 30, 2023 and 2022, the Company made contributions of $0.2 million and $0.1 million to the plan. These expenses are included in selling, general and administrative expenses in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

(20) Significant Vendor

For the three and nine months ended September 30, 2022, the Company had a significant vendor from which they purchased substantially all of their BTM kiosks, and from which the Company licensed software which was embedded in the kiosks to facilitate cryptocurrency transactions. As the Company migrated substantially all of its legacy BTM kiosks from this third-party vendor to its BitAccess software platform during 2022, the Company no longer considers this a significant vendor as of December 31, 2022.

For the three and nine months ended September 30, 2022, the Company purchased software services from this significant vendor of $0.7 million and $2.3 million, respectively, which are included in cost of revenue (excluding depreciation and amortization) in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(21) Leases

The Company adopted Topic 842 effective January 1, 2022 using the modified retrospective transition approach. The Company has elected to adopt practical expedients which permits it to not reassess its prior conclusions about lease identification, lease classification and initial direct cost under the new standard. The Company elected not to recognize right-of-use ("ROU") assets and lease liabilities for leases with terms of 12 months or less at lease commencement and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. The Company determines if an arrangement is a lease, or contains a lease, at inception of a contract and when the terms of an existing contract are changed. The Company recognizes a lease liability and an ROU asset at the commencement date of each lease. For operating and finance leases, the lease liability is initially measures at the present value of the unpaid lease payments at the lease commencement date. The lease liability is subsequently measured at amortized cost using the effective-interest method. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before lease commencement date, plus any initial direct costs incurred less any lease incentives received. Variable payments are included in the future lease payments when those variable payments are included in the future lease payment when those variable payments depend on an index or a rate. The discount rate is the implicit rate, if it is readily determinable, or the Company’s incremental borrowing rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms and in a similar economic environment. The Company recognizes lease costs associated with short-term leases on a straight-line basis over the lease term. When contracts contain lease and nonlease components, the Company accounts for both components as a single lease component.

On adoption, the Company recognized operating lease liabilities of $0.6 million with corresponding ROU assets of $0.4 million which is the net of operating lease liabilities on adoption and deferred rent liability of $0.2 million at January 1, 2022. As part of the Topic 842 adoption, the Company reclassified existing capital lease obligations to finance lease obligations, which are presented as current installments of obligations under finance leases and obligation under leases, non-current on the consolidated Balance Sheets. There was no impact on the Statement of Changes in Stockholder's Equity and Member’s Equity for the adoption of Topic 842.

Floorspace leases

The Company has obligations as a lessee for floorspace. Generally, these leases arrangements meet the short-term lease criteria as the floorspace leases generally are cancellable by the Company with a 30 day or less notice, except for one arrangement. Accordingly, for the leases that are cancellable, the Company has applied the practical expedient that allows the Company to recognize short-term lease payments on a straight-line basis over the lease term on the consolidated Statements of Income (Loss) and Comprehensive Income (Loss). For those floorspace leases that have a noncancellable terms greater than 12 months, we record ROU assets and lease liabilities and present them as operating leases.

Office space leases

The Company has obligations as a lessee for office space under a noncancellable lease arrangement that expires in May 2025, with options to renew up to five years. Payments due under the lease contracts include mainly fixed payments. The lease for the office space is classified as an operating lease in accordance with Topic 842.

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

During the year ended December 31, 2022, the Company amended an existing lease agreement with a lessor through various amendments. Under these amendments, the Company extended the lease term and revised the purchase option to include a purchase requirement at the end of the lease term. Under the payment schedule, the Company will pay $1.9 million of the purchase price over 24 months beginning in January 2023 and will pay the remaining $7.0 million under the following payment schedule: (a) $1.9 million paid in April 2023; (b) $2.5 million paid in July 2023; (c) $1.3 million payable in October 2023; and (d) $1.3 million payable in January 2024. As a result of the modifications, the Company remeasured its finance lease assets and liabilities on the dates of the modifications. The remeasurement increased net book value of the BTM kiosk by $8.9 million and increased the finance liability by $9.0 million at December 31, 2022. When the Company purchases the assets at the end of the finance lease, these assets will be amortized over the remaining useful life.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine months ended September 30, 2023, the Company terminated three existing lease arrangement with a lessor and simultaneously entered into a new lease arrangement with a new lessor for 2,050 BTMs. Under this agreement, the new lessor agreed to purchase the BTM’s from the original lessor. Upon the termination of the original agreement, the Company removed the remaining right-of-use asset and the finance lease liability of $7.5 million and $5.7 million respectively and recognized a loss of $1.7 million recorded in other (expense) income in the consolidated Statement of Income (Loss) and Comprehensive Income (Loss). The new lease commenced on March 31, 2023, June 30, 2023 or September 30, 2023 and has a three year noncancellable period. Total fixed payments due on an undiscounted basis over the three year noncancellable period of the lease are $7.1 million. The Company will acquire the assets for a bargain purchase price of $1 at the end of the term. Due to the bargain purchase option, the Company classified the new lease as a finance lease. The Company recognized a finance lease liability of $5.7 million discounted at an interest rate implicit in the lease and a corresponding right-of-use asset of $5.7 million.

The components of the lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Finance lease expense:
Amortization of right-of-use-assets	$1,861	$3,687	$6,375	$11,062
Interest on lease liabilities	738	1,084	3,410	3,755
Total finance lease expense	$2,599	$4,771	$9,785	$14,817
Operating lease expense	103	55	212	170
Short-term lease expense	7,731	9,998	25,513	30,365
Total lease expense	$10,433	$14,824	$35,510	$45,352

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Other information:
Operating cash flows used for finance leases	$(738)	$(1,085)	$(3,410)	$(3,755)
Operating cash flows used for operating leases	$(117)	$(56)	$(231)	$(166)
Financing cash flows used for finance leases	$(2,108)	$(4,375)	$(8,809)	$(12,751)

Nine Months Ended September 30,
2023
Weighted-average remaining lease term - finance leases	1.74
Weighted-average remaining lease term - operating leases	2.76
Weighted-average discount rate - finance leases	17.3%
Weighted-average discount rate - operating leases	16.4%

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Maturities of the lease liability under the non-cancellable operating lease as of September 30, 2023 are as follows (in thousands):

Operating Leases
2023 (for the remainder of)	$87
2024	355
2025	221
2026	120
2027	30
Total undiscounted lease payments	813
Less: imputed interest	(153)
Total operating lease liability	660
Less: operating lease liabilities, current	(267)
Operating lease liabilities, net of current portion	$393

Maturities of the lease liability under the non-cancellable finance leases as of September 30, 2023 are as follows (in thousands):

Finance Leases
2023 (for the remainder of)	$4,556
2024	9,427
2025	2,518
2026	674
Total undiscounted lease payments	17,175
Less: imputed interest	(2,090)
Total finance lease liability	15,085
Less: current installments of obligations under finance leases	(11,094)
Obligations under finance leases, excluding current installments	$3,991

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

On January 13, 2023, Canaccord Genuity Corp. (“Canaccord”) commenced proceedings against the Company by filing a claim with the Superior Court of Justice in Toronto, Ontario which named Lux Vending, LLC and Bitcoin Depot LLC as the defendants. Canaccord is a financial services firm in Canada that the Company previously had hired to perform advisory services related to a potential initial public offering in Canada or sales transaction. The claim asserts that Lux Vending, LLC breached the contract by terminating the contract to avoid paying fees for their services and that Canaccord is entitled to $23.0 million in damages equivalent to the fees alleged to be payable for breach of contract that would have been owed upon the closing of a transaction to acquire control, the sale of substantially all the Company’s assets, or a merger transaction pursuant to the previously terminated engagement letter for advisory services. Canaccord proposes that the amount of fees would be calculated on the total cash transaction value of the business combination of $880.0 million. The claim also seeks an award for legal and other costs relating to the proceeding.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Bitcoin Depot does not believe the allegations made against it are valid and intends to vigorously defend against them. The range of potential loss related to the identified claim is between $0 and $23.0 million, the amount of damages that Canaccord is seeking in the lawsuit. The additional costs mentioned in the claim are not able to be estimated at this time.

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

(23) Subsequent Events

On October 2, 2023, the Company entered into Amendment No. 1 to the PIPE Agreement to settle the “reference period” economic arrangements associated with the PIPE Financing. The Amendment to the existing PIPE Agreement dated June 23, 2023 accelerated the five remaining Reference Periods and set the Settlement Price in connection with the consummation of the proposed private sale by the Subscribers of 3,475,000 shares of Series A Convertible Preferred Stock of the Company to certain third parties. The Company estimates that in October 2023, upon the completion of the private sale and the agreement, it will incur an additional expense of approximately $3.0 million to $3.5 million as a result of the extinguishment of the embedded derivative liability of $2.7 million and the reversal of the stock subscription receivable of $5.6 million. This transaction had a minimal cash cost to the Company.

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

As of September 30, 2023, our offerings included approximately 6,400 BTMs in retailer locations throughout the U.S. and Canada, our BDCheckout product, which is accepted at approximately 5,500 retail locations, and our mobile app. We maintain a leading position among cash-to-Bitcoin BTM operators in the U.S. and Canada.

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

Bitcoin Depot’s largest BTM deployment as of September 30, 2023 is with Circle K, a convenience store chain of over 9,000 stores in North America and over 4,800 stores in Europe and other international markets. We are the exclusive provider and operator of BTMs for Circle K in the U.S. and Canada, and as of September 30, 2023 we have installed our BTMs in approximately 1,500 Circle K stores. We also have kiosks deployed in other convenience stores, gas stations, grocery stores, pharmacies, and shopping malls.

Cryptocurrencies

Our revenues, $540.6 million and $497.2 million for the nine months ended September 30, 2023 and 2022, respectively, have not been correlated to the price of Bitcoin historically, even in light of volatile Bitcoin prices. For example, our revenue for the twelve months ended September 30, 2023 grew by 6.3% year-over-year, while the market price of Bitcoin increased by 40% during the same period. Based on our own user surveys, a majority of our users use our products and services for non-speculative purposes, including money transfers, international remittances, and online purchases, among others.

We use a sophisticated Bitcoin management process to reduce our exposure to volatility in Bitcoin prices by maintaining a relatively low balance (typically less than $0.8 million) of Bitcoin at any given time, which we believe differentiates us from our competition. Our typical practice is to purchase Bitcoin through a liquidity provider such as Cumberland DRW or Abra. We replenish our Bitcoin only through purchases from leading Bitcoin liquidity providers and do not engage in any mining of Bitcoin ourselves. Our sophisticated replenishment process enables us to satisfy our users’ Bitcoin purchases with our own Bitcoin holdings yet maintain relatively small balances of Bitcoin to effectively manage our principal risk. There are two main components of the working capital required in our operations. On the Bitcoin side, we maintain Bitcoin in our hot wallets to fulfill orders from users while we are automatically placing orders with liquidity providers and exchanges to replenish the Bitcoin we have sold to users. The second component to working capital is the cash that accumulates in the BTM kiosks. As users insert cash into the BTM kiosks, cash accumulates until armored carriers collect the cash and process it back to our bank accounts. While not required, we typically maintain a variable level of cash in the BTM kiosks at all times. As of September 30, 2023, cash in the BTM kiosks was approximately 22.0% of monthly revenues.

BitAccess and BDCheckout

In July 2021, we acquired BitAccess, and in the second quarter of 2022, we launched BDCheckout. BitAccess adds new software features to our BTMs and positions us to service new channels of users while eventually having full control over our own software capabilities. All of our BTMs use the BitAccess software. The acquisition also diversifies our revenue streams into software offerings and is expected to generate significant savings in transaction processing fees and reduce other operating expenses. BitAccess revenues from third-party customers from the date of acquisition have not been material and the launch of BDCheckout has not yet had a meaningful impact on our results of operations.

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
•
A restructuring was consummated, consisting of (a) the merger of BT OpCo with and into a newly-formed Delaware limited liability company known as “Bitcoin Depot Operating LLC”, with Bitcoin Depot Operating LLC surviving the merger and (b) the formation of BT HoldCo LLC (“BT HoldCo”) and contribution of all of BT Assets’ equity in BT OpCo to BT HoldCo, pursuant to which BT HoldCo issued BT HoldCo Common Units, BT HoldCo Preferred Units and BT HoldCo Earnout Units to BT Assets; (ii) we paid cash to BT Assets in exchange for certain BT HoldCo Common Units; (iii) we contributed (a) cash to BT HoldCo in exchange for BT HoldCo Common Units, (b) warrants issued by BT HoldCo to purchase a number of BT HoldCo Common Units equal to the number of shares of Class A common stock that may be purchased upon the exercise in full of all warrants of GSRM outstanding immediately after the closing of the Merger and (c) a number of BT HoldCo Earnout Units equal to the number of newly issued shares of Class E common stock issued to Sponsor; (iv) Sponsor exchanged all shares of Class B common stock for newly issued shares of Class A common stock and Class E common stock, subject to the terms of conversion or forfeiture and cancellation set forth in that certain Sponsor Support Agreement, dated as of August 24, 2022, by and among Sponsor, GSRM and BT Assets, as amended by the First Amendment to the Sponsor Support Agreement, dated as of June 7, 2023; (v) BT Assets was issued 44,100,000 newly issued shares of Class V common stock, convertible at BT Assets’ election into Class A common stock; and (vi) we issued 500,000 shares of Class A common stock under the Incentive Plan to the Chief Executive Officer of the Company; and
•
upon the execution and delivery to BT OpCo and GSRM of Phantom Equity Award Termination Agreements by the holders of Phantom Equity Awards (as defined in the Phantom Plan) outstanding immediately prior to the closing of the Merger were converted into the right to receive, in aggregate cash payments in an amount equal to $350,000 and 35,000 restricted stock units, which vest quarterly over one year from the date of grant.

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

	Three Months Ended
	September 30	June 30	March 31	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
	2023			2022				2021				2020
Installed kiosks (at period end) (2)	6,404	6,351	6,441	6,530	6,787	6,955	6,711	6,220	4,520	2,811	1,859	1,061	671	159	127
Returning user transaction count	9.1	9.2	10.0	10.5	11.2	11.5	11.9	12.3	11.5	11.8	12.2	12.0	12.3	14.0	13.8
Median kiosk transaction size (in $)	200	200	200	200	180	170	176	168	160	160	140	140	100	70	90
BDCheckout locations (at period end) (1) (3)	5,455	5,195	2,754	8,661	8,661	8,395	—	—	—	—	—	—	—	—	—

(1)
BDCheckout was launched in the second quarter of 2022.
(2)
At September 30, 2023, June 30, 2023, March 31, 2023 and December 31, 2022, we had an additional 842, 981, 891 and 795 BTMs, respectively, held with our logistic providers to redeploy to new locations, which we believe will result in higher transaction volume and revenue once deployed.
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

Returning User Transaction Count

We believe this metric provides us an indicator of user retention and our competitive advantage relative to our peers, as well as the trajectory of adoption of cryptocurrency, and allows us to make strategic decisions. We define returning user transaction count as the average number of aggregate transactions completed at any kiosk in the four quarters trailing the quarter in which a given user’s first transaction occurred, measured only for users who complete more than one transaction. For example, as of September 30, 2023, users who first transacted at one of our kiosks during the three months ended December 31, 2021 and who subsequently completed a second transaction completed an average of 9.1 transactions over the twelve months following their initial transaction.

Median Kiosk Transaction Size

We believe this metric provides us information to analyze user behavior as well as evaluate our performance and formulate financial projections. We calculate median kiosk transaction size based on the dollar value of all purchases and sales of Bitcoin at our kiosks, including transaction fees, during the rolling twelve month period.

BDCheckout Locations

We believe this metric provides us an indicator of our market penetration, the growth of our business and our potential future business opportunities. We calculate BDCheckout locations as the number of locations where BDCheckout is available at the end of the quarter. We are currently in discussion with other retail partners to expand our BDCheckout offering into additional locations.

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

Components of Results of Operations

Revenue

We generate substantially all of our revenue from the cash paid by customers to purchase Bitcoin from our kiosks. For example, approximately 99.7% of our revenue in the three months ended September 30, 2023 was derived from the sale of our cryptocurrency, including the markup at which we sell cryptocurrency to users (which can vary between BDCheckout and BTM kiosks) and a separate flat transaction fee. These user-initiated transactions are governed by terms and conditions agreed to at the time of each point-of-sale transaction and do not extend beyond the transaction.

For the periods presented, the markup percentage for BTM kiosk transactions ranged between 7% and 31%, of the USD amount of the transaction with such markup rates historically having been, and continuing to be, subject to fluctuation as a result of our ongoing price strategy testing. The markup percentage for BDCheckout transactions has been 15% since inception/rollout of such transaction type in 2022. Finally, the markup percentage for our website transactions ranged between 10.5% and 12% during 2022 and through September 30, 2023. Markup percentages are determined by examining user transaction patterns in various geographic locations, based on ongoing markup rate testing, with the ultimate aim of optimizing profitability, growth and user base.

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

We support the purchase of Bitcoin from users at only 31 kiosks, or less than 1.0% of our total kiosks as of September 30, 2023, and currently do not have plans to expand the ability of our users to sell Bitcoin to us in exchange for cash. We charge the same fees on Bitcoin we purchase from users via our kiosks as we do for Bitcoin we sell to users at our kiosks.

Cost of revenue (excluding depreciation and amortization)

Our cost of revenue (excluding depreciation and amortization), which is primarily driven by transaction volume, consists primarily of direct costs related to selling Bitcoin and operating our network of kiosks. Cost of revenue (excluding depreciation and amortization) includes the cost of Bitcoin, fees paid to obtain Bitcoin, impairment of cryptocurrencies, gains on sales of Bitcoin on an exchange, fees paid to operate the software on the BTMs, rent paid for floorspace for BTMs, fees paid to transfer Bitcoin to users, cost of BTM repair and maintenance, and the cost of armored trucks to collect and transport cash deposited into the BTMs.

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

Other income (expense)

Other income (expense) includes interest expense, expenses associated with the PIPE transaction, the impact of lease modifications, and gains and losses on foreign currency transactions.

Interest expense. Interest expense consists primarily of the interest expense on our borrowings and our finance leases.

Results of Operations

Comparison between Three Months Ended September 30, 2023 and Three Months Ended September 30, 2022

The following table sets forth selected historical operating data for the periods indicated:

	Three Months Ended
	September 30,
(in thousands)	2023	2022	$ Change	% Change
	(unaudited)
Statements of Income and Comprehensive Income (Loss) information:
Revenue	$179,483	$174,776	$4,707	2.7%
Cost of revenue (excluding depreciation and amortization reported separately below)	152,545	153,457	(912)	(0.6)%
Operating expenses
Selling, general and administrative	16,242	11,692	4,550	38.9%
Depreciation and amortization	3,260	4,763	(1,503)	(31.6)%
Total operating expenses	$19,502	$16,455	$3,047	18.5%
Income from operations	$7,436	$4,864	$2,572	52.9%
Other income (expense)
Interest expense	(2,769)	(3,109)	340	(10.9)%
Other (expense) income	(3,111)	191	(3,302)	(1,728.8)%
(Loss) gain on foreign currency transactions	(154)	113	(267)	(236.3)%
Total other expense	$(6,034)	$(2,805)	$(3,229)	115.1%
Income before provision for income taxes and non-controlling interest	1,402	2,059	(657)	(31.9)%
Income tax (expense) benefit	(337)	1,251	(1,588)	(126.9)%
Net income	$1,065	$3,310	$(2,245)	(67.8)%
Net income attributable to Legacy Bitcoin Depot unit holders	—	3,390	(3,390)	(100.0)%
Net income (loss) attributable to non-controlling interest in subsidiary	8,163	(441)	8,604	(1,951.0)%
Net loss attributable to Bitcoin Depot Inc.	$(7,098)	$-	$(7,098)	(100.0)%
Other comprehensive income (loss), net of tax
Net income	1,065	3,310	(2,245)	(67.8)%
Foreign currency translation adjustments	87	(169)	256	(151.5)%
Total comprehensive income	$1,152	$3,141	$(1,989)	(63.3)%
Comprehensive income attributable to Legacy Bitcoin Depot unit holders	$-	$3,582	$(3,582)	(100.0)%
Comprehensive income (loss) attributable to non-controlling interest	$8,249	$(441)	$8,690	(1,970.5)%
Comprehensive loss attributable to Bitcoin Depot Inc.	$(7,098)	$-	$(7,098)	(100.0)%

Revenue

Revenue increased by $4.7 million, or 2.7% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to increases in kiosk transaction revenue which was related to an increase in the average transaction size and an increased number of users and transaction volume in relocated kiosks. The overall increase in kiosk transaction revenue was offset in part by decreases in software services revenue and hardware revenue.

Revenue disaggregated by revenue stream is as follows for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Kiosk Transaction Revenue	$178,694	$173,182	$5,512	3.2%
BDCheckout	273	280	(7)	(2.5)%
Company Website	352	58	294	506.9%
Software Service Revenue	142	986	(844)	(85.6)%
Hardware Revenue	22	270	(248)	(91.9)%
Total Revenue	$179,483	$174,776	$4,707	2.7%

Kiosk Transaction Revenue

Our kiosk transaction revenue increased by $5.5 million, or 3.2% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to increases in kiosk transaction revenue primarily related to an increase in the average transaction size and an increased number of users and transaction volume in relocated kiosks.

Software Services Revenue

Our software services revenue decreased by $0.8 million, or 85.6% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to a loss of one third-party customer that was using the BitAccess software.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue (excluding depreciation and amortization) decreased by $0.9 million, or 0.6% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to a decrease in rent for floorspace lease expenses due to less deployed kiosk compared to the prior year, which was offset by an increase in costs to relocate our kiosks to a service provider warehouse and repairs and maintenance related to relocated kiosks.

The following table sets forth the components of the cost of revenue (excluding depreciation and amortization) for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Cryptocurrency Expenses	$138,828	$139,265	$(437)	(0.3)%
Floorspace Leases	8,489	9,998	(1,509)	(15.1)%
Kiosk Operations	5,228	4,194	1,034	24.7%
Total of Cost of Revenue (excluding Depreciation and Amortization)	$152,545	$153,457	$(912)	(0.6)%

The following table sets forth the components of cryptocurrency expenses in our cost of revenue for the periods indicated:

	Three Months Ended
	September 30,
(in thousands)	2023	2022	$ Change	% Change
Cost of Cryptocurrency – BTM Kiosks	$138,551	$138,229	$322	0.2%
Cost of Cryptocurrency – BDCheckout	234	241	(7)	(2.9)%
Software Processing Fees	8	697	(689)	(98.9)%
Exchange Fees	1	31	(30)	(96.8)%
Mining Fees	30	63	(33)	(52.4)%
Software Processing Fee – BDCheckout	4	4	—	0.0%
Total Cryptocurrency Expenses	$138,828	$139,265	$(437)	(0.3)%

Cost of cryptocurrency includes impairment losses recognized on cryptocurrencies net of any gains recognized from sales of cryptocurrencies on an exchange. There were impairment losses of $1.8 million and $1.7 million during the three months ended September 30, 2023 and 2022, respectively. There were no gains on the sale of cryptocurrency during the three months ended September 30, 2023 and 2022.

Cost of Cryptocurrency – BTM Kiosks

Our cost of cryptocurrency increased by $0.3 million, or 0.2% for three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily as a result of the higher sales volume occurring in 2023.

Software Processing fees

Our software processing fees decreased by $0.7 million, or 98.9%, for three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The decrease in software processing fees was a direct result of completing the migration of our BTMs to the BitAccess platform in Q1 2023, which reduced the costs we incurred from a third-party service provider for software processing fees based on kiosk transaction volume.

Floorspace Leases

Our floorspace lease expenses decreased by $1.5 million, or 15.1% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, due to a decrease in rent paid to store owners and distributors under cancellable floorspace leases, and a lower number of installed kiosks in operation during the three months ended September 30, 2023.

Kiosk Operations

Our kiosk operations costs increased by $1.0 million or 24.7% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. During 2023, these costs increased primarily as a result of relocating kiosks with our logistic partners.

Operating expenses

Selling, general and administrative expenses increased by $4.6 million, or 38.9% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. During 2023, these costs increased primarily due to higher payroll costs resulting from the significant increase in headcount during 2022 to support our operations, along with increased professional services expenses corresponding to the expansion of our operations and transaction costs associated with the Merger.

Depreciation and amortization expense decreased $1.5 million or 31.6% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily as a result of refinancing and buy-out of certain lease schedules at the end of 2022 and during the three months ended September 30, 2023.

Other income (expense), net

Other expenses increased by approximately $3.2 million or 115.1% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily driven by $2.7 million of expense related to the change in fair value of the embedded derivative associated with the PIPE Financing. Additionally, we recognized $0.5 million of losses associated with the modifications of leases during the three months ended September 30, 2023 as compared to $0 in the three months ended September 30, 2022.

Net income (loss) attributable to Legacy Bitcoin Depot unit holders

Net income (loss) attributable to Legacy Bitcoin Depot unit holders represents the net income (loss) generated by Legacy Bitcoin Depot prior to the Merger on June 30, 2023.

Net income attributable to non-controlling interest

Prior to the close of the Merger, the non-controlling interest reflected Bitcoin Depot’s ownership in BitAccess. Subsequent to the close of the Merger, the non-controlling interest reflect both Bitcoin Depot's ownership in BitAccess and BT HoldCo. After the close of the

Merger, up to $29.0 million of the net income from BT OpCo may be allocated to BT HoldCo. If net income exceeds $29.0 million, such excess income will be allocated to Bitcoin Depot and BT HoldCo based on their pro rata economic ownership interest in BT OpCo. During the three months ended September 30, 2023, all the Net Income of BT OpCo was allocated to BT HoldCo, as the $29.0 million preferred liquidation preference had not been reached. See Note 9 Non-controlling interests.

Net income (loss) attributable to Bitcoin Depot Inc.

During the three months ended September 30, 2023, no Net Income was allocated to Bitcoin Depot Inc from BT Hold Co. The public entity incurred direct legal and professional services in maintaining its operations resulting in a Net Loss attributable to Bitcoin Depot Inc.

Comparison between Nine Months Ended September 30, 2023 and Nine Months Ended September 30, 2022

The following table sets forth selected historical operating data for the periods indicated:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022	$ Change	% Change
	(unaudited)
Statements of Income and Comprehensive Income (Loss) information:
Revenue	$540,561	$497,167	$43,394	8.7%
Cost of revenue (excluding depreciation and amortization reported separately below)	461,087	443,939	17,148	3.9%
Operating expenses
Selling, general and administrative	43,245	26,622	16,623	62.4%
Depreciation and amortization	9,554	14,365	(4,811)	(33.5)%
Total operating expenses	$52,799	$40,987	$11,812	28.8%
Income from operations	$26,675	$12,241	$14,434	117.9%
Other income (expense)
Interest expense	(10,120)	(9,154)	(966)	10.6%
Other (expense) income	(14,024)	203	(14,227)	(7,008.4)%
Loss on foreign currency transactions	(365)	(76)	(289)	380.3%
Total other expense	$(24,509)	$(9,027)	$(15,482)	171.5%
Income before provision for income taxes and non-controlling interest	2,166	3,214	(1,048)	(32.6)%
Income tax (expense) benefit	977	859	118	13.7%
Net income	$3,143	$4,073	$(930)	(22.8)%
Net income attributable to Legacy Bitcoin Depot unit holders	12,906	4,261	8,645	202.9%
Net income (loss) attributable to non-controlling interest in subsidiary	8,031	(548)	8,579	(1,565.5)%
Net loss attributable to Bitcoin Depot Inc.	$(17,794)	$-	$(17,794)	(100.0)%
Other comprehensive income (loss), net of tax
Net income	3,143	4,073	(930)	(22.8)%
Foreign currency translation adjustments	66	(403)	469	(116.4)%
Total comprehensive income	$3,209	$3,670	$(461)	(12.6)%
Comprehensive income attributable to Legacy Bitcoin Depot unit holders	$12,885	$4,219	$8,666	205.4%
Comprehensive income (loss) attributable to non-controlling interest	$8,118	$(548)	$8,666	(1,581.4)%
Comprehensive loss attributable to Bitcoin Depot Inc.	$(17,794)	$-	$(17,794)	(100.0)%

Revenue

Revenue increased by approximately $43.4 million, or 8.7%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to increases in kiosk transaction revenue which was related to an increase in the average transaction size and an increased number of users and transaction volume in relocated kiosks.

Revenue disaggregated by revenue stream is as follows for the periods indicated:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022	$ Change	% Change
Kiosk Transaction Revenue	$538,637	$490,815	$47,822	9.7%
BDCheckout	874	288	586	203.5%
OTC	—	2,080	(2,080)	(100.0)%
Company Website	520	129	391	303.1%
Software Services Revenue	430	3,236	(2,806)	(86.7)%
Hardware Revenue	100	619	(519)	(83.8)%
Total Revenue	$540,561	$497,167	$43,394	8.7%

Kiosk Transaction Revenue

Revenue generated by our BTM kiosks increased by approximately $47.8 million, or 9.7%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to an increase in the average transaction size and an increased number of users and transaction volume in relocated kiosks.

BDCheckout

Our BDCheckout revenue increased by approximately $0.6 million or 203.5%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to the fact that we launched our BDCheckout product in June 2022.

OTC

Our OTC revenue decreased by approximately $2.1 million, or 100.0%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily as a result of our decision to discontinue our OTC service in June 2022.

Software Services

Our software services revenue decreased by approximately $2.8 million, or 86.7%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to a decrease in revenues from a significant customer due to a contract termination in August 2022.

Hardware Revenue

Our hardware revenue decreased by approximately $0.5 million, or 83.8%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to sales of hardware to new customers in 2022 that did not re-occur in 2023.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue (excluding depreciation and amortization) increased by approximately $17.1 million, or 3.9%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to the expansion of our network of kiosks and increase in transaction volume.

The following table sets forth the components of cost of revenue for the periods indicated:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022	$ Change	% Change
Cryptocurrency Expenses	$419,682	$401,844	$17,838	4.4%
Floorspace Leases	26,270	30,365	(4,095)	(13.5)%
Kiosk Operations	15,135	11,730	3,405	29.0%
Total of Cost of Revenue (excluding Depreciation and Amortization)	$461,087	$443,939	$17,148	3.9%

Cryptocurrency Expenses

The following table sets forth the components of cryptocurrency expenses in our cost of revenue for the periods indicated:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022	$ Change	% Change
Cost of Cryptocurrency - BTM Kiosks	$418,425	$396,992	$21,433	5.4%
Cost of Cryptocurrency - OTC	—	1,958	(1,958)	(100.0)%
Cost of Cryptocurrency - BDCheckout	749	248	501	202.0%
Software Processing Fees	267	2,424	(2,157)	(89.0)%
Exchange Fees	21	89	(68)	(76.4)%
Mining Fees	207	129	78	60.5%
Software Processing Fee - BDCheckout	13	4	9	225.0%
Total Cryptocurrency Expenses	$419,682	$401,844	$17,838	4.4%

Cost of cryptocurrency includes impairment losses recognized on cryptocurrencies net of any gains recognized from sales of cryptocurrencies on an exchange. Impairment losses of $6.4 million and $5.6 million were offset by gains from the sale of cryptocurrencies on exchange of $0.1 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively.

Cost of Cryptocurrency - BTM Kiosks

Our cost of cryptocurrency related to BTM kiosks increased by approximately $21.4 million, or 5.4%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily as a result of higher dollar amount per transaction.

Cost of Cryptocurrency - OTC

Our cost of cryptocurrency related to OTC decreased by approximately $2.0 million, or 100.0%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, as a result of our decision to discontinue our OTC service in June 2022.

Cost of Cryptocurrency - BDCheckout

Our cost of goods sold related to BDCheckout increased by approximately $0.5 million, or 202.0% for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was a result of BDCheckout being first introduced in June 2022.

Software Processing fees

Our software processing fees decreased by approximately $2.2 million, or 89.0%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease was a result of the decrease in costs from using third-party software as a result of our acquisition of a majority interest in BitAccess in July 2021 and incorporating the BitAccess operating system into our kiosks. We have converted all of our kiosks to the BitAccess technology which has reduced the costs we paid to a third-party software provider for software services.

Floorspace Leases

Our floorspace lease expenses decreased by approximately $4.1 million, or 13.5%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Our lease expenses relate to rents paid to store owners for cancellable floorspace decreased for the period along with the decreased numbers of kiosks in operation during 2023 compared to the same period in the prior year.

Kiosk Operations

Our kiosk operations increased by approximately $3.4 million, or 29.0%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Our kiosk operations consisted of armored cash collection, bank fees, software costs, insurance and repair and maintenance. As a result of relocating kiosks, our costs associated with maintaining and operating the kiosks increased accordingly.

Operating expenses

Selling, general and administrative expenses increased by approximately $16.6 million, or 62.4%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. These costs increased primarily due to expenses related to the Merger which as of September 30, 2023 has generated an incremental cost of approximately $6.9 million attributed to legal, accounting and advisory services. Operating expenses were also driven higher by generally higher payroll costs resulting from the significant increase in headcount to support our operations during 2023, along with increased professional services expenses corresponding to the expansion of our operations.

Depreciation and amortization decreased by approximately $4.8 million, or 33.5%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to the refinancing of leases in the second half of 2022 and in Q1 2023.

Other income (expense)

Other expenses increased by approximately $15.5 million or 171.5% for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The significant changes were as follows. Interest expense increased by approximately $1.0 million, or 10.6%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to the increase in interest expense arising from the significant number of kiosks financed through modifications of finance leases in the first half of 2023. Additionally, we incurred $0.3 million of interest related to the modification of our note payable in May 2023 as described in Note 12 to the accompanying financial statements. These increases were offset by lower interest costs associated with our lower Note Payable balance which was refinanced in June 2023, which included a $18.9 million paydown of the balance.

On June 30, 2023, upon completion of the Merger, the PIPE Financing was consummated in which we recognized the difference between the fair value of the Series A Preferred Stock and the fair value of the Subscription Receivable as an other expense at the date of the initial recognition. The other expense of $12.3 million also includes, the change in the fair value of the embedded derivative of $2.7 million, $0.9 million of cash fees (comprised of $0.6 million paid at the closing of the Merger and $0.3 million due in September 2023).

Net income (loss) attributable to Legacy Bitcoin Depot unit holders

Prior to the close of the Merger, net income was allocated to the Legacy Bitcoin Depot unit holders. After the close of the Merger on June 30, 2023, the Legacy Bitcoin Depot unit holders no long receive any income allocation as they are owners of BT HoldCo.

Net income attributable to non-controlling interest

Prior to the close of the Merger, the non-controlling interest reflected Bitcoin Depot’s ownership in BitAccess. Subsequent to the close of the Merger, the non-controlling interest reflect both Bitcoin Depot's ownership in BitAccess and BT HoldCo. After the close of the Merger, up to $29.0 million of the net income from BT OpCo may be allocated to BT HoldCo. If net income exceeds $29.0 million, such excess income will be allocated to Bitcoin Depot and BT HoldCo based on their pro rata economic ownership interest in BT

OpCo. During the three months ended September 30, 2023, all the Net Income of BT OpCo was allocated to BT HoldCo, as the $29.0 million preferred liquidation preference had not been reached. See Note 9 Non-controlling interests.

Net income (loss) attributable to Bitcoin Depot Inc.

During the three months ended September 30, 2023, no Net Income was allocated to Bitcoin Depot Inc from BT Hold Co. The public entity incurred direct legal and professional services in maintaining its operations resulting in a Net Loss attributable to Bitcoin Depot Inc.

Liquidity and Capital Resources

On September 30, 2023, we had negative working capital of approximately ($13.9) million, which included cash and cash equivalents and other current assets of approximately $35.6 million, offset by accounts payable and other current liabilities of approximately $49.4 million. We reported net income of approximately $3.1 million during the nine months ended September 30, 2023.

On December 31, 2022, we had working capital of approximately $(6.5) million, which included cash and cash equivalents and other current assets of approximately $40.3 million, offset by accounts payable and other current liabilities of approximately $46.8 million. We reported net income of approximately $3.5 million during the year ended December 31, 2022.

For each of the periods presented in this Quarterly Report on Form 10-Q, approximately 99.8% of our total transaction volume was attributable to transactions in Bitcoin and, as of the date of this Quarterly Report on Form 10-Q, transactions in Bitcoin account for 100% of our transaction volumes. We purchase Bitcoin through a liquidity provider on a just-in-time basis based on expected transaction volumes in order to maintain a balance at a specified amount. Our ability to dynamically rebalance the levels of Bitcoin we hold at any given time based on transaction volumes and the market price of Bitcoin means that there are limited working capital requirements related to our Bitcoin management activities. There are two main components of the working capital required in our operations. We maintain Bitcoin (currently in an amount which, at any given time, is typically less than $0.8 million) in our hot wallets to fulfill orders from users while we are automatically placing orders with liquidity providers and exchanges to replenish the Bitcoin we have sold to users. The second component to working capital is cash and cash equivalents generated from sales at our BTM kiosks. As users insert cash into the BTM kiosks, cash accumulates until armored carriers collect the cash and process it back to our bank accounts. While not required, we typically maintain a variable level of cash in the BTM kiosks at all times. As of September 30, 2023, cash in the BTM kiosks was approximately 22.0% of monthly revenues.

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

On October 2, 2023, the Company entered into Amendment No. 1 to the PIPE Agreement to settle the “reference period” economic arrangements associated with the PIPE Financing. The Amendment to the existing PIPE Agreement dated June 23, 2023 accelerated the five remaining Reference Periods and set the Settlement Price in connection with the consummation of the proposed private sale by the Subscribers of 3,475,000 shares of Series A Convertible Preferred Stock of the Company to certain third parties. The Company estimates that in October 2023, upon the completion of the private sale and the agreement, it will incur an additional expense of approximately $3.0 million to $3.5 million as a result of the extinguishment of the embedded derivative liability of $2.7 million and the reversal of the stock subscription receivable of $5.6 million. This transaction had a minimal cash cost to the Company.

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

Share repurchase program

On September 22, 2023, the Company announced that its Board authorized a share repurchase program pursuant to which the Company is authorized to repurchase up to $10 million of outstanding shares of its Class A common stock beginning immediately and continuing through and including June 30, 2024. As of the date of this report, no shares had been repurchased. The Company anticipates using cash flows from operations to make any share repurchases.

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

The following table presents a reconciliation of revenue to Adjusted Gross Profit for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Revenue	$179,483	$174,776	$540,561	$497,167
Cost of revenue (excluding depreciation and amortization)	(152,545)	(153,457)	(461,087)	(443,939)
Depreciation and amortization	(3,260)	(4,763)	(9,554)	(14,365)
Gross Profit	$23,678	$16,556	$69,920	$38,863
Adjustments:
Depreciation and amortization excluded from cost of revenue	$3,260	$4,763	$9,554	$14,365
Adjusted Gross Profit	$26,938	$21,319	$79,474	$53,228
Gross Profit Margin (1)	13.2%	9.5%	12.9%	7.8%
Adjusted Gross Profit Margin (1)	15.0%	12.2%	14.7%	10.7%

(1)
Calculated as a percentage of revenue.

Adjusted EBITDA

We define Adjusted EBITDA (a non-GAAP financial measure) as net income before interest expense, tax expense, depreciation and amortization, non-recurring expenses, stock-based compensation, expenses related to PIPE financing and miscellaneous cost adjustments.

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

The following table presents a reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$1,065	$3,310	$3,143	$4,073
Adjustments:
Interest expense	2,769	3,109	10,120	9,154
Income tax expense (benefit)	337	(1,251)	(977)	(859)
Depreciation and amortization	3,260	4,763	9,554	14,365
Expense related to the PIPE transaction (1)	2,700	—	12,281	—
Non-recurring expenses (2)	3,817	1,583	8,990	2,972
Special bonus (3)	—	—	3,915	—
Expenses associated with the termination of the Phantom Equity Participation Plan	—	—	350	—
Adjusted EBITDA	$13,948	$11,514	$47,376	$29,705
Adjusted EBITDA margin (4)	7.8%	6.6%	8.8%	6.0%

(1)
Amounts include the recognition of a non-cash expense of $9.5 million and $2.7 million related to the PIPE transaction, entered into as of close of the Merger on June 30, 2023, for the three and nine months ended September 30, 2023.
(2)
Comprised of non-recurring professional service fees.
(3)
Amount includes (A) Transaction bonus and related taxes to employees of approximately $2.3 million and (B) Founder Transaction bonus as a result of close of the Merger, of approximately $1.6 million, recognized as stock-based compensation, for the nine months ended September 30, 2023.
(4)
Adjusted EBITDA margin is defined as Adjusted EBITDA divided by revenue. The Company uses this measure to evaluate its overall profitability.

Sources of Liquidity

Term Loan

On December 21, 2020, we entered into a credit agreement among Legacy Bitcoin Depot, as borrower, BT Assets, as guarantor, the subsidiary guarantors party thereto, the financial institutions and institutional investors from time to time party thereto, as lenders, and Silverview Credit Partners, LP, (f/k/a Silverpeak Credit Partners, LP), as administrative agent (the “Credit Agreement”) which provided for (i) initial term loans in an aggregate principal amount of $25.0 million, comprised of two $12.5 million tranches and (ii) a $15.0 million delayed draw term loan facility. In 2021, we utilized the delayed draw term loan facility in the full amount of $15.0 million, and on March 31, 2022, we amended the Credit Agreement to add a new $5.0 million tranche 3 term loan (the initial term loans, the delayed draw term loan, and the tranche 3 term loan, collectively, the “Term Loans”). Upon consummation of certain assumption conditions under the amended and restated note, Legacy Bitcoin Depot and BT Assets, Inc. were substituted for BT OpCo and BT HoldCo, LLC respectively. The term loans are guaranteed by BT HoldCo and all of our subsidiaries and were collateralized by substantially all of our assets. As of September 30, 2023 and December 31, 2022, the aggregate amounts owed under the Credit Agreement totaled approximately $20.8 million and $39.4 million, respectively. The proceeds of the borrowings under the term loans were used to fund the acquisition of BitAccess and expand headcount to support additional kiosks brought online.

The tranche 1 term loan had a maturity date of December 15, 2023, and the tranche 2 term loan, tranche 3 term loan and delayed draw term loan had maturity dates of December 15, 2024. The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type, including compliance with a minimum cash balance of $2.5 million, and a maximum consolidated total leverage ratio of 2.50 to 1.00.

In May 2023, the Company entered into an amendment to the Credit Agreement whereby the interest rate increased from 15% to 20% per annum from February 16, 2023 through August 15, 2023, contingent upon the closing of the Merger to allow for a renegotiation of the repayment schedule. Additionally, the amendment provided for a catch-up payment of $0.3 million for additional interest from February 16, 2023 through May 1, 2023, was made by May 15, 2023. See Note 12 to our unaudited consolidated financial statements as of September 30, 2023 and December 31, 2022, respectively.

On June 23, 2023, the Company amended and restated the credit agreement with our lender (the "Amended and Restated Credit Agreement"). Under the Amended and Restated Credit Agreement, we borrowed $20.8 million which is subject to an annual interest at a rate of 17% per annum. In connection with the Amended and Restated Credit Agreement, the Company repaid approximately $16.4 million of the outstanding principal balance of the Term Loans, refinanced $20.8 million of the outstanding principal balance of the Term Loans and paid an exit fee of $2.3 million. We are required to make monthly interest payments and fixed principal payments every six months beginning on December 15, 2023 through June 15, 2026. The Amended and Restated Credit Agreement matures on June 23, 2026, at which time, any outstanding principal balance and any accrued interest become due. The Amended and Restated Credit Agreement is collateralized by substantially all of our assets and is guaranteed by BT Assets, Inc., Mintz Assets, Inc., Express Vending, Inc., Intuitive Software, LLC, Digital Gold Ventures, Inc. and BitAccess Inc. BT HoldCo and certain of its subsidiaries are subject to certain financial covenants contained in the Amended and Restated Credit Agreement, which require us to maintain certain cash balances, and a maximum consolidated total leverage ratio, in addition to customary administrative covenants. As of September 30, 2023, we were in compliance with all financial covenants.

PIPE Financing

On June 23, 2023, we entered into the PIPE Agreement with Lux Vending, LLC dba Bitcoin Depot and the subscribers set forth therein (each, a “Subscriber” and collectively, the “PIPE Subscribers”), pursuant to which, among other things, on the date of, and substantially concurrently with, the closing of the Merger, we issued and sold to the PIPE Subscribers in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act, shares of Series A Preferred Stock which are initially convertible into shares of Class A common stock on a one-for-one basis, representing an aggregate of 4,300,000 shares of Class A common stock on an as-converted basis. The PIPE Financing, together with the PIPE Non-Redemption (as defined below), initially represented gross proceeds of up to approximately $50 million (excluding premiums and reimbursements and subject to reduction, as described below) in the form of cash proceeds from the PIPE Financing or funds in the Trust Account in respect of the PIPE Non-Redemption. The rights and preferences of the Series A Preferred Stock are set forth in a certificate of designation that was filed with the Secretary of State of the State of Delaware in connection with the closing of the Merger. Each share of Series A Preferred Stock (i) ranks senior to our common stock with respect to dividends, distributions, redemptions and payments upon liquidation or dissolution, (ii) is entitled to participate in any distributions or dividends made to holders of Class A common stock, (iii) does not have voting rights (other than in relation to amendments to the certificate of designation itself or as required by the DGCL), (iv) is initially convertible at any time at the election of the holder into one share of Class A common stock, subject to accrued and unpaid dividends, if any, and (v) is entitled to customary anti-dilution protections. In connection with and as part of these subscriptions, the PIPE Subscribers agreed to instruct the transfer agent to not redeem 700,000 shares of Class A common stock at or prior to 5:00 p.m. Eastern Daylight time, two (2) business days before June 28, 2023 (the “Redemption Deadline” and such non-redemption, the “PIPE Non-Redemption”). Excluding $7.0 million that was released to the Company at the closing of the Merger, the proceeds of the PIPE Financing were initially held by the PIPE Subscribers, subject to release to us or retention by the PIPE Subscribers prior to the elimination of the Reference Periods (as defined in the PIPE Agreement) and the resulting retention of unreleased amounts by the Subscribers as described further in Note 23 to the accompanying financial statements for additional information. During the three months ended September 30, 2023, the Company recognized a non-cash expense related to the change in the fair value of the embedded derivative of $2.7 million. See Note 23 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for an additional discussion of events impacting the PIPE financing.

Kiosk Financing Transactions

We have finance leases with our kiosk suppliers that expire on various dates through March 2026. Such leases are financed by third parties, none of which are our suppliers. The finance leases were used to fund the purchase of 6,404 kiosks. Our finance lease agreements are for two or three-year terms and include various options to either renew the lease or exercise an option to purchase (which, in some cases, is a bargain purchase option) the equipment at the end of the term. As of September 30, 2023, the weighted average life remaining on the finance leases was approximately 1.74 years. The outstanding total lease liability balance of approximately $15.1 million as of September 30, 2023, is recorded within Current portion of obligations under finance lease and Obligations under finance lease, net of current portion.

Cash Flows

The following table presents the sources of cash and cash equivalents for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
Cash provided by operating activities	$33,570	$21,991
Cash provided (used) by investing activities	$(2,005)	$(2,967)
Cash provided (used) by financing activities	$(39,454)	$(18,321)
Net increase (decrease) in cash and cash equivalents (1)	$(7,874)	$300

(1)
Includes effect of exchange rate changes on cash.

Operating Activities

Net cash provided by operating activities increased $11.6 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, due to a $10.3 million increase in non-cash items principally related to an $8.9 million increase from Series A Preferred Share PIPE Issuance and a $2.7 million increase in derivative liabilities, slightly offset by a $4.8 million decrease in depreciation and amortization, and a $2.2 million increase from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities decreased $1.0 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, due to a $1.0 million decrease in acquisition of property and equipment.

Financing Activities

Net cash used in financing activities increased $21.1 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, due to a $14.4 million increase in principal payments on notes payable and a $7.2 million increase in cash distributions.

Commitments and Contractual Obligations

As of September 30, 2023, the aggregate amount of our operating and finance lease obligations was approximately $15.7 million. As of September 30, 2023, we had no open purchase orders for kiosks.

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

Summary of Critical Accounting Policies and Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Estimates are used for, but not limited to, valuation of current and deferred income taxes, the determination of the useful lives of property and equipment, for stock based compensation specifically the performance-based awards and the probability of achieving the performance criteria, the determination of fair value for the embedded derivative and stock subscription receivable associated with the PIPE financing, recoverability of intangible assets and goodwill, fair value of long-term debt, present value of lease liabilities and right of use assets, assumptions and inputs for fair value measurements used in business combinations, impairments of cryptocurrency, and contingencies, including liabilities that we deem are not probable of assertion. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

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

Impairment

Because our cryptocurrencies are accounted for as indefinite-lived intangible assets, the cryptocurrencies are tested for impairment annually or more frequently if events or changes in circumstances indicate it is more likely than not that the asset is impaired in accordance with ASC 350. We have determined that a decline in the quoted market price below the carrying value at any time during the assessed period is viewed as an impairment indicator because the cryptocurrencies are traded in active markets where there are observable prices. Therefore, the fair value is used to assess whether an impairment loss should be recorded. If the fair value of the cryptocurrency decreases below the initial cost basis, or the carrying value, at any time during the assessed period, an impairment charge is recognized at that time in cost of revenue (excluding depreciation and amortization). After an impairment loss is recognized, the adjusted carrying amount of the cryptocurrency becomes our new accounting basis and this new cost basis will not be adjusted upward for any subsequent increase in fair value. For the purposes of measuring impairment on our cryptocurrencies, we determine the fair value of our cryptocurrency on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on an active exchange in the United States that the Company has determined is its principal market (Level 1 inputs).

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

For purposes of performing our annual impairment test, we evaluated the recoverability of our goodwill using the consolidated cash flows of the single reporting unit to determine if our goodwill and intangible asset were impaired as of December 31, 2022 in accordance with the methodology described above. There were no triggering events identified during the three and nine months ended September 30, 2023 or September 30, 2022.

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

In a limited number of BTM kiosks, we have the technology to allow customers the ability to sell their cryptocurrencies to us. In these limited cases, we receive the customer’s cryptocurrencies in our hot wallet, and the kiosk dispenses USD to the selling customer. Because all orders are processed within a very short time frame (typically within minutes), no orders are pending when the customer receives cash upon completion of the transaction at the kiosk. Revenue is recognized at the time when the cash is dispensed to the customer. The cryptocurrencies received are initially accounted for at cost net of impairments and reflected in cryptocurrencies on the consolidated Balance Sheet.

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

The Series A Preferred Stock was recorded at fair value of $13.9 million. The excess of the fair value the Series A Preferred Stock over the fair value of the Subscription Receivable was deemed to reflect the minimum return promised to the Subscribers, and therefore the Company determined that the difference between the fair value the Series A Preferred Stock and the fair value of the Subscription Receivable, along with certain fees, should be recognized as an expense at the date of the initial recognition. The Company recognized an expense of $9.2 million during the three months ended June 30, 2023, which was included within other (expense) income on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

For the three months ended September 30, 2023, the Company recognized a $2.7 million change in fair value associated with the embedded derivative related to the PIPE financing in Other Income (Expense).

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

On adoption, we recognized operating lease liabilities of $617,491 with corresponding ROU assets of $383,723 which is the net of operating lease liabilities on adoption and deferred rent liability of $233,768 at January 1, 2022. As part of the Topic 842 adoption, we reclassified existing capital lease obligations, to finance lease obligations which are presented as current installments of obligations under finance leases and obligation under leases, non-current on the consolidated Balance Sheets. There was no impact on the Statements of Changes in Stockholder's Equity and Member’s Equity for the adoption of Topic 842.

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

In March 2022, the SEC issued SAB No. 121 (SAB 121), “Accounting for obligations to safeguard crypto-assets an entity holds for platform users,” which adds interpretive guidance requiring an entity to consider when they have obligations to safeguard crypto-assets held for their platform users. The Company adopted SAB 121 as of June 30, 2022 with retrospective application as of January 1, 2022. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. The Company has continued to monitor on a quarterly basis and has determined that SAB 121 is not material to the consolidated financial statements as of September 30, 2023.

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

Foreign Currency Exchange Rate Risk

Certain of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates on cash residing in the kiosks. We have not historically hedged our translation risk on foreign currency exposure, but we may do so in the future. For the three and nine months ended September 30, 2023, and for the year ended December 31, 2022, currency exchange rate fluctuations had an insignificant impact on our consolidated revenues.

Generally, the functional currency of our various subsidiaries is their local currency except BitAccess whose functional currency is USD. We are exposed to currency fluctuations on transactions that are not denominated in the functional currency. Gains and losses on such transactions are included in determining net income for the period. We may seek to mitigate our foreign currency risk through timely settlement of transactions and cash flow matching, when possible. For the three and nine months ended September 30, 2023 and for the year ended December 31, 2022, our transaction gains and losses were insignificant.

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

Adoption and Market Price of Cryptocurrency

Our business is dependent on the broader use and adoption of Bitcoin, which can to an extent be impacted by the spot price of the cryptocurrency we sell. Bitcoin is our sole cryptocurrency offering. Bitcoin represents 99% of our total transaction volume for the three and nine months ended September 30, 2023, with the remaining cryptocurrencies accounting for the remaining less than 1% of transaction volume. As the adoption of cryptocurrency continues to grow for the general public, we expect continued growth from our addressable market. The prices of cryptocurrencies, including the cryptocurrencies we sell, have experienced substantial volatility, and high or low prices may have little or no relationship to identifiable market forces, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation and media reporting. Bitcoin (as well as other cryptocurrency) may have value based on various factors, including their acceptance as a means of exchange by consumers and producers, scarcity, and market demand.

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

Item 4. Controls and Procedures

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the preparation of the Company’s consolidated financial statements as of December 31, 2022, management identified material weaknesses in its internal control over financial reporting. The material weaknesses had not been remediated as of September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The material weaknesses identified related to (i) the fact that the Company did not have formalized system of internal control over financial reporting in place to ensure that risks are properly assessed, controls are properly designed and implemented and internal controls are properly monitored and functioning, (ii) the Company’s reliance on IT systems and the use of service organizations to initiate, process, and record transactions, for which it did not evaluate or test the respective control objectives and data provided by the service organizations, and did not maintain a sufficient complement of formally documented general IT controls over access, segregation of duties, security, and change management, (iii) the Company’s lack of technical accounting resources to analyze and apply technical accounting considerations, (iv) the Company having insufficient controls in place to prevent potential unauthorized activity related to cryptocurrencies, and (v) an ineffective review over the consolidation process. Management has concluded that these material weaknesses arose because, as a private company (prior to the closing of the Merger), the Company did not have the necessary business processes, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -

OTHER INFORMATION

Item 1. Legal Proceedings

On January 13, 2023, Canaccord Genuity Corp. (“Canaccord”) commenced proceedings against the Company by filing a claim with the Superior Court of Justice in Toronto, Ontario which named Lux Vending, LLC and Bitcoin Depot LLC as the defendants. Canaccord is a financial services firm in Canada that the Company previously had hired to perform advisory services related to a potential initial public offering in Canada or sales transaction. The claim asserts that Lux Vending, LLC breached the contract by terminating the contract to avoid paying fees for their services and that Canaccord is entitled to approximately $23.0 million in damages equivalent to the fees alleged to be payable for breach of contract that would have been owed upon the closing of a transaction to acquire control, the sale of substantially all the Company’s assets, or a merger transaction pursuant to the previously terminated engagement letter for advisory services. Canaccord proposes that the amount of fees would be calculated on the total cash transaction value of the business combination of $880.0 million. The claim also seeks an award for legal and other costs relating to the proceeding. On October 25, 2023, Canaccord amended their complaint to increase the amount of the claim by $0.7 million and to add Bitcoin Depot Operating LLC as a defendant to account for the name change following the closing of the Merger. The plaintiff did not offer any statements or evidence as to why the claim amount increased.

Bitcoin Depot does not believe the allegations made against it are valid and intends to vigorously defend against them. The range of potential loss related to the identified claim is between $0 and $23.0 million, the amount of damages that Canaccord is seeking in the lawsuit. The additional costs mentioned in the claim are not able to be estimated at this time.

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

We generate substantially all of our revenue from the cash paid by customers to purchase Bitcoin from our kiosks. The number of user transactions and our transaction volumes may be partially dependent on the prices of Bitcoin, as well as the associated demand for buying, selling and trading Bitcoin, which can be and historically have been volatile. If such prices decline, the number of user transactions or our transaction volumes could decrease. As such, any such declines, or any declines in the price of Bitcoin or market liquidity for cryptocurrency generally, may result in lower total revenue to us. For example, from January 1, 2020 through November 2021, the trading price of Bitcoin appreciated significantly, from a low of approximately $3,800 per Bitcoin in March 2020, to a high of approximately $68,900 per Bitcoin in November 2021 (an all-time-high). Since then, the price of Bitcoin has traded down to approximately $27,000 per Bitcoin as of September 30, 2023. The price and trading volume of any cryptocurrency, including Bitcoin, is subject to significant uncertainty and volatility, depending on a number of factors, including:

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

We had approximately $0.8 million and $0.5 million of cryptocurrency as of September 30, 2023 and December 31, 2022, respectively. The prices of cryptocurrencies have been highly volatile and may continue to be volatile in the future, including as a result of various associated risks and uncertainties. For example, the prevalence of cryptocurrency is a relatively recent trend, and the long-term adoption of cryptocurrency by investors, consumers, and businesses remains uncertain. The lack of a physical form, reliance on technology for creation, existence, and transactional validation, and decentralization may subject cryptocurrencies’ integrity to the threat of malicious attacks and technological obsolescence. We currently no longer hold any cryptocurrency as an investment, rather we only hold Bitcoin for operational purposes. To the extent the market value of the Bitcoin we hold continues to decrease relative to the purchase prices, our financial condition may be adversely impacted.

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
•
in the event of a major bank failure or other adverse financial event impacting where our cash, cash equivalents and interest-bearing deposits are held, we could face major risks to the recovery of such deposits. As of September 30, 2023, approximately $0.8 million of our $29.7 million in cash, cash equivalents and interest-bearing deposits was not subject to insurance protection against loss or was in excess of the deposit insurance limits at banks;
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

Our revenue was approximately $646.8 million in 2022 and $549.0 million in 2021. Additionally, our revenue for the three months ended September 30, 2023 and 2022, was $179.5 million and $174.8 million, respectively. Further, our revenue for the nine months ended September 30, 2023 and 2022, was $540.6 million and $497.2 million, respectively. We have recently experienced significant growth in our transaction volume from the years ended December 31, 2021 to December 31, 2022. Additionally, we experienced growth in our average transaction size from the three and nine months ended September 30, 2022 to the same periods ending September 30, 2023. However, even if our transaction volume continues to increase, we expect that our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business, new entrants into the market and the maturation of the BTM operator industry. Overall growth of our transaction volume depends on a number of factors, and we may not successfully accomplish our objectives, which makes it difficult for us to forecast our future operating results. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain or grow transaction volumes, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. Additionally, if we fail to address the risks and difficulties that we face, including those associated with the factors listed above as well as those described elsewhere in this “Risk Factors” section, our growth rate will be adversely affected. You should not rely on our results for any prior quarterly or annual periods as any indication of our future transaction volumes or revenue growth.

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

We currently operate in states where we have obtained the requisite licenses to the extent that the laws and regulations of such states clearly indicate that a license is required or where state regulators have advised us that we need a license to operate. In the U.S., we are registered as a money services business with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”) and are currently also licensed to operate as a money transmitter in Alabama, Alaska, Connecticut, Florida, Georgia, Iowa, Louisiana, Nevada, New Mexico, Ohio, Rhode Island, Vermont, Washington, Puerto Rico, and the District of Columbia. In Canada, we are registered with the Financial Transactions and Reports Analysis Centre of Canada as a money services business. We have applied for a BitLicense from the New York State Department of Financial Services and have money transmitter license applications pending in Arkansas, Illinois, Kentucky, Maine, Minnesota, North Carolina, North Dakota, Oklahoma, Pennsylvania and Tennessee. We also currently operate in states where we do not believe we are required, or have been informed by the relevant jurisdiction that we are not required, to obtain money transmitter licenses or any other required licenses. This belief is based on our analysis of the applicable laws and regulations and/or our communications with the regulators in the relevant jurisdiction. We plan to apply for money transmitter or virtual currency licenses or their equivalents in additional jurisdictions as needed. As we obtain additional licenses, we may be required to bear substantial costs to comply with the requirements of the additional states or jurisdictions. If our licenses are not renewed, we are denied licenses in additional states or jurisdictions where we choose to apply for a license, or jurisdictions that have previously not required a license require a license in the future, we could be forced to seek a license or change our business practices.

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

Bitcoin is generally accessible only by the possessor of the unique private key relating to the digital wallet in which the Bitcoin is held. While blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be safeguarded and kept private to prevent a third party from accessing the Bitcoin held in the applicable wallet. To the extent that any of the private keys relating to our wallets containing Bitcoin held for our own account or our users’ private keys relating to their un-hosted wallets is lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, we or our users will be unable to access the Bitcoin held in the related wallet. Further, we cannot provide assurance that our or our users’ wallets will not be hacked or otherwise compromised. Cryptocurrency and blockchain technologies have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or any hack or other compromise of, digital wallets used to store our users’ Bitcoin could adversely affect our users’ ability to access or sell their Bitcoin, as well as result in loss of user trust in us. As such, any loss of private keys due to a hack, employee or service provider misconduct or error, or other compromise by third parties could hurt our brand and reputation, result in significant losses, and adversely impact our business. The balance in Bitcoin Depot’s hot wallets as of September 30, 2023, was approximately $0.8 million. The average balance in Bitcoin Depot’s hot wallets during the year ended December 31, 2022 and the three and nine months ended September 30, 2023 was $0.3 million, $0.2 million and $0.2 million, respectively, and the maximum balance held during the year ended December 31, 2022 and three and nine months ended September 30, 2023 was $1.0 million, $2.4 million and $2.4 million, respectively.

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

For example, in Connecticut, Substitute House Bill 6752 concerns digital assets, authorizes the state banking commissioner to adopt, amend and rescind regulations, forms and orders governing the business use of digital assets, defines virtual currency address, virtual currency kiosk and virtual currency wallet, and establishes certain requirements applicable to owners or operators of virtual currency kiosks. Additionally, on October 13, 2023 Governor Newsom signed the California Digital Financial Assets Law and Senate Bill 401, which together will regulate virtual currency activities within the state when the laws become effective on July 1, 2025. Although the governor has acknowledged that certain aspects of the laws are ambiguous, these pending additions to the California Financial Code aim to regulate digital financial asset transaction kiosks (a “crypto kiosk”), including by imposing the following: (i) for operators that permit customers to maintain fiat currency balances, limiting to $1000 per day the amount of funds that the operator can accept from, or dispense to a California resident at its crypto kiosks; (ii) limiting the direct and indirect charges an operator may collect from a customer for a single transaction to the greater of $5 or 15% of the dollar equivalent of the digital assets involved in the transaction; (iii) requiring that specific information (including the amount of fees, expenses and charges, as well as any spread between the dollar price of the digital asset charged to the customer and the dollar price for that asset listed by a digital asset exchange) be disclosed both prior to a transaction and on transaction receipts printed by crypto kiosks following the transaction; and (iv) requiring operators to provide the California Department of Financial Protection and Innovation (the “DFPI”) with a list of all locations of the crypto kiosks that the operator owns, operates or manages in California, which the DFPI would publish on the DFPI’s website. Although we believe we will be able to comply with the new California laws (as well as similar laws in New York state) when it becomes effective, final regulations have not yet been published and may prove to be more challenging than expected for compliance.

In addition, other state agencies may propose and adopt new regulations (or interpret existing regulations) in ways that could result in significant adverse changes in the regulatory landscape for cryptocurrencies, regardless of whether these or other new laws are adopted. Competitors, including providers of traditional financial services, have spent years cultivating professional relationships with relevant policymakers on behalf of their industry so that those policymakers may understand that industry, the current legal landscape affecting that industry, and the specific policy proposals that could be implemented to responsibly develop that industry. The lobbyists working for these competitors have similarly spent years developing and working to implement strategies to advance these industries. Members of the digital financial system have started to engage policymakers directly and with the help of external advisors and lobbyists, but this work is still in a relatively nascent stage. As a result, our industry may not be able to adequately engage with legislators regarding new laws, rules, and regulations that may be proposed and adopted in the U.S. and internationally, or regarding interpretations of existing laws, rules, and regulations that may be interpreted in new ways, that harm the digital financial system or digital asset businesses, and which could in turn adversely impact our business.

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

We are actively monitoring the situation in Ukraine and assessing its impact on our business. To date we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations. We are unable to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. Any of the above mentioned factors could affect our business, financial condition and results of operations. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q.

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

For the year ended December 31, 2022 and the three and nine months ended September 30, 2023, we derived approximately 32%, 27.8% and 28.9%, respectively, of our total revenue from kiosks placed at the locations of our largest retail partner, Circle K, under individual corporate and franchisee lease agreements.

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

As of September 30, 2023, our total indebtedness, excluding unamortized debt discounts and debt issuance costs of $3.8 million, was $22.5 million, including the accrual for the current note payable exit fee. In connection with the consummation of the Merger, we amended and restated our existing credit agreement, which provided BT OpCo with a $20.8 million term loan. We may also incur significant additional indebtedness in the future.

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

The exercise price for each Warrant is $11.50 per share, subject to adjustment, which is greater than the market price of our Class A common stock, which was $2.40 per share based on the closing price on November 13, 2023. There can be no assurance that the Warrants will be “in the money” prior to their expiration and, as such, the Warrants may expire worthless.

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

The Amended and Restated Charter authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. On September 30, 2023, in connection with the closing of the Merger, we issued 4,300,000 shares of Series A Preferred Stock in a private placement to entities affiliated with Shaolin in connection with the previously announced PIPE Financing. As of September 30, 2023, 825,000 shares of Series A Preferred Stock have been converted into Class A common stock. In connection with that certain Amendment No. 1 to the PIPE Agreement, the five remaining Reference Periods have been accelerated and the Settlement Price (as defined in the PIPE Agreement) set with reference to the VWAP Trading Day beginning and ending on Wednesday October 11, 2023. Although the Series A Preferred Stock do not carry voting rights (other than in relation to amendments to the certificate of designation itself or as required by the DGCL), the terms of one or more additional classes or series of preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A common stock.

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

In connection with the preparation of BT OpCo’s consolidated financial statements as of December 31, 2022, management of BT OpCo identified material weaknesses in its internal control over financial reporting. The material weaknesses had not been remediated as of September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The material weaknesses identified related to (i) the fact that BT OpCo did not have formalized system of internal control over financial reporting in place to ensure that risks are properly assessed, controls are properly designed and implemented and internal controls are properly monitored and functioning, (ii) BT OpCo’s reliance on IT systems and the use of service organizations to initiate, process, and record transactions, for which it did not evaluate or test the respective control objectives and data provided by the service organizations, and did not maintain a sufficient complement of formally documented general IT controls over access, segregation of duties, security, and change management, (iii) BT OpCo’s lack of technical accounting resources to analyze and apply technical accounting considerations, (iv) BT OpCo having insufficient controls in place to prevent potential unauthorized activity related to cryptocurrencies, and (v) an ineffective review over the consolidation process. Management of BT OpCo has concluded that these material weaknesses arose because, as a private company, BT OpCo did not have the necessary business processes, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

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

Our performance is subject to general economic conditions, and their impact on the digital asset markets and our users. The U.S. and other key international economies have experienced cyclical downturns from time to time in which economic activity declined resulting in lower consumption rates, restricted credit, reduced profitability, weaknesses in financial markets, bankruptcies, and overall uncertainty with respect to the economy. The impact of general economic conditions on the digital financial system is highly uncertain and dependent on a variety of factors, including market adoption of cryptocurrencies, global trends in the digital financial system, central bank monetary policies, and other events beyond our control. Geopolitical developments, such as military conflicts and wars, trade wars and foreign exchange limitations can also increase the severity and levels of unpredictability globally and increase the volatility of global financial and digital asset markets. To the extent that conditions in the general economic and cryptocurrency markets materially deteriorate, our ability to attract and retain users may suffer.

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

Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, and other events beyond our control. In addition, our non-U.S. operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the ongoing effects of the COVID-19 pandemic and the precautionary measures that we have adopted have resulted, and could continue to result, in difficulties or changes to our user support, or create operational or other challenges, any of which could adversely impact our business and operating results. Further, acts of terrorism, labor activism or unrest, and other geopolitical conflicts or unrest, including the ongoing conflicts in Ukraine and Israel, could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our products and services, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. We do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services. Additionally, all the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our disaster recovery plans prove to be inadequate. To the extent natural disasters or other catastrophic events concurrently impact data centers we rely on in connection with processing transactions, users will experience significant delays in withdrawing funds, or in the extreme we may suffer loss of user funds.

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

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the three months ended September 30, 2023, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

2.6*	Supplemental Consolidating Information
3.1	Second Amended and Restated Certificate of Incorporation of Bitcoin Depot Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed July 7, 2023 (File No. 001-41305)).

3.2	Amended and Restated Bylaws of Bitcoin Depot Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed July 7, 2023 (File No. 001-41305)).

10.1+

Amendment No. 1 to the PIPE Agreement, dated October 2, 2023, by and among the Company and the investors listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 2, 2023 (File No.

001-41305)).

10.2+

Registration Rights Agreement, dated October 3, 2023, by and among the Company and the holders listed therein.

(incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 2, 2023 (File No.

001-41305)).

10.3*	Bitcoin Depot Inc. 2023 Omnibus Incentive Plan

10.4*	Form of Non-Employee Director RSU Grant Notice and Award Agreement.

10.5*	Form 1 of Employee RSU Grant Notice and Award Agreement.

10.6*	Form 2 of Employee RSU Grant Notice and Award Agreement.

10.7*	Form 3 of Employee RSU Grant Notice and Award Agreement.

10.8*	Form 1 of Employee PRSU Grant Notice and Award Agreement.

10.9*	Form 2 of Employee PRSU Grant Notice and Award Agreement.

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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

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

Date: November 14, 2023	By:	/s/ Brandon Mintz
	Name:	Brandon Mintz
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Glen Leibowitz
	Name:	Glen Leibowitz
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)