Form 10-K
period 2023-12-31
Bitcoin Depot Inc.
filed 2024-04-15
CIK 1901799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☑ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 was $200 million (based upon the $3.23 closing price on the NASDAQ).

As of April 9, 2024, the registrant had 14,438,879 shares outstanding of Class A common stock, par value $0.0001 per share, 3,075,000 shares outstanding of Series A Preferred stock, par value $0.0001 per share, 0 shares outstanding of Class B common stock, par value $0.0001 per share, 1,075,761 shares outstanding of Class E common stock, par value $0.0001 per share, 0 shares outstanding of Class M common stock, par value $0.0001 per share, 0 shares outstanding of Class O common stock, par value $0.0001 per share, and 44,100,000 shares outstanding of Class V common stock, par value $0.0001 per share.

Bitcoin Depot Inc.

Annual Report on Form 10-K

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of Bitcoin Depot Inc. (the “Company” or “Bitcoin Depot”). Some risks of achieving any of these forward-looking statements include:

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
•
the development, effects and enforcement of laws and regulations; and
•
other risks noted in this Annual Report on Form 10-K under the heading “Risk Factors,” and other documents that the Company will file, from time to time with the Securities Exchange Commission (“SEC”).

If any of these risks materialize or our assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. There may be additional risks that we do not presently know or that we currently believe are immaterial that could also cause actual results to differ from those contained in the forward-looking statements.

In addition, forward-looking statements reflect our expectations, plans or forecasts of future events and views as of the date hereof. We anticipate that subsequent events and developments will cause our assessments to change. We specifically disclaim any obligation to update these forward-looking statements except as otherwise required by applicable law. These forward-looking statements should not be relied upon as representing our assessment as of any date subsequent to the date hereof.

These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. As a result of a number of known and unknown risks and uncertainties, actual results or our performance of the Company may be materially different from those expressed or implied by these forward-looking statements.

You should read this Annual Report on Form 10-K and the documents that we reference in and have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1. Business

Our Business

Business Overview

Bitcoin Depot owns and operates the largest network of BTMs (or, "kiosks") across North America where customers can buy and sell Bitcoin. Bitcoin Depot helps power the digital economy for users of cash.

Our mission is to bring Crypto to the Masses TM. Digital means and systems dominate the way that consumers send money, make purchases, and invest; however, we believe that many people still utilize cash as their primary means of initiating a transaction, either as a necessity or as a preference. These individuals have largely been excluded from the digital financial system and associated technological advancements in our global and digitally interconnected society. Bitcoin Depot’s simple and convenient process to convert cash into Bitcoin via our BTMs and full-service mobile app enables not only these users, but also the broader public, to access the digital financial system.

As of December 31, 2023, our offerings included approximately 6,300 BTMs in retailer locations throughout the U.S. and Canada, our BDCheckout product, which is accepted at approximately 5,700 retail locations, and our mobile app. We maintain the leading position among cash-to-Bitcoin BTM operators in the U.S., representing an approximate 23% market share in the U.S., and a leading position in Canada. Our BTMs offer one-way exchange of cash-to-Bitcoin, with the limited exception of approximately 29 BTMs (representing less than 1% of our total kiosks as of December 31, 2023) which also provide customers the ability to sell Bitcoin to us in exchange for cash. Currently, we do not have plans to expand our users’ ability to sell Bitcoin to us in exchange for cash. We also operate a leading BTM device and transaction processing system, BitAccess, which provides software and operational capabilities to third-party BTM operators, which generates software revenue for the Company.

The charts below illustrate the number of BTMs and corresponding market shares for the leading BTM operators in the U.S. and Canada, as of December 31, 2023: (Note data is delayed from our actual active kiosks, please see Section 7, Management discussion and analysis for additional information regarding kiosk information.)

(1) Source: Coinatmradar.com as of December 31, 2023. Figures only account for cash-to-Bitcoin ATMs, which results in the exclusion of LibertyX.

Our diverse retail locations and intuitive transaction process make us a convenient option for our users, and our predictable minimum monthly rent payments to our retail partners where our kiosks are located make us an attractive option for these retailers. We have locations across the U.S. and Canada at, among others, the following type of retailers:

•
Convenience Stores and Gas Station Chains: Our largest BTM deployment to date is with Circle K, a convenience store chain with over 9,000 locations in North America and over 4,800 stores in Europe and other international markets. We are the exclusive provider and operator of BTMs for Circle K in the U.S. and Canada, and as of December 31, 2023, we have installed our BTMs in approximately 1,300 Circle K stores.
•
Pharmacies and Grocers: In addition to our installed BTMs at pharmacy and grocery chains, we have thousands of additional access points via our BDCheckout product. Our BDCheckout locations are sourced and connected through our relationship with a leading global payments technology company. See "Our Products".
•
Mall Operators: Further, we have installed our BTMs at shopping malls across North America, including those operated by Simon Property Group, CBL Properties and others.

The following map illustrates the number of BTMs we operate by U.S. state and Canadian province as of March 11, 2024:

= BDCheckout Also Available
6,264 Locations
01
= Bitcoin Depot Kiosks
7,153 Locations
CANADA
British Columbia
34
Alberta
43
Saskatchewan
5
Manitoba
5
88 Ontario
Quebec
40
3
Newfoundland
Labrador
1
PEI
4
NB
13
ME
36
Ottawa
14
VT
NH
171
MA
328
CT
RI
168
62
NY
419
WA
105
OR
61
ID
14
MT
17
ND
MN
102
SD
10
39
WY
WI
646
146
MI
319
IA
33
NE
137
NV
62
UT
432
CO
1061
CA
KS
60
261
MO
282
IL
IN
408
OH
227
991
PA
NJ
206
25
MD
DC
WV
30
111
VA
363
7
KY
207
171
TN
NC
245
32
AK
875
AZ
151
NM
OK
119
150
AR
91
MS
322
AL
591
GA
SC
151
UNITED STATES
TX
1116
301
LA
FL
1301
4
HI

Both our revenue and transaction volumes have historically grown despite volatility in market prices for Bitcoin and other cryptocurrencies and we expect this trend to continue as Bitcoin becomes increasingly accepted across the world.

Our focus on robust compliance procedures and ease of use of our BTMs has helped create a powerful compounding effect: the convenience and quality of our platform provides a seamless experience for users transacting at our BTMs; thereby driving increased traffic and business at our retail partners; attracting more retailers to partner with us; and in turn driving even more users to our BTMs. Our scale and leadership position has enabled us to develop a deeper understanding of our users’ needs and continually innovate and launch new products and services, such as BDCheckout, further enhancing the value of our platform.

From our inception in July 2016 through December 31, 2023, we have completed more than 3.3 million user transactions, equating to approximately $2.3 billion in total transaction value. During the year ended December 31, 2023, we averaged approximately 21,824 monthly active users, which we define as the total number of unique customers. For the year ended December 31, 2023, we generated approximately $689.0 million of revenue, $88.6 million of gross profit (12.9% of gross profit margin), $1.5 million of net income and $56.3 million in Adjusted EBITDA (non-GAAP), which represented 14.7% of Adjusted Gross Profit Margin (non-GAAP) for the same period. For the year ended December 31, 2022, we generated approximately $646.8 million of revenue, $53.5 million of gross profit (8.3% of gross profit margin), $3.5 million of net income and $41.2 million in Adjusted EBITDA (non-GAAP), which represented 11.2% of Adjusted Gross Profit Margin (non-GAAP) for the same period. See the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non- GAAP Financial Measures” for information regarding our use of Gross Profit Margin, Adjusted EBITDA and Adjusted Gross Profit and a reconciliation of such measures.

Our Products

As of December 31, 2023, we operated a portfolio of approximately 6,300 owned and leased kiosks across 48 U.S. states and 10 Canadian provinces. Within the United States, our kiosks and BDCheckout access points are located in zip codes containing approximately 52% of the U.S. population. While we are currently not operating kiosks in New York or Puerto Rico, we have obtained a license (or equivalent) to operate in Puerto Rico and have applied for the license required to operate in New York. See “—Government Regulation—Money transmission and virtual currency business activity” for more information.

BTM

Our kiosks are located in convenience stores, gas stations, pharmacies, grocery chains and shopping malls across North America. Our largest deployment across a single retail chain is with Circle K, which accounted for approximately 1,300 of our total number of deployed kiosks as of December 31, 2023. We continuously monitor our BTM performance at each location, and at various times we relocate our BTMs to more profitable locations. The majority of our contracts contractually, allow us to move our BTMs with a limited notification to our retail partners. At December 31, 2023, we had approximately 900 BTMs with our logistics providers to redeploy to new locations.

Our kiosks are primarily manufactured and supplied by Genmega, a leading global ATM company. Our BTM suppliers load the operating software on to the kiosks prior to deployment. Because utilization is below that of typical cash ATMs, we believe that that the functional life of our kiosks is extended relative to manufacturer specifications. We have contracted with a network of providers to service our kiosks on an as-needed basis to support kiosk up-time, but our kiosks have typically not required frequent repair or maintenance.

We have found that a key factor affecting transaction volumes at any particular kiosk is its location. Our strategy in deploying our BTMs is to identify locations that are expected to generate high visibility and high transaction volume. Site selection for kiosk deployment is also determined based on an analysis of historical business trends, demographic data, and a determination of the proximity and density of competitors’ kiosks. The approximately 1,300 kiosks deployed at Circle K stores are a prime example of the types of locations that we seek when deploying our BTMs. In addition to the Circle K locations, we have also entered into agreements with a number of other retail partners.

Our retail deployments are secured through negotiation with our retail partners. Contract terms are generally similar across the portfolio of retail partners, such as payment terms, service level agreements, rent, placement, and access. These contracts provide a recurring and stable source of revenue for our retail partners over a typical initial term of approximately five years, although our terms vary because of negotiations at the time of execution. As of December 31, 2023, our contracts with our top 10 retail partners had a weighted average remaining life of 1.7 years. Many of our contracts include auto-renewal features providing for additional one-year terms following the expiration of the initial term. Such contracts may be terminated at either party’s option by giving proper notice in accordance with the subject contract. All contracts with over a 12-month term allow for kiosks to be removed at our discretion, except in one agreement. This agreement is associated with 25 BTMs, which has restrictions on the first nine months of the kiosk placement. The Company has recognized a floor space lease associated with these BTMs. This overall flexibility to move our BTMs allows us to not record a liability on the balance sheet related to these retail location leases.

The software that resides on the kiosk is designed to provide an intuitive user interface for our users. Upon using a Bitcoin Depot kiosk for the first time, users will be prompted to provide certain information for account creation and verification. Users are required to select from three ranges of cash amounts to be inserted in the kiosk for purchasing Bitcoin. The user then provides the address of their digital wallet by scanning a QR code; the user can create and use a Bitcoin Depot-branded wallet (un-hosted and non-custodial), or their other existing digital wallet. Bitcoin Depot’s branded wallet is facilitated through an unaffiliated third party. Bitcoin Depot utilizes this wallet infrastructure to offer users the ability to use an un-hosted non-custodial wallet within the Bitcoin Depot mobile app or through other third-party apps which allow access to non-custodial wallets. Bitcoin Depot is not liable for any losses users may experience because Bitcoin Depot does not have access to users’ wallets or their private keys. Cash is then inserted by the user into the kiosk, and the kiosk will confirm the dollar amount and other details of the transaction, including quantity of Bitcoin being purchased. Once the transaction is complete, the Bitcoin is electronically delivered to the user’s digital wallet and the user is provided with a physical receipt as well as a receipt via SMS text.

Prior to the time at which a user inserts cash in the BTM to purchase Bitcoin, Bitcoin Depot has control of such Bitcoin, and maintains such control until the transaction is completed at the kiosk and Bitcoin Depot initiates a transaction on the blockchain to send Bitcoin to the user. Bitcoin Depot never custodies a user’s Bitcoin. Bitcoin Depot takes custody of the user’s cash at the time the same is inserted into the BTM.

BDCheckout

Additionally, Bitcoin Depot sells Bitcoin without the use of kiosks at several thousand additional retailer locations through a relationship with a leading global payments technology company. This product, called BDCheckout, allows users similar functionality to our kiosks, enabling them to load cash into their accounts at the checkout counter at retailer locations, and then use those funds to purchase Bitcoin. The transaction is initiated on the Bitcoin Depot mobile app, which is available for download from major app stores for free. We believe that BDCheckout offers an attractive value proposition for retailers, providing fee income and potentially increasing shopper foot traffic, without Bitcoin Depot incurring upfront out-of-pocket hardware costs and certain operational expenses, such as rent.

The primary difference between a BDCheckout transaction and a BTM kiosk transaction is that the former is completed via interaction with a cashier at a retail location and relies more heavily on the use of the Bitcoin Depot mobile app, while the latter involves a user interfacing with a kiosk. From a third-party fee perspective, there is a $3.50 flat fee per BDCheckout transaction charged to the user in connection with the use of payment provider integrated network of retailers’ point-of-sale systems.

Bitcoin Depot’s costs associated with a BDCheckout transaction are lower than its costs associated with a BTM transaction, primarily due to significantly greater operating expenses associated with the BTMs, including cash collection fees and short-term lease payments to the retail locations where the kiosks are placed. However, the profitability of the two services is similar because of the higher markup that Bitcoin Depot applies to BTM transactions to support the higher costs associated therewith.

We regularly monitor official SEC releases and comments made by senior SEC officials, including Chairman Gensler, regarding the regulation of cryptocurrencies and related activities. Based on such statements, historical enforcement actions and existing regulations and laws, we have made the determination that our activities and the cryptocurrencies that we currently sell, which consists of only Bitcoin, do not subject us to SEC regulation, and thus we believe we are not required to be registered with the SEC as a broker dealer to support transactions which consist of only Bitcoin at our BTMs and via BDCheckout. We note that we have previously provided products and services related to Litecoin and Ethereum, however, based on a risk-based determination made after consideration of public statements by the SEC, historical enforcement actions, and existing regulations and laws in effect at the time, we have determined to limit our activities to Bitcoin only.

Industry Trends

The adoption of cryptocurrencies as a medium of exchange has grown significantly since Bitcoin’s introduction in 2009 and cryptocurrency is continuing to become more mainstream among consumers. In 2023, centralized and decentralized exchanges reported nearly $82.0 trillion, in cryptocurrency trading volume, a 6.5% decrease from 2022 levels. According to New York Digital Investment Group LLC d/b/a NYDIG, Bitcoin alone was the third largest payment network in 2022 with over $3.0 trillion in transaction volume, next only to Visa and Mastercard and ahead of American Express and Discover, and an estimated 22% of the U.S. adult population owns cryptocurrency.

Several notable developments have contributed to this growth, including broader acceptance of cryptocurrency on payment platforms, the proliferation of financial products offering investors exposure to cryptocurrencies, and market participants looking for ways to simplify transactions for the everyday consumer.

At the same time, consumers have become attracted to the accessibility and user experience of BTMs as an entry ramp into the digital financial system. Several companies began to work on BTM prototypes as early as 2013, and the BTM market has shown rapid growth since then. According to Coin ATM Radar, from January 1, 2017 to December 31, 2023, the total number of BTMs deployed grew from 968 to 33,936, representing a CAGR of approximately 84%, with the vast majority of BTMs now located in North

America. According to Coin ATM Radar, as of December 31, 2023, 90% of installed BTMs worldwide reside in the U.S. and Canada, in which Bitcoin Depot had a market share of 23% and 11%, respectively. Many BTMs deployed around the world initially supported transacting only in Bitcoin. Our BTMs currently support transactions in Bitcoin.

Market Opportunity

Although U.S. consumers continued to use credit cards and debit cards for a majority of their payments, market studies indicate there is still a significant desire to utilize cash for various purposes in the U.S. The 2023 Diary of Consumer Payment Choice, a study conducted by Federal Reserve Bank of San Francisco found that while it has declined over time, the share of payments in cash was 18% in 2022, which was a decrease from the data in 2021. As of October 2022, the value of currency in circulation passed $2.23 trillion, a 28% increase compared to February 2020, but with slower growth since 2021. In addition, according to a study by Travis Credit Union conducted in 2020, 29% of U.S. adults sampled prefer to use cash to purchase goods. We believe a portion of this population finds obtaining cryptocurrencies through online cryptocurrency exchanges challenging and inconvenient and prefers to directly convert their cash to cryptocurrencies. The chart below shows the proportions of various methods of payments since 2016. The 2023 Diary of Consumer Payment Choice also shows that a significant percentage of person-to-person payments continue to be made in cash, and credit cards, the percentage of these payments made with credit cards has been steadily increasing compared to the prior years. According to a user survey we conducted, many of our users report that the reason they used our BTMs was to send cryptocurrency to others. This use case can represent a more efficient means of sending money for those who are using cash to make person-to-person payments, or an alternative means of sending money for those who are using mobile apps.

Share of payment instrument use for all payments (1)

(1) Source: 2023 Findings from the Diary of Consumer Payment Choice;

For the most up-to-date figures please consult the links in the section titled “Market, Industry and Other Data.”

Our Competitive Strengths

We believe the below competitive strengths differentiate us from our competition and enhance our ability to compete.

•
Largest BTM Operator in North America

We are the largest operator of BTMs in North America with an approximately 23% market share as of December 31, 2023, according to Coin ATM Radar. As of December 31, 2023, we have approximately 6,300 active kiosks across 48 states in the U.S. and 10 provinces in Canada across convenience stores, gas stations, pharmacies, grocery chains and shopping malls. Bitcoin Depot’s strategically placed network of BTMs and BDCheckout access points are located in zip codes addressing approximately 52% of the U.S. population. Our strong presence has given us increased visibility among users and retail partners and has helped drive user traffic to our kiosks.

•
Superior User and Retailer Experience

In addition to offering intuitive user interfaces at our BTMs for transactions, we believe we offer a streamlined alternative to online exchanges for transacting in Bitcoin. Online exchanges can in certain instances require users to wait over three business days to convert money to Bitcoin, and they also require a user to have a bank account and therefore provide no cash conversion options. Our users can purchase Bitcoin without a bank account through our kiosks in typically under two minutes for new accounts and in under a minute for returning users. Our streamlined mobile app offers an easy way for our users to locate points-of-transaction, create a digital wallet, transfer Bitcoin between digital wallets and initiate BDCheckout transactions. We provide telephonic customer service almost around the clock to address questions or concerns from our users and to facilitate a smooth transaction process.

We have flexible hosting contract terms with our retail partners that offer location payments tied to a predictable minimum rate monthly rent (which, for certain locations, may be increased based on transaction volumes, thereby aligning partners’ success with our own performance). Based on our observations, our kiosks provide the benefit of driving additional foot traffic at retail locations, which as a result potentially drives additional business to our partners, thereby increasing their revenue.

•
Robust Compliance Procedures

We complete our customer KYC process prior to permitting a user to transact. We have invested in and maintain robust, multi-layer compliance procedures to evaluate potential users, open user accounts and monitor transactions at our BTMs. Our compliance team, comprised of 16 individuals, has over 100 years of combined experience in AML (Anti-Money Laundering), KYC (Know-Your-Customer), BSA (Bank Secrecy Act), and OFAC (Office of Foreign Assets Control) compliance. The level of user verification for any given user transacting at our kiosks is generally based on the user’s proposed transaction volume with us. Generally, verification involves collecting users’ names, email addresses, phone numbers, driver’s licenses or other ID, social security numbers and photos of each user. Further, our BTMs take photos throughout the transaction process, which allows us to verify that users match the identifying information that has been provided during the KYC process. We utilize blockchain analysis and work with various third parties for transaction monitoring, case management and regulatory filings and reporting. We prioritize proactive reporting procedures in accordance with local, state, and federal requirements. Our compliance team routinely rejects user applicants that fail authentication requirements, and bans users from transacting at our kiosks and via BDCheckout when our compliance team discovers suspicious activity or when the users violate our terms of service (which can be accessed on our website) to which users agree prior to transacting at a BTM or during the BDCheckout transaction process, as applicable. These user bans represent approximately 4% of our overall transaction volumes in a given month. We do not believe there are any material challenges related to conducting KYC at a kiosk. We believe many of our retail partners have selected us to be their BTM provider based on our focus and commitment to robust compliance.

•
Limited Exposure to Cryptocurrency Prices

Our revenue has not been correlated to the price of Bitcoin historically, even in light of volatile Bitcoin prices. Based on our own user surveys, a majority of our users use our products and services for non-speculative purposes, including money transfers, international remittances, and online purchases, among others.

•
Prudent Bitcoin Management

We use a sophisticated Bitcoin management process to reduce our exposure to volatility in Bitcoin prices by maintaining a relatively low balance (typically less than $1 million) of Bitcoin at any given time, which we believe differentiates us from our competition. We do not act as an agent or exchange for users in our transactions; we maintain balances of Bitcoin from which we satisfy our users’ demand from kiosk or BDCheckout transactions. As we send users Bitcoin, we replenish our Bitcoin balance on an ongoing basis to meet user demand. Our typical practice is to purchase Bitcoin through a liquidity provider such as Cumberland DRW. We replenish our Bitcoin only through purchases from leading Bitcoin liquidity providers and do not engage in any mining of Bitcoin ourselves. Our sophisticated replenishment process enables us to satisfy our users’ Bitcoin purchases with our own Bitcoin holdings, yet maintain relatively small balances of Bitcoin to effectively manage our principal risk.

•
Management Team With Deep Industry Experience

We are led by a management team that built our business from the ground up to become the largest operator of BTMs in North America. Our founder and other executive officers bring extensive multidisciplinary experience in technology and business. We believe our management team has a competitive advantage in their ability to attract a highly talented pool of experienced engineers and seasoned industry professionals. We believe our management team’s expertise in this industry enables them to pursue attractive and opportunistic acquisition targets to further strengthen our competitive advantage.

Our Strategies

We intend to continue to grow our business by employing the following strategies:

•
Geographical and Retailer Expansion

We intend to continue to expand into more physical locations at our existing partners as well as build new partner relationships for further greenfield market penetration. Among existing partners, our kiosks are located in approximately 1,300 out of the over 9,000 total Circle K locations in the U.S. and Canada. Our broad footprint and user base presents us an opportunity to offer additional products and services in the future, which we believe will further strengthen and grow our user base. To expand into new geographies, we have applied for a license to operate in the state of New York, a market we believe could support thousands of kiosks, an estimate we adopted based on other states with more established BTM networks and comparable populations, such as Florida. Finally, approximately 92% of BTMs worldwide are in North America, according to Coin ATM Radar as of March 26, 2024, presenting an attractive international expansion opportunity for us. Various countries have begun accepting cryptocurrency as a legal form of payment, which we believe is going to accelerate the adoption of cryptocurrency and offer us an opportunity to establish a presence in these countries.

•
Leverage Scale and Profitability to Reinvest in the Business

We operate the largest network of BTMs in North America. We have generated positive net income and cash flow from operations during every year since our inception. For the year ended December 31, 2023 and 2022, we generated revenue of approximately $689.0 million and $646.8 million, respectively, gross profit of $88.6 million and $53.5 million, respectively, and adjusted gross profit of $101.0 million and $72.3 million, respectively. We currently intend to reinvest the majority of the profits back in our business to continue to develop new products and services to address the needs of our users, such as BDCheckout, allowing us to achieve further brand recognition and brand loyalty and grow our user base.

•
Strategic Acquisitions and Partnerships

We believe the BTM market is fragmented. We plan to opportunistically evaluate acquiring other kiosk operators and complementary businesses to support our operations and strategy. Provided we are able to secure appropriate opportunities, we intend to pursue inorganic growth in the form of strategic bolt-on acquisitions to build on our leading market position and to supplement our in-house capabilities in both hardware kiosks and software that run on these kiosks as well as any product or service that provides Bitcoin access in a retail setting. In addition, we continue to look for potential acquisitions to enhance our capabilities in areas such as cyber security and compliance, among others.

•
Grow Volume of Retail Transactions Through BDCheckout

We launched BDCheckout in June 2022 and as of December 31, 2023, it is available at approximately 5,700 retail locations across North America, including convenience stores, gas stations, pharmacies, grocery chains and shopping malls. BDCheckout enables our users to load cash into their accounts at the checkout counter at retailer locations, and then use those funds to purchase Bitcoin using the same fee structure in place at our kiosks, thereby lowering our required upfront capital expenditures and operating expenses and providing us with additional revenues from the sale of Bitcoin. For more information about how we generate our revenue, please see the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations—Revenue.” We intend to fully capitalize on this by actively targeting our users with BDCheckout through online advertising and our free mobile app. We believe the expansion of BDCheckout to new locations across the U.S. and Canada will diversify our revenue streams as well as further grow our transaction volumes, revenue and profitability.

Recent Highlights

In March 2023, we announced a partnership agreement with GetGo® Café + Market, an innovative, food-first convenience store retailer with locations throughout western Pennsylvania, Ohio, northern West Virginia, Maryland and Indiana. We plan to install our BTMs into 125 GetGo® Café + Market stores in multiple metropolitan areas, strengthening our presence throughout the Midwest and Mid-Atlantic.

In September 2023, the Company entered into an On-Site Agreement, with Tanger Management, the property manager for the outlet centers located throughout the United States and Canada. The agreement anticipates the placement of BTMs in 16 mall locations.

In October 2023, we fostered a critical relationship, for the placement of our kiosks, with one of the foremost distributors in the ATM industry, CORD, underscoring our reputation as a formidable player in the market which has more than 3000+ ATMs in the US. We believe this partnership will expand our reach of connecting our BTMs with those that wish to own or operate BTMs.

In December 2023, we announced a partnership with MAPCO for kiosk placement, which encompasses 63 of their corporate locations. With MAPCO's expansive network of over 145+ locations spanning six states, this collaboration presents an opportunity to bolster our market presence and engage with a wider audience. Initially commencing with their corporate sites, we have laid a robust foundation for additional expansion. Furthermore, we have a strategic alliance with Majors Management that carries the potential to extend our reach to an additional 570+ franchisee locations, and 200+ corporate locations. This strategic alliance holds immense promise for expanding our market positions.

Entering January 2024, we signed a master placement agreement with EG America LLC, in one of the largest retail partner deals in the Company's history. With this agreement, we are set to install our BTMs in approximately 900+ locations, a significant leap forward in our expansion trajectory.

In February 2024, we were able to secure a deal with CEFCO for 72 out of their 200+ locations which marks a significant milestone for our company. This partnership not only expands our market reach but also diversifies us within the convenience store industry. By aligning with CEFCO, a reputable and rapidly growing chain, we gain access to a broader customer base and increase brand visibility.

Competition

We operate in a highly competitive industry with an increasing number of participants. Industries adjacent to the digital financial system are highly fragmented, quickly evolving, intensely competitive, and subject to growing global regulatory scrutiny and oversight.

There are several publicly traded companies that operate cash to Bitcoin ATMs, including Athena Bitcoin Inc. and Bitcoin Well Inc. We believe we do not have any direct, pure-play competitors, traded on major exchanges, who operate cash to Bitcoin ATMs at scale.

Several private companies and wholly-owned subsidiaries of other publicly traded companies may be considered to be our competitors, including BitNational, Bitstop, Byte Federal, Inc., Cash2Bitcoin.com, Coin Hub, Coin Flip Bitcoin ATMs, Coinme, Instacoin, Moon Inc., dba LibertyX, a division of NCR Atleos Corporation, Localcoin, NationalBitcoin ATM, and RockItCoin, among others.

Separately, given our mission to Bring Bitcoin to the Masses™ by enabling our users to transact on everyday activities using Bitcoin, from paying bills to sending money transfers to a variety of other use cases, other established payment processing and money transfer businesses may become our competitors, including PayPal, Block, Global Payments, Coinbase, Jack Henry, and MoneyGram, among others.

Sales and Marketing

Our sales team focuses principally on maintaining relationships with our existing retail partners and developing new relationships with national, regional and local retailers. The team is organized into groups that specialize in marketing to specific retail industry segments, which allows us to tailor our offering to the specific requirements of each retail partner. As of December 31, 2023, our sales and marketing teams consisted of 28 employees. Those who are exclusively focused on sales typically receive a combination of base salary and an incentive-based compensation.

In addition to targeting new business opportunities, our sales team supports our business initiatives by building and maintaining relationships with new retail partners. We seek to identify growth opportunities within each account by analyzing the retailer’s sales at each of its locations, foot traffic, and various demographic data to determine the best opportunities for new BTM placements.

Our marketing team is focused on attracting users to our BTMs as well as to our BDCheckout retail locations. Our marketing team primarily uses digital marketing tools, such as Google AdWords, to acquire and retain users but also deploys email, SEO, and physical marketing presences as applicable. Our marketing team also supports the sales team in attracting new retail partners.

Intellectual Property, Patents and Trademarks

Although we believe our success depends upon our technical and marketing expertise more than our proprietary rights, our future success and ability to compete depend in part upon our proprietary technology. We have registered or filed applications for our primary trademarks. Most of our technology is not patented. Instead, we rely on a combination of contractual rights, copyrights, trademarks, and trade secrets to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, third-party contractors, and retail partners. Access to, and distribution of, our source code is restricted, and the disclosure and use of other proprietary information is further limited. Despite our efforts to protect our proprietary rights, unauthorized parties can attempt to copy or otherwise obtain, or use our products or technology. We cannot be certain that the steps taken in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology in a manner that would avoid our intellectual property rights.

Research and Development

We invest in ongoing research to develop new software solutions and services and enhance existing solutions with additional functionality and features required to ensure regulatory compliance. Product-specific enhancements are largely user-driven with recommended enhancements formally gathered through survey results, strategic initiatives meetings and ongoing user contact. We also continually evaluate and implement process improvements that expedite the delivery of new products, services and enhancements to our users and reduce related costs. For instance, our research and development capabilities and efforts resulted in the successful launch and deployment of BDCheckout, recently at thousands of major retailers. Associated costs are recorded in Selling, general and administrative expense on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) and are not material.

Our Retail Partners

In the U.S., we have contracts with approximately 56 major national and regional retailers, including convenience stores, supermarkets, drug stores, and other high-traffic retail chains, which represent approximately 2,200 BTMs. We also have BTMs in approximately 3,900 independent retail locations in the U.S. In Canada, we have contracts with one national merchant and approximately 100 independent merchants. Circle K is the largest retailer in our portfolio, representing approximately 27% and 32% of our total revenues for the year ended December 31, 2023 and 2022, respectively. The underlying retail agreement with Circle K has an initial term of five years. As of December 31, 2023, our contracts with Circle K have a weighted average remaining life of 1.5 years. Our other top ten retail partners (excluding Circle K) comprise 7.4% of our retail locations. Contracts with these nine other nine retail partners have a weighted average remaining life of 1.9 years as of December 31, 2023. Many of our contracts include auto-renewal features providing for additional one-year terms following the expiration of the initial term. Such contracts may be terminated at either party’s option by giving proper notice in accordance with the subject contract. The terms of our retail partner contracts vary because of negotiations at the time of execution. In addition, through BDCheckout, our users can now load cash into their accounts at the checkout counter at approximately 5,700 retailer locations, and then use those funds to purchase Bitcoin.

Our Vendors/Suppliers

Cumberland DRW

Cumberland DRW ("Cumberland") is one of our co-primary liquidity providers from whom we purchase Bitcoin that we sell to our users. We have had a relationship with Cumberland for over three years. Cumberland is a leading OTC liquidity provider in the digital financial system. The company has operations globally and is owned by DRW, a diversified principal trading firm with more than 25 years of experience in multiple asset classes around the world.

Abra

Abra is one of our co-primary liquidity providers from whom we purchase Bitcoin that we sell to our users. We have had a relationship with Abra for almost one year. Abra is a financial services and technology company that operates a cryptocurrency wallet service including a trading service for buying and selling cryptocurrencies and a service for earning interest on cryptocurrencies and stablecoins.

Genmega

Genmega is a global provider of kiosks and traditional cash ATMs and is currently the sole provider of our BTM kiosks. The company was founded over ten years ago and has cumulatively delivered more than 150,000 ATMs worldwide. Since 2016, Genmega has supplied more than 7,200 kiosks to us.

Gemini

Gemini is an American cryptocurrency exchange and custodian that allows customers to buy, sell, and store digital assets. To place orders for Bitcoin on the Gemini exchange, we are required to have USD on account and available which facilitates the purchasing process. We maintain a minimum USD balance needed for anticipated Bitcoin purchases for the day. We replenish the account with USD as needed. Gemini is the sole cryptocurrency exchange with which we hold USD balances. For the year ended December 31, 2023, our average daily USD balance held in fiat wallets on the Gemini exchange was approximately $0.5 million.

Cash Transportation

We contract with large and reputable armored courier services to transport and transfer funds to and from our kiosks. We use leading armored couriers such as Loomis, Brinks and Garda in the U.S. and Canada to collect and transport cash. Under these arrangements, the armored couriers collect cash either on a regular schedule or pickups are initiated when cash in a particular kiosk has reached a specified threshold dollar amount, which we can track on a real-time basis. The armored couriers then confirm cash counts and our bank accounts are then credited.

ATM Operations

We contract with large and reputable service providers that support the various activities of our BTMs operations related to deployment, repairs and maintenance, and wireless communications. Operations vendors include, but are not limited to, Bibbeo, Burroughs, Cennox, DropPin, Fiserv, National Services, and OptConnect. We also supplement our vendors by insourcing some field activities with several employees who travel to various markets as needed.

Lease Providers

We utilize four major lessors to finance approximately 6,000 of our BTMs. We believe these lessors are experienced in lease transactions and have adequate equity reserves. We have been able to negotiate with several lease providers and are able to receive market rates for these lease arrangements. As of December 31, 2023, we have lease commitments to acquire all the kiosks for a bargain purchase option at the end the lease term.

User Transactions

We hold an amount of Bitcoin in a hot wallet that we own and send Bitcoin to users from that wallet when transactions are completed at a BTM or through BDCheckout. We replenish our hot wallet from time to time through open market purchases of Bitcoin with certain liquidity providers. When a user buys Bitcoin from us, the purchase price is based on the spot price of Bitcoin at the time of the user’s transaction. When a user sells Bitcoin to us, such Bitcoin is held in a Bitcoin Depot hot wallet for a period of time, which could be up to several days, until such Bitcoin is later sold through a liquidity provider to fund operations or is resold to users transacting at BTM kiosks or through BDCheckout; however, the volume of transactions of this type are de minimis. Our policy for transfers from our hot wallet (the private keys to which are stored in geographically dispersed locations throughout the U.S.) that do not involve fulfilling user purchases require dual approval by our Chief Executive Officer and Chief Operating Officer. Transfers from our hot wallet to fulfill user purchases occur automatically through an application program interface that is secured by passwords and login credentials.

We do not custody Bitcoin for our kiosk users. Our relationship with our primary liquidity provider allows us to purchase Bitcoin to quickly replenish amounts sold to users, which means that we hold relatively small amounts of Bitcoin at any given time. Due to the minimal amount of Bitcoin held at any given time (typically less than $1 million), coupled with our high transaction volumes, we do not store Bitcoin in cold wallets.

Human Capital

As of December 31, 2023, we had 124 full-time employees, most of whom were in the U.S. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages. We believe we have a positive relationship with our employees.

We believe that our success is driven by our employees. Our human capital strategy focuses on:

Diversity, Equity and Inclusion: We recognize the value of diversity, equity and inclusion within our organization and strive to ensure that our workplace reflects the diverse communities in which we operate in order to promote collaboration, innovation, creativity and belonging. We are committed to recruiting and employing qualified candidates regardless of their gender or cultural background.

Employee Benefits: We believe in the importance of offering our employees competitive salaries and wages, together with comprehensive insurance options. We recognize the importance of comprehensive healthcare benefits, including medical, prescription drug, vision and dental, and employees and their family members are provided with tools and resources to assist in adopting and maintaining a healthy lifestyle. We offer medical, dental, vision, short and long-term disability, life insurance, match 401K contributions up to 3%, and pay for a ClassPass membership.

Training and Talent Development: We are committed to the education of our employees and have committed to provide our employees with a variety of learning opportunities, including, but not limited to, technical skill development, soft skills development, workplace conduct guidance, and IT security training.

Facilities

Our principal executive offices and headquarters are located in leased premises at 3343 Peachtree Road NE, Suite 750, Atlanta, Georgia, 30326, consisting of approximately 5,700 square feet. We also lease office space in Canada, located at 267 Richmond Rd, 3rd Fl., Ottawa, Ontario K1Z 6X3 and consisting of approximately 1,000 square feet. We believe that these facilities are generally suitable to meet our needs.

Seasonality and Inflation

We have typically experienced seasonality in the 4th quarter of the calendar year in our revenue and the related cost of cryptocurrency. We believe this trend is attributable to less business days in the quarter as a result of public holidays. Our costs of goods, services and labor and third-party services, have been impacted by the recent high inflationary environment. To date, we have been successful in managing these inflationary cost increases. There can be no assurance that our operating results will not continue to be affected by inflation in the future or that we will be successful in managing such cost increases.

Governmental Regulation

Currently, we operate in the U.S. and Canada in a complex and rapidly evolving regulatory environment and are subject to a wide range of laws, rules and regulations enacted by U.S. and Canadian federal, state, provincial, and local governments and regulatory authorities. At a high-level, this evolving regulatory environment currently is characterized by a heightened focus by regulators on the cryptocurrency industry and countering terrorist financing and anti-money laundering. The scope of laws, rules, and regulations that can impact our business, including many laws, rules, and regulations that were enacted prior to the creation of the digital financial system, are expansive and include certain of the requirements that apply to financial services, money transmission, privacy protection, cybersecurity, electronic payments, and securities and commodities regulation, as well as bespoke cryptocurrency laws that have been adopted in some jurisdictions. Notwithstanding the applicability of the above-described regulatory framework, currently we are not supervised or examined by any banking, securities or commodities regulator such as the Office of the Comptroller of the Currency, the Office of the Superintendent of Financial Institutions, the SEC, or the Commodity Futures Trading Commission.

We monitor changes to the regulatory environment closely and invest significant resources in our legal and compliance teams to ensure that we are able to design and maintain appropriate compliance systems and practices. However, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the digital financial system and related industries, require us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that regulators may disagree with our conclusions. New or changing laws and regulations, including changes to their interpretation or implementation, as well as our failure to appreciate that the laws and regulations apply to our business, could have a material adverse impact on our business, results of operations, and financial condition.

We regularly monitor official SEC releases and comments made by senior SEC officials, including Chairman Gensler, regarding the regulation of cryptocurrencies and related activities. Based on such statements, historical enforcement actions and existing regulations and laws, we have made the determination that our activities and the cryptocurrencies that we currently sell, which consists of only Bitcoin, do not subject us to SEC regulation (other than in connection with our status as a public company) and thus we believe we are not required to be registered with the SEC to support transactions which consist of only Bitcoin at our BTMs and via BDCheckout. We note that we have previously provided products and services related to Litecoin and Ethereum, however, based on a risk-based determination made after consideration of public statements by the SEC, historical enforcement actions, and existing regulations and laws in effect at the time, we have determined to limit our activities to Bitcoin only.

Anti-money laundering and counter-terrorist financing

We are subject to various anti-money laundering and counter terrorist financing laws, including the BSA in the U.S. and similar laws and regulations in Canada. In the U.S. as a money services business registered with the FinCEN, the BSA requires us to develop, implement, and maintain a risk-based anti-money laundering program, provide an anti- money laundering-related training program, report suspicious activities and transactions, comply with certain reporting and recordkeeping requirements, and collect and maintain information about our users. In addition, the BSA requires us to comply with certain user due diligence requirements as part of our anti-money laundering obligations, including developing risk-based policies, procedures, and internal controls reasonably designed to verify each user’s identity. We have implemented a compliance program designed to prevent our kiosks, products and services from being used to facilitate money laundering, terrorist financing, and other illicit activity in countries, or with persons or entities, included on designated lists issued by the OFAC, and equivalent foreign authorities. Our compliance program includes policies, procedures, reporting protocols, training and internal controls, and is designed to address legal and regulatory requirements as well as to assist us in managing business risks associated with money laundering and terrorist financing.

Money transmission and virtual currency business activity

In the U.S., we have obtained licenses to operate as a money transmitter, or the equivalent, in the states where we understand such licenses or equivalent are required to conduct our business. In addition, we have applied for a BitLicense from the NYDFS. As a licensed money transmitter, we are subject to a range of legal obligations and requirements including bonding, net worth maintenance, customer notice and disclosure, reporting and recordkeeping requirements, and obligations that apply to the safeguarding of third-party funds and crypto assets. In addition, the licensed entity within our corporate structure is subject to inspection and examination by the state licensing agencies and certain actions involving that entity, such as changes in controlling equity holders, board members, and senior management, may require regulatory approval.

Privacy and protection of user data

We are subject to a number of laws, rules, directives, and regulations relating to the collection, use, retention, security, processing, and transfer of personally identifiable information about our users and employees in the jurisdictions where we operate. We are subject to privacy and information safeguarding requirements under the Gramm-Leach-Bliley Act and the California Consumer Privacy Act in the U.S., as well as the Personal Information Protection and Electronic Documents Act in Canada, which impose certain privacy protections and require the maintenance of a written, comprehensive information security program.

Our business relies on the processing of personal data in many jurisdictions and the movement of data across state and national borders. As a result, much of the personal data that we process, which may include certain financial information associated with individuals, is regulated by multiple privacy and data protection laws and, in some cases, the privacy and data protection laws of multiple jurisdictions. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries, and other parties with which we have commercial relationships.

Regulatory scrutiny of privacy, data protection, cybersecurity practices, and the processing of personal data is increasing in the U.S. and around the world. Regulatory authorities are continuously considering numerous new legislative and regulatory proposals and interpretive guidelines that may contain additional privacy and data protection obligations. Any expansion or changes in the application of these privacy, data protection and cybersecurity laws or other regulatory requirements could increase our compliance costs and have a material adverse impact on our business, results of operations, and financial condition.

Consumer protection

The FTC, the CFPB, and other U.S. federal, state, and local and foreign regulatory agencies regulate business activities, including money transfer services related to remittance or user-to-user transfers. These agencies, as well as certain other governmental bodies, including state attorneys general, have broad consumer protection mandates and discretion in enforcing consumer protection laws, including matters related to unfair or deceptive, and, in the case of the CFPB, abusive, acts or practices, or Unfair, deceptive, or abusive acts and practices (“UDAAPs”), and they promulgate, interpret, and enforce rules and regulations that affect our business. The CFPB has enforcement authority to prevent an entity that offers or provides financial services or products to consumers in the United States from committing or engaging in UDAAPs, including the ability to engage in joint investigations with other agencies, issue subpoenas and civil investigative demands, conduct hearings and adjudication proceedings, commence a civil action, grant relief (e.g., limit activities or functions; rescission of contracts), and refer matters for criminal proceedings.

Additional regulatory developments

Various regulatory authorities continue to evaluate and implement laws, rules and regulations governing a wide variety of issues, including cryptocurrencies, identity theft, account management guidelines, disclosure rules, cybersecurity, marketing, ESG performance, transparency, and reporting, including requirements related to overall corporate ESG disclosures and climate-related financial disclosures which may impact our business. For an additional discussion on the impact of governmental regulation on our business, please see “Risk Factors” included in this Annual Report on Form 10-K.

Legal Proceedings

On January 13, 2023, Canaccord Genuity Corp. (“Canaccord”) commenced proceedings against Lux Vending, LLC and Bitcoin Depot Operating LLC (collectively, for purposes of this paragraph, “Lux Vending”) in the Ontario Superior Court of Justice (the “Canaccord Claim”). The Canaccord Claim asserts that Canaccord is entitled to $23.0 million in fees alleged to be payable for breach of contract upon the closing of an alleged transaction pursuant to a previously terminated engagement letter between Lux Vending and Canaccord under which Canaccord was to provide certain financial advisory services. The claim also seeks an award for legal and other costs relating to the proceeding. Lux Vending denies the allegations made against it and intends to vigorously defend against them. The range of potential loss related to the identified claim is between $0 and the $23.0 million, the amount of damages that Canaccord is seeking in the lawsuit. The additional costs mentioned in the claim are not able to be estimated at this time. Apart from the initial exchange of pleadings, as of December 31, 2023, no further steps have been taken in the proceeding.

We are also party to various other legal proceedings and claims in the ordinary course of our business. We believe these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Corporate Information

Our principal executive office is located at 3343 Peachtree Road NE, Suite 750, Atlanta, Georgia, 30326, which is where our records are kept and the principal business address for our executive officers. Our mailing address is 2870 Peachtree Road #327, Atlanta, Georgia, 30305 and our telephone number is (678) 435-9604.

Lux Vending, LLC was incorporated as a Georgia limited liability company on June 7, 2016. In connection with the Closing, Lux Vending, LLC merged with and into Bitcoin Depot Operating LLC, a Delaware limited liability Company, with Bitcoin Depot Operating LLC surviving the merger.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, operating results, financial condition, and future prospects could be materially and adversely affected. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence because they have been grouped by categories. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Summary of Risk Factors

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Related to our Business and Industry

•
Our transaction volume may be partially dependent on the prices of Bitcoin we sell, which can be volatile. If such prices decline, the volume of user transactions could decrease and our business, operating results, and financial condition would be adversely affected.
•
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
•
Our risk management efforts may not be effective, which could expose us to losses and liability and otherwise harm our business.
•
We obtain and process a large amount of sensitive user data. Any real or perceived improper use of, disclosure of, or access to such data could harm our reputation, as well as have an adverse effect on our business.
•
We face intense competition, and if we are unable to continue to compete effectively for any reason, our business, financial condition, and results of operations could be adversely affected.
•
Converting cash into cryptocurrency (and vice versa) involves risks, which could result in loss of user assets, user disputes and other liabilities, which could adversely impact our business.
•
Disputes with our users could adversely impact our brand and reputation and our business, operating results, and financial condition.
•
There are a number of risks associated with our non-U.S. operations that could adversely affect our business.
•
Our products and services may be exploited to facilitate illegal activity such as fraud, money laundering, gambling, tax evasion, and scams. If any of our users use our business to further such illegal activities, our business could be adversely affected.
•
If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products and services, our business, operating results, and financial condition may be significantly harmed.
•
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
•
Our strategy and focus on delivering high-quality, compliant, easy-to-use, and secure Bitcoin-related [GL1] services may not maximize short-term or medium-term financial results.
•
Any significant disruption in our kiosks or software, information technology systems, or any of the blockchain networks related to our business, could result in a loss of users or funds and adversely impact our brand and reputation and our business, operating results, and financial condition.
•
Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in Bitcoin and/or other cryptocurrency-related activities, or accept Bitcoin as payment, including financial institutions of investors in our securities, and we may be exposed to counterparty risk as a result.
•
Due to unfamiliarity and some negative publicity associated with cryptocurrency-related businesses, existing and potential users may lose confidence in cryptocurrency-related products and services, which could negatively affect our business.
•
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
•
Our business could be harmed if we are unable to accurately forecast demand for Bitcoin and to adequately manage our Bitcoin balances and kiosk inventory.
•
Cryptocurrency balances, including the cryptocurrency balances we maintain for our own account or cryptocurrency balances that may be maintained for us, and any investments in cryptocurrency, is subject to volatile market prices, impairment, and other risks of loss.
•
Our failure to safeguard and manage our 3rd party operators' crypto assets could adversely impact our business, operating results, and financial condition.
•
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

•
Cybersecurity threats continue to increase in frequency and sophistication; a successful cybersecurity attack could interrupt or disrupt our information technology systems or cause the loss of confidential or protected data which could disrupt our business, force us to incur excessive costs, cause reputational harm and adversely affect our business.
•
Litigation or investigations involving us, our agents or other contractual counterparties could result in material settlements, fines or penalties and may adversely affect our business, financial condition and results of operations.
•
Major bank failure or sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions, could adversely affect our business, financial condition and results of operations.
•
Our recent rapid growth, including in our transaction volume, may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
•
The further development and acceptance of cryptocurrency networks and other cryptocurrencies, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to predict and evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in us.
•
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations, our financial condition, and results of operations.
•
If we are unable to adequately protect our brands and the intellectual property rights related to our existing and any new or enhanced products and services, or if we infringe on the rights of others, our business, prospects, financial condition, and results of operations could be adversely affected.
•
BitAccess provides operating software to other BTM operators to run their machines, which could lead to access to information about the operations of our competitors, giving us an anti-competitive advantage that could result in a higher risk of litigation if sufficient controls are not in place.
•
We are subject to economic and geopolitical risk, business cycles, and the overall level of consumer, business and government spending, which could negatively affect our business, financial condition, results of operations, and cash flows.
•
We depend on major mobile operating systems and third-party platforms. If Google Play, the Apple App Store, or other platforms prevent users from downloading our mobile app, our ability to grow may be adversely affected.
•
If miners or validators of Bitcoin demand high transaction fees, our operating results may be adversely affected.
•
We rely on search engines, social networking sites, and other web-based platforms to attract a meaningful portion of our users, and if those search engines, social networking sites and other web-based platforms change their listings or policies regarding advertising, or increase their pricing or suffer problems, it may limit our ability to attract new users.
•
The nature of our business requires the application of complex financial accounting rules. If financial accounting standards undergo significant changes, our operating results could be adversely affected.

Risks Related to Government Regulation and Privacy Matters

•
Any failure to obtain or maintain necessary money transmission registrations and licenses could adversely affect our operations.
•
We are subject to an extensive and highly evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws, rules, and regulations could adversely affect our brand, reputation, business, operating results, and financial condition.
•
It may become illegal to acquire, own, hold, sell, or use Bitcoin or other cryptocurrencies, participate in blockchains or utilize cryptocurrencies in other countries, which would adversely affect us.
•
The theft, loss, or destruction of private keys required to access any Bitcoin may be irreversible. If we are unable to access our private keys or if we experience a hack or other data loss relating to our ability to access any Bitcoin, it could cause regulatory scrutiny, reputational harm, and other losses.
•
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

•
Our obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions may increase and we may be subject to inquiries, investigations, and enforcement actions by U.S. and non-U.S. regulators and governmental authorities, including those related to sanctions, export control, and anti-money laundering.
•
Complex and evolving U.S. and international laws, rules and regulation regarding privacy and data protection could result in claims, changes to our business practices, penalties, increased cost of operations, or otherwise harm our business.
•
We are subject to compliance with U.S. anti-money laundering laws, the Foreign Corrupt Practices Act and numerous laws and regulations. Failure to comply with these laws could result in material settlements, fines, penalties, and increased operating costs, all of which may adversely affect our business, financial condition and results of operations.
•
Future developments in tax laws or regulations regarding the treatment and reporting of cryptocurrencies for U.S. and foreign tax purposes could adversely impact our tax expense and liabilities, reporting obligations, liquidity, and business.
•
The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and results of operations.

Other categories of risk discussed in more detail below include risks related to third parties, our management and employees, our capital structure and our tax receivables agreement.

Risks Related to our Business and Industry

Our transaction volume may be partially dependent on the prices of Bitcoin we sell, which can be volatile. If such prices decline, the volume of user transactions could decrease and our business, operating results, and financial condition would be adversely affected.

We generate substantially all of our revenue from the cash paid by customers to purchase Bitcoin from our kiosks. The number of user transactions and our transaction volumes may be partially dependent on the prices of Bitcoin, as well as the associated demand for buying, selling and trading Bitcoin, which can be and historically have been volatile. If such prices decline, the number of user transactions or our transaction volumes could decrease. As such, any such declines, or any declines in the price of Bitcoin or market liquidity for cryptocurrency generally, may result in lower total revenue to us. For example, from January 1, 2020 through March 2024, the trading price of Bitcoin appreciated significantly, from a low of approximately $3,800 per Bitcoin in March 2020, to a high of approximately $73,750 per Bitcoin in March 2024. The price and trading volume of any cryptocurrency, including Bitcoin, is subject to significant uncertainty and volatility, depending on a number of factors, including:

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

We often rely not only on our own initiatives and innovations, but also on third parties, including some of our competitors, for the development of and access to new technologies and development of a robust market for these new products and technologies. Failure to accurately predict or to respond effectively to developments in our industry may significantly impair our business.

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

We obtain and process large amounts of sensitive data, including personal data related to our users and their transactions, such as their names, addresses, social security or tax identification numbers, copies of government-issued identification, facial recognition data (from scanning of photographs for identity verification), bank statements and transaction data. We face risks, including to our reputation, in the handling and protection of this data, and these risks will increase as our business expands, including through our acquisition of, and investment in, other companies and technologies. Federal, state, and international laws and regulations governing privacy, data protection, and e-commerce transactions require us to safeguard our users’, employees’, and service providers’ personal data.

We have administrative, technical, and physical security measures and controls in place and maintain an information security program. However, our security measures, or the security measures of companies we acquire, may be inadequate or breached as a result of third-party action, employee or service provider error, malfeasance, malware, phishing, hacking attacks, system error, trickery, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or otherwise, and, as a result, someone may be able to obtain unauthorized access to sensitive information, including personal data, on our systems. We could be the target of a cyber security incident, which could result in harm to our reputation and financial losses. Additionally, our users have been and could be targeted in cyber security incidents like an account takeover, which could result in harm to our reputation and financial losses. Additionally, privacy and data protection laws are evolving, and these laws may be interpreted and applied in a manner that is inconsistent with our data handling safeguards and practices that could result in fines, lawsuits, and other penalties, and significant changes to our business practices and products and services. Our future success depends on the reliability and security of our products and services. To the extent that the measures we or any companies we acquire have taken prove to be insufficient or inadequate, or to the extent we discover a security breach suffered by a company we acquire following the closing of such acquisition, we may become subject to litigation, breach notification obligations, or regulatory or administrative sanctions, which could result in significant fines, penalties, damages, harm to our reputation, or loss of users. If our own confidential business information or sensitive user information were improperly disclosed, our business could be adversely affected. Additionally, a party who circumvents our security measures could, among other effects, appropriate user information or other proprietary data, cause interruptions in our operations, or expose users to hacks, viruses, and other disruptions.

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

To own, transfer and use a cryptocurrency on its underlying blockchain network, a person must have a private and public key pair associated with a network address, commonly referred to as a “wallet.” Each wallet is associated with a unique “public key” and “private key” pair, each of which is a string of alphanumerical characters. Our mobile app allows our users to receive and transfer Bitcoin using an un-hosted digital wallet (which can be created by a user via our mobile app) or by inputting the information for any other digital wallet. Also, some blockchain networks may require additional information to be provided in connection with any transfer of Bitcoin to or from a user’s wallet. A number of errors can occur in the process of converting cash into or transferring Bitcoin by way of our mobile platform, such as typos, mistakes, or the failure to include the information required by the blockchain network. For instance, a user may incorrectly enter the desired recipient’s public key. Alternatively, a user may transfer Bitcoin to a wallet address that such user does not own, control, or hold the private keys to. In addition, each wallet address is only compatible with the underlying blockchain network on which it is created. For instance, a Bitcoin wallet address can only be used to send and receive Bitcoin. If any Ethereum or other cryptocurrency is sent to a Bitcoin wallet address, or if any of the foregoing errors occur, all of the user’s sent cryptocurrency will be permanently and irretrievably lost with no means of recovery. We have encountered and expect to encounter similar incidents with our users. Such incidents could result in user disputes, damage to our brand and reputation, legal claims against us, and financial liabilities, any of which could adversely affect our business.

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
•
there are cyber security incidents, employee or service provider misconduct or other unforeseen activities that cause losses to us or our users;
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

We had approximately $0.7 million and $0.5 million of cryptocurrency as of December 31, 2023 and December 31, 2022, respectively. The prices of cryptocurrencies have been highly volatile and may continue to be volatile in the future, including as a result of various associated risks and uncertainties. For example, the prevalence of cryptocurrency is a relatively recent trend, and the long-term adoption of cryptocurrency by investors, consumers, and businesses remains uncertain. The lack of a physical form, reliance on technology for creation, existence, and transactional validation, and decentralization may subject cryptocurrencies’ integrity to the threat of malicious attacks and technological obsolescence. We currently no longer hold any cryptocurrency as an investment, rather we only hold Bitcoin for operational purposes. To the extent the market value of the Bitcoin we hold continues to decrease relative to the purchase prices, our financial condition may be adversely impacted.

Moreover, cryptocurrencies are considered indefinite-lived intangible assets under applicable accounting rules, meaning that any decrease in its market value below our book value for such asset at any time subsequent to its acquisition will require us to recognize impairment charges, whereas we may make no upward revisions for any market price increases until a sale, which may adversely affect our operating results in any period in which such impairment occurs. We have recorded such impairment charges. If there are future changes in applicable accounting rules that require us to change the manner in which we account for our cryptocurrencies, there could be a material and adverse effect on our financial results and the market price of our Class A common stock.

Our failure to safeguard and manage our 3rd party operators' crypto assets could adversely impact our business, operating results, and financial condition.

We safeguard crypto assets on behalf of our third-party operators as defined by SAB 121.

We believe our policies, procedures, operational controls and controls over financial reporting, protect us from material risks surrounding the safeguarding of these assets and conflicts of interest. Our financial statements and disclosures, as a whole, are available through periodic filings on a quarterly basis, and compliant with annual audit requirements of Article 3 of Regulation S-X.

Any inability by us to maintain our safeguarding procedures, perceived or otherwise, could harm our business, operating results, and financial condition. Accordingly, we take steps to ensure third-party operator wallets are always secure. Third-party operator wallets are maintained in their own segregated wallet. We safeguard crypto assets using proprietary technology and operational processes. Crypto assets are not guaranteed by any government or government agency, however we have insurance against loss of these assets are insured under our insurance policy coverage as our own crypto assets for operational purposes.

Any material failure by us to maintain the necessary controls, policies, procedures or to manage the crypto assets we hold for our own operating purposes could also adversely impact our business, operating results, and financial condition.

Our security technology is designed to prevent, detect, and mitigate inappropriate access to our systems, by internal or external threats. We believe we have developed and maintained administrative, technical, and physical safeguards designed to comply with applicable legal requirements and industry standards. However, it is nevertheless possible that hackers, employees or service providers acting contrary to our policies, or others could circumvent these safeguards to improperly access our systems or documents, or the systems or documents of our business partners, agents, or service providers, and improperly access, obtain, misuse third-party operator crypto assets and funds. The methods used to obtain unauthorized access, disable, or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. Our ability to maintain insurance is also subject to the insurance carriers’ ongoing underwriting criteria. Any loss of third-party operators' crypto assets could result in a subsequent lapse in insurance coverage, which could cause a substantial business disruption, adverse reputational impact, inability to compete with our competitors, and regulatory investigations, inquiries, or actions. Additionally, transactions undertaken through our websites or other electronic channels may create risks of fraud, hacking, unauthorized access or acquisition, and other deceptive practices. Any security incident resulting in a compromise of third-party operator cryptocurrency assets could result in substantial costs to us and require us to notify impacted operators, and in some cases regulators, of a possible or actual incident, expose us to regulatory enforcement actions, including substantial fines, limit our ability to provide services, subject us to litigation, significant financial losses, damage our reputation, and adversely affect our business, operating results, financial condition, and cash flows.

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

Regulatory and judicial proceedings and potential adverse developments in connection with ongoing litigation may adversely affect our business, financial condition and results of operations. There may also be adverse publicity associated with lawsuits and investigations that could decrease third-party and consumer use and acceptance of our products and services. Additionally, our business may be the subject of class action lawsuits including securities litigation, regulatory actions and investigations and other general litigation. The outcome of class action lawsuits, including securities litigation, regulatory actions and investigations and other litigation is difficult to assess or quantify but may include substantial fines and expenses, as well as the revocation of required authorizations, registrations or licenses or the loss of approved status, which could have a material adverse effect on our business, financial position, and results of operations or users’ confidence in our business. Plaintiffs or regulatory agencies in these lawsuits, actions or investigations may seek recovery of very large or indeterminate amounts, and the magnitude of these actions may remain unknown for substantial periods of time. The cost to defend or settle future lawsuits or investigations may be significant. In addition, improper activities, lawsuits or investigations involving third parties may adversely impact our business operations or reputation even if we are not directly involved.

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
•
in the event of a major bank failure or other adverse financial event impacting where our cash, cash equivalents and interest-bearing deposits are held, we could face major risks to the recovery of such deposits. As of December 31, 2023, approximately $1.6 million of our $29.8 million in cash, cash equivalents and interest-bearing deposits was not subject to insurance protection against loss or was in excess of the deposit insurance limits at banks;
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

Our revenue was approximately $689.0 million in 2023 and $646.8 million in 2022. We have recently experienced significant growth in our transaction volume from the years ended December 31, 2022 to December 31, 2023. However, even if our transaction volume continues to increase, we expect that our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business, new entrants into the market and the maturation of the BTM operator industry. Overall growth of our transaction volume depends on a number of factors, and we may not successfully accomplish our objectives, which makes it difficult for us to forecast our future operating results. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain or grow transaction volumes, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. Additionally, if we fail to address the risks and difficulties that we face, including those associated with the factors listed above as well as those described elsewhere in this “Risk Factors” section, our growth rate will be adversely affected. You should not rely on our results for any prior quarterly or annual periods as any indication of our future transaction volumes or revenue growth.

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

BitAccess provides operating software to third-party BTM operators to run their machines, which could lead to access to information about the operations of our competitors, giving us an anti-competitive advantage that could result in a higher risk of litigation if sufficient controls are not in place.

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

The nature of our business requires the application of complex financial accounting rules. If financial accounting standards undergo significant changes, our operating results could be adversely affected.

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, on March 31, 2022, the staff of the SEC issued Staff Accounting Bulletin No. 121, or SAB 121, which represents a significant change regarding how a company safeguarding crypto assets held for its platform users reports such crypto assets on its balance sheet and requires retrospective application as of January 1, 2022. Moreover, recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. Further, there has been limited precedent for the financial accounting of crypto assets and related valuation and revenue recognition. Currently, we account for the crypto assets we hold for operating purposes as intangible assets with indefinite useful lives, which requires us to measure these crypto assets at cost less impairment. As a result of the high volatility in the crypto economy and of crypto asset prices, which may continue to experience significant declines, we may continue to record impairment charges on the crypto assets we hold in a particular period.

In December 2023, the FASB issued Accounting Standards Update No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (ASU 2023-08): Accounting for and Disclosure of Crypto Assets, which represents a significant change in how entities that hold crypto assets will account for certain of those holdings. ASU 2023-08 will require us to measure crypto assets that meet the scope criteria at fair value and to reflect changes in fair value in net income each reporting period. The amendments in ASU 2023-08 will also require us to present crypto assets measured at fair value separately from other intangible assets on the balance sheet and changes in the fair value measurement of crypto assets separately from changes in the carrying amounts of other intangible assets on the income statement. The amendments in ASU 2023-08 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted.

Uncertainties in or changes to regulatory or financial accounting standards could result in the need to change our accounting methods and restate our financial statements and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and more generally impact our business, operating results, and financial condition.

Risks Related to Government Regulation and Privacy Matters

Any failure to obtain or maintain necessary money transmission registrations and licenses could adversely affect our operations.

We currently operate in states where we have obtained the requisite licenses to the extent that the laws and regulations of such states clearly indicate that a license is required or where state regulators have advised us that we need a license to operate. In the U.S., we are registered as a money services business with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”) and are currently also licensed to operate as a money transmitter in Alabama, Alaska, Arkansas, Connecticut, Florida, Georgia, Iowa, Louisiana, Nevada, New Mexico, Ohio, Rhode Island, Vermont, Washington, Puerto Rico, and the District of Columbia. In Canada, we are registered with the Financial Transactions and Reports Analysis Centre of Canada ("FINTRAC") as a money services business. We have applied for a BitLicense from the New York State Department of Financial Services and have money transmitter license applications pending in Arizona, Delaware, Illinois, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Missouri, North Carolina, North Dakota, Oklahoma, Pennsylvania and Tennessee. We also currently operate in states where we do not believe we are required, or have been informed by the relevant jurisdiction that we are not required, to obtain money transmitter licenses or any other required licenses. This belief is based on our analysis of the applicable laws and regulations and/or our communications with the regulators in the relevant jurisdiction. We plan to apply for money transmitter or virtual currency licenses or their equivalents in additional jurisdictions as needed. As we obtain additional licenses, we may be required to bear ongoing costs to comply with the requirements of the additional states or jurisdictions. If our licenses are not renewed, we are denied licenses in additional states or jurisdictions where we choose to apply for a license, or jurisdictions that have previously not required a license require a license in the future, we could be forced to seek a license or change our business practices.

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

Bitcoin is generally accessible only by the possessor of the unique private key relating to the digital wallet in which the Bitcoin is held. While blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be safeguarded and kept private to prevent a third-party from accessing the Bitcoin held in the applicable wallet. To the extent that any of the private keys relating to our wallets containing Bitcoin held for our own account or our users’ private keys relating to their un-hosted wallets is lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, we or our users will be unable to access the Bitcoin held in the related wallet. Further, we cannot provide assurance that our or our users’ wallets will not be hacked or otherwise compromised. Cryptocurrency and blockchain technologies have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or any hack or other compromise of, digital wallets used to store our users’ Bitcoin could adversely affect our users’ ability to access or sell their Bitcoin, as well as result in loss of user trust in us. As such, any loss of private keys due to a hack, employee or service provider misconduct or error, or other compromise by third parties could hurt our brand and reputation, result in significant losses, and adversely impact our business. The balance in Bitcoin Depot’s hot wallets as of December 31, 2023 and 2022, was approximately $0.7 million. The average balance in Bitcoin Depot’s hot wallets during the year ended December 31, 2023 and 2022, was $0.6 million and $0.3 million, respectively.

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

For example, in Connecticut, Substitute House Bill 6752 concerns digital assets, authorizes the state banking commissioner to adopt, amend and rescind regulations, forms and orders governing the business use of digital assets, defines virtual currency address, virtual currency kiosk and virtual currency wallet, and establishes certain requirements applicable to owners or operators of virtual currency kiosks. Additionally, on October 13, 2023, Governor Newsom signed the California Digital Financial Assets Law and Senate Bill 401, which together will regulate virtual currency activities within the state when the laws become fully effective on July 1, 2025 with some provisions becoming effective beginning January 1, 2024. Although the governor has acknowledged that certain aspects of the laws are ambiguous, these pending additions to the California Financial Code aim to regulate digital financial asset transaction kiosks (a “crypto kiosk”), including by imposing the following: (i) for operators that permit customers to maintain fiat currency balances, limiting to $1,000 per day the amount of funds that the operator can accept from, or dispense to a California resident at its crypto kiosks effective January 1, 2024; (ii) limiting the direct and indirect charges an operator may collect from a customer for a single transaction to the greater of $5 or 15% of the dollar equivalent of the digital assets involved in the transaction effective January 1, 2025; (iii) requiring that specific information (including the amount of fees, expenses and charges, as well as any spread between the dollar price of the digital asset charged to the customer and the dollar price for that asset listed by a digital asset exchange) be disclosed both prior to a transaction and on transaction receipts printed by crypto kiosks following the transaction, effective January 1, 2025; and (iv) requiring operators to provide the California Department of Financial Protection and Innovation (the “DFPI”) with a list of all locations of the crypto kiosks that the operator owns, operates or manages in California, which the DFPI would publish on the DFPI’s website effective July 1, 2025. Although we believe we will be able to comply with the new California laws (as well as similar laws in New York state) when it becomes effective, final regulations have not yet been published and may prove to be more challenging than expected for compliance.

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

We are actively monitoring the situation in Ukraine and assessing its impact on our business. To date we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations. We are unable to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. Any of the above mentioned factors could affect our business, financial condition and results of operations. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

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

For the year ended December 31, 2023 and 2022, we derived approximately 27% and 32.0%, respectively, of our total revenue from kiosks placed at the locations of our largest retail partner, Circle K, under individual corporate and franchisee lease agreements.

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

As of December 31, 2023, our total indebtedness, excluding unamortized debt discounts and debt issuance costs of $3.2 million, was $24.3 million, including the accrual for the current note payable exit fee. In connection with the consummation of the Merger, we amended and restated our existing credit agreement, which provided BT OpCo with a $20.8 million term loan. We may also incur significant additional indebtedness in the future. See Note 25 - Subsequent Events in Item 8 of this Annual Report on Form 10-K.

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

The market price of our Class A common stock could be subject to wide fluctuations in response to the risk factors described in this Annual Report on Form 10-K and others beyond our control, including:

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

The exercise price for each Warrant is $11.50 per share, subject to adjustment, which is greater than the market price of our Class A common stock, which was $1.90 per share based on the closing price on March 28, 2024. There can be no assurance that the Warrants will be “in the money” prior to their expiration and, as such, the Warrants may expire worthless.

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

The Amended and Restated Charter authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. On June 30, 2023, in connection with the closing of the Merger, we issued 4,300,000 shares of Series A Preferred Stock in a private placement to entities affiliated with Shaolin in connection with the previously announced PIPE Financing. As of December 31, 2023, 825,000 shares of Series A Preferred Stock have been converted into Class A common stock. Although the Series A Preferred Stock do not carry voting rights (other than in relation to amendments to the certificate of designation itself or as required by the DGCL), the terms of one or more additional classes or series of preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A common stock.

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

The Company has identified material weaknesses in its internal control over financial reporting. If it is unable to develop and maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence and materially and adversely affect its business and operating results, and it may face litigation as a result.

In connection with the preparation of the Company's consolidated financial statements as of December 31, 2022, management of the Company identified material weaknesses in its internal control over financial reporting. The material weaknesses had not been remediated as of December 31, 2023 and additional material weaknesses have been identified as of December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The material weaknesses identified related to (i) the fact that the Company did not have formalized system of internal control over financial reporting in place to ensure that risks are properly assessed, controls are properly designed and implemented and internal controls are properly monitored and functioning, (ii) the Company's reliance on IT systems and the use of service organizations to initiate, process, and record transactions, for which it did not evaluate or test the respective control objectives and data provided by the service organizations, and did not maintain a sufficient complement of formally documented general IT controls over access, segregation of duties, security, and change management, (iii) the Company’s lack of technical accounting resources to analyze and apply technical accounting considerations, (iv) the Company having insufficient controls in place to prevent potential unauthorized activity related to cryptocurrencies, and (v) ineffective reconciliation controls over cash in transit. Management of the Company has concluded that these material weaknesses arose because, as a private company, the Company did not have the necessary business processes, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

Effective internal controls are necessary to provide reliable financial reports and prevent fraud, and material weaknesses could limit the ability to prevent or detect a misstatement of accounts or disclosures that could result in a material misstatement of annual or interim financial statements. To address the material weaknesses, the Company will need to add personnel as well as implement additional financial reporting processes. Management of the Company intends to continue to take steps to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting personnel, further enhancing their accounting processes, and by monitoring the respective controls. Management will not be able to fully remediate these material weaknesses until these steps have been completed and the controls have been operating effectively for a sufficient period of time. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects or that the actions that management may take in the future will be sufficient to remediate the control deficiencies that led to the material weaknesses in the Company’s internal control over financial reporting or that they will prevent or detect potential future material weaknesses. The Company’s current controls and any new controls that management develops may become inadequate because of changes in conditions in the business and weaknesses in disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm the operating results or cause the Company to fail to meet the reporting obligations and may result in a restatement of the Company’s financial statements for prior periods.

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

We are classified as an “emerging growth company” under the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation. We will remain an emerging growth company for up to five years (until January 1, 2027), although we will lose that status sooner if we have more than $1.235 billion of revenues in a fiscal year, have $700.0 million or more in market value of Class A common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

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

We regularly review key business metrics, including installed kiosks, returning user transaction count, median transaction size and BDCheckout locations, and other measures to evaluate growth trends, measure our performance, and make strategic decisions. These key metrics are calculated using internal company data based on the activity we measure (and may be compiled from multiple systems) and have not been validated by an independent third-party. While these numbers are based on what we believe at the time to be reasonable estimates for the applicable period of measurement, there are inherent challenges in such measurements. If we fail to maintain an effective analytics platform, our key metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. We regularly review our processes for calculating these metrics, and from time to time we make adjustments to improve their accuracy. Additionally, certain of our key business metrics are measured at a point in time and as our products and internal processes for calculating these metrics evolve over time, a previously reported number could fluctuate. We generally will not update previously disclosed key business metrics for any such inaccuracies or adjustments that are immaterial.

If our estimates or judgment relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve the identification and evaluation of tax positions and valuation of embedded derivatives, among others. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of analysts and investors, resulting in a decline in the trading price of the Class A common stock.

The nature of our business requires the application of complex financial accounting rules. If financial accounting standards undergo significant changes, our operating results could be adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Identifying, assessing, and managing material risks associated with “cybersecurity threats,” as such term is defined in Item 106(a) of Regulation S-K, is important to Bitcoin Depot. Among the risks we strive to address and mitigate are the disruption of our business operations and the loss of personal and confidential data due to cybersecurity incidents, fraud, or extortion.

We integrate the identification, assessment, and management of cybersecurity risks into our overall risk management systems and processes. We detect and address such risks from cybersecurity threats in several ways, including through third-party assessments, internal governance, risk and compliance, participation in industry groups to obtain intel, IT audits, and IT security reviews. To protect against, detect, and respond to cybersecurity incidents, we, among other things, leverage intrusion prevention and detection systems, perform penetration testing, conduct employee training, monitor emerging laws and regulations related to data protection and information security, and implement appropriate changes to comply with the identified emerging laws and regulations. To effectuate these processes, we regularly engage third-party auditors and advisors to assess our cybersecurity programs and ensure compliance with applicable guidelines, standards, and industry best practices.

Senior management, including our Bitcoin Depot’s Chief Technology Officer, Chief Information Security Officer, Cybersecurity Operations Director, Chief Financial Officer and General Counsel are responsible for implementing these security measures, as well as being involved in all aspects of cybersecurity incident response and data breach management processes. Bitcoin Depot’s incident management plan provides a roadmap for responding to and categorizing incidents. Bitcoin Depot’s IT and cybersecurity teams collaborate with other company stakeholders to develop strategies for mitigating and responding to identified cybersecurity events.

Our cybersecurity threat and risk management processes also involve assessing third-party risks. We maintain a Vendor Management Policy pursuant to which we assign a risk rating and assess third-party risks by conducting cybersecurity due diligence on our vendors, suppliers, and other entities with whom we do business. Due diligence includes, as appropriate, either requiring proof of security standard compliance or satisfactory responses to our Vendor Assessment Security Questionnaire. We also evaluate the cyber practices of, and cybersecurity risks associated with, the engagement of third-party service providers, including when we negotiate cybersecurity and data privacy contract terms, such as those relating to information security and audit rights.

Although we constantly evaluate cyber risks, we are unaware of any prior cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial conditions.

Cybersecurity Governance

Our Board of Directors and management prioritize cybersecurity. Although our full Board of Directors is generally responsible for cybersecurity risk management, it has assigned principal oversight responsibility of risks from cybersecurity threats to our Audit Committee. As described above, management is also responsible for assessing and managing risks from cybersecurity threats, and designated management personnel, including our Chief Technology Officer, Chief Information Security Officer, Cybersecurity Operations Director, Chief Financial Officer and General Counsel and Corporate Secretary meet quarterly as a Risk Committee to determine cybersecurity matters to be shared with the Audit Committee. The Risk Committee provides the Audit Committee updates on such matters on at least a quarterly basis. The Audit Committee reports cybersecurity risks to the full Board during quarterly meetings.

The members of senior management involved in managing our material risks from cybersecurity threats, including our Chief Technology Officer, Chief Information Security Officer, Cybersecurity Operations Director, Chief Financial Officer and General Counsel and Corporate Secretary are experienced in data security matters and financial reporting matters. Our Chief Information Security Officer has more than 20 years of experience in information technology and has served in multiple technology executive roles, including security-compliance-related roles and holds a degree in Computer Information Systems from Harding University. Our Chief Technology Officer holds a computer science degree and Master of Engineering in Computer Science from Massachusetts Institute of Technology and has held engineering roles in multiple financial technology companies. Our Cybersecurity Operations Director holds a Master of Science degree in computer engineering as well as a Master of Science degree in information assurance, both from Iowa State University. He has led the security operations centers for large, global data management software company, as well as a large payment processing company. Additionally, he has led audits and penetration tests as the senior manager of a consulting company. Prior to entering into the private sector, he served as a police officer where he was a detective, specializing in computer crimes and forensics. Our Chief Financial Officer has over 30 years of experience in financial statement reporting and auditing. Our General Counsel has significant experience advising on cybersecurity matters and data protection matters and building out cybersecurity and data privacy compliance program across business lines in the financial services industry.

Item 2. Properties

Our principal executive offices and headquarters are located in leased premises at 3343 Peachtree Road NE, Suite 750, Atlanta, Georgia, 30326, consisting of approximately 5,700 square feet. We also lease office space in Canada, located at 267 Richmond Rd, 3rd Fl., Ottawa, Ontario K1Z 6X3, consisting of approximately 1,000 square feet. We believe that these facilities are suitable to meet our needs.

Item 3. Legal Proceedings

On January 13, 2023, Canaccord Genuity Corp. (“Canaccord”) commenced proceedings against the Company by filing a claim with the Superior Court of Justice in Toronto, Ontario which named Bitcoin Depot as the defendant. Canaccord is a financial services firm in Canada that the Company previously had hired to perform advisory services related to a potential initial public offering in Canada or sales transaction. The claim asserts that Bitcoin Depot breached the contract by terminating the contract to avoid paying fees for their services and that Canaccord is entitled to $22.3 million in damages equivalent to the fees alleged to be payable for breach of contract that would have been owed upon the closing of a transaction to acquire control, the sale of substantially all the Company’s assets, or a merger transaction pursuant to the previously terminated engagement letter for advisory services. Canaccord proposes that the amount of fees would be calculated on the total cash transaction value of the business combination of $880.0 million. The claim also seeks an award for legal and other costs relating to the proceeding. On October 25, 2023, Canaccord amended its claim against the Company to increase the demand amount to $23.0 million which is an additional $0.7 million. Canaccord did not present evidence or statements to support the reason for the increased demand amount. In March 2024, the Canaccord matter moved into the discovery phase.

We are also party to various other legal proceedings and claims in the ordinary course of our business. We believe these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. See Note 24 - Commitments and Contingencies in Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A common stock currently trades on the Nasdaq Capital Market under the symbol “BTM”.

Our Warrants currently trade on the Nasdaq Capital Market under the symbol “BTMWW”.

No other classes of our equity securities are listed or traded on any stock exchange.

Holders of Record

As of, April 9, 2024, there were 43 registered holders of record of our Class A common stock and 9 registered holders of record of our Class B common stock. As of the filing date, there were 24 registered holders of record of our listed Warrants. Since many of our shares of Class A common stock and Warrants are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have not paid any cash dividends on the Class A common stock to date (or any other outstanding class of common stock). As a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries. We may retain future earnings, if any, in order to pursue our business plan, cover operating costs and otherwise remain competitive. Any decision to declare and pay dividends in the future will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board of directors may deem relevant. In addition, under Delaware law, our board of directors may declare dividends only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then-current and/or immediately preceding fiscal year. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur.

Holders of our Class A Preferred stock would participate in any dividend declared on our Class A common stock on an as converted basis.

Stock Performance Graph

N/A

Issuer Purchases of Equity Securities

On September 22, 2023, the Company announced that its Board of Directors authorized a share repurchase program providing for repurchases of up to $10 million of the Company’s outstanding Class A common stock through June 30, 2024. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions, including through entry into 10b5-1 trading plans. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations, debt agreement limitations, and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. The Company purchased 120,644 shares of our Class A common stock during the three months ended December 31, 2023 and for the fiscal year ended December 31, 2023 on the open market. The following table provides information regarding purchases of our securities made by us for the quarter ended December 31, 2023.

SHARE REPURCHASES AND DIVIDENDS

Following are our monthly share repurchases for the fourth quarter of fiscal year 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
2023
October	—	$—	—	—
November	44,842	$2.27	44,842	9,898,209
December	75,802	$2.31	75,802	9,723,106

Item 6.

[Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “Bitcoin Depot” refer to Bitcoin Depot Inc. and its consolidated subsidiaries.

Business Overview

Bitcoin Depot owns and operates the largest network of Bitcoin ATMs (“BTMs”) across North America where customers can buy and sell Bitcoin. Bitcoin Depot helps power the digital economy for users of cash.

Our mission is to bring Crypto to the Masses™. Digital means and systems dominate the way that consumers send money, make purchases, and invest; however, many people continue to utilize cash as their primary means of initiating a transaction, either as a necessity or as a preference. These individuals have largely been excluded from the digital financial system and associated technological advancements in our global and digitally interconnected society. Bitcoin Depot’s simple and convenient process to convert cash into Bitcoin via our BTMs and feature-rich mobile app enables not only these users, but also the broader public, to access the digital financial system.

As of December 31, 2023, our offerings included approximately 6,300 BTMs in retailer locations throughout the U.S. and Canada, our BDCheckout product, which is accepted at approximately 5,700 retail locations, and our mobile app. We maintain a leading position among cash-to-Bitcoin BTM operators in the U.S. and Canada.

Kiosk Network and Retailer Relationships

Bitcoin Depot operates a network of kiosks that allow users to purchase Bitcoin with cash and with respect to 29 kiosks allows them to sell us Bitcoin for cash. Upon using a Bitcoin Depot kiosk for the first time, users will be prompted to provide certain information for account creation and verification. Users are required to select from three ranges of cash amounts to be inserted in the kiosk for purchasing Bitcoin. The user then provides the address of their digital wallet by scanning a QR code or manually inputting their unique wallet address; the user can create and use a Bitcoin Depot-branded wallet (un-hosted and non-custodial), or their own other existing digital wallet. Cash is then inserted by the user into the kiosk, and the kiosk will confirm the dollar amount and other details of the transaction, including quantity of Bitcoin being purchased. Once the transaction is complete, the Bitcoin is electronically delivered to the user’s digital wallet and the user is provided with a physical receipt as well as a receipt via SMS text.

Bitcoin Depot’s largest BTM deployment as of December 31, 2023 is with Circle K, a convenience store chain of over 9,000 stores in North America and over 4,800 stores in Europe and other international markets. We are the exclusive provider and operator of BTMs for Circle K in the U.S. and Canada, and as of December 31, 2023, we have installed our BTMs in approximately 1,300 Circle K stores. We also have kiosks deployed in other convenience stores, gas stations, grocery stores, pharmacies, and shopping malls.

Cryptocurrencies

Our revenues, $689.0 million and $646.8 million for the year ended December 31, 2023 and 2022, respectively, have not been correlated to the price of Bitcoin historically, even in light of volatile Bitcoin prices. For example, our revenue for the year ended December 31, 2023 grew by 6.5% year-over-year, while the market price of Bitcoin increased by 155% during the same period. Based on our own user surveys, a majority of our users use our products and services for non-speculative purposes, including money transfers, international remittances, and online purchases, among others.

We use a sophisticated Bitcoin management process to reduce our exposure to volatility in Bitcoin prices by maintaining a relatively low balance (typically less than $0.8 million) of Bitcoin at any given time, which we believe differentiates us from our competition. Our typical practice is to purchase Bitcoin through a liquidity provider such as Cumberland DRW or Abra. We replenish our Bitcoin only through purchases from leading Bitcoin liquidity providers and do not engage in any mining of Bitcoin ourselves. Our sophisticated replenishment process enables us to satisfy our users’ Bitcoin purchases with our own Bitcoin holdings yet maintain relatively small balances of Bitcoin to effectively manage our principal risk. There are two main components of the working capital required in our operations. On the Bitcoin side, we maintain Bitcoin in our hot wallets to fulfill orders from users while we are automatically placing orders with liquidity providers and exchanges to replenish the Bitcoin we have sold to users. The second component to working capital is the cash that accumulates in the BTM kiosks. As users insert cash into the BTM kiosks, cash accumulates until armored carriers collect the cash and process it back to our bank accounts. While not required, we typically maintain a variable level of cash in the BTM kiosks at all times. As of December 31, 2023, cash in the BTM kiosks was approximately 21.2% of average monthly revenues.

BitAccess and BDCheckout

In July 2021, we acquired BitAccess, and in the second quarter of 2022, we launched BDCheckout. BitAccess added new software features to our BTMs and positions us to service new channels of users while eventually having full control over our own software capabilities. All of our BTMs use the BitAccess software. The acquisition also diversified our revenue streams into software offerings and generated significant savings in transaction processing fees and reduced other operating expenses. BitAccess revenues from third-party customers from the date of acquisition have not been material and the launch of BDCheckout has not yet had a meaningful impact on our results of operations.

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
•
A restructuring was consummated, consisting of (a) the merger of BT OpCo with and into a newly-formed Delaware limited liability company known as “Bitcoin Depot Operating LLC”, with Bitcoin Depot Operating LLC surviving the merger and (b) the formation of BT HoldCo LLC (“BT HoldCo”) and contribution of all of BT Assets’ equity in BT OpCo to BT HoldCo, pursuant to which BT HoldCo issued BT HoldCo Common Units, BT HoldCo Preferred Units and BT HoldCo Earnout Units to BT Assets; (ii) we paid cash to BT Assets in exchange for certain BT HoldCo Common Units; (iii) we contributed (a) cash to BT HoldCo in exchange for BT HoldCo Common Units, (b) warrants issued by BT HoldCo to purchase a number of BT HoldCo Common Units equal to the number of shares of Class A common stock that may be purchased upon the exercise in full of all warrants of GSRM outstanding immediately after the closing of the Merger and (c) a number of BT HoldCo Earnout Units equal to the number of newly issued shares of Class E common stock issued to Sponsor; (iv) Sponsor exchanged all shares of Class B common stock for newly issued shares of Class A common stock and Class E common stock, subject to the terms of conversion or forfeiture and cancellation set forth in that certain Sponsor Support Agreement, dated as of August 24, 2022, by and among Sponsor, GSRM and BT Assets, as amended by the First Amendment to the Sponsor Support Agreement, dated as of June 7, 2023; (v) BT Assets was issued 44,100,000 newly issued shares of high vote Class V common stock, convertible at BT Assets’ election into Class A common stock; and (vi) we issued 500,000 shares of Class A common stock under the Incentive Plan to the Chief Executive Officer of the Company; and
•
upon the execution and delivery to BT OpCo and GSRM of Phantom Equity Award Termination Agreements by the holders of Phantom Equity Awards (as defined in the Phantom Plan) outstanding immediately prior to the closing of the Merger were converted into the right to receive, in aggregate cash payments in an amount equal to $350,000 and 35,000 restricted stock units, which vest quarterly over one year from the date of grant.

Regulatory Environment

We operate internationally and in a rapidly evolving regulatory environment characterized by a heightened focus by regulators globally on all aspects of the payments industry, including countering terrorist financing, anti-money laundering, privacy, cybersecurity, and consumer protection. The laws and regulations applicable to us, including those enacted prior to the advent of digital payments, are continuing to evolve through legislative and regulatory action and judicial interpretation. New or changing laws and regulations, including changes to their interpretation and implementation, as well as increased penalties and enforcement actions related to non-compliance, could have a material adverse impact on our business, results of operations, and financial condition. See “Governmental Regulations” and “Legal Proceedings” in Part I, Item I.

Key Business Metrics

We monitor and evaluate the following key business metrics to measure performance, identify trends, develop and refine growth strategies and make strategic decisions. We believe these metrics and measures are useful to facilitate period-to-period comparisons of our business, and to facilitate comparisons of our performance to that of our competitors.

Our key metrics are calculated using internal company data based on the activity we measure on our platform and may be compiled from multiple systems. While the measurement of our key metrics is based on what we believe to be reasonable methodologies and estimates, there are inherent challenges and limitations in measuring our key metrics. The methodologies used to calculate our key metrics require judgment and we regularly review our processes for calculating these key metrics, and from time to time, we may make adjustments to improve their accuracy or relevance.

	Three Months Ended
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
	2023				2022				2021				2020
Installed kiosks (at period end)	6,334	6,404	6,351	6,441	6,530	6,787	6,955	6,711	6,220	4,520	2,811	1,859	1,061	671	159	127
Returning user transaction count	8.3	9.1	9.2	10.0	10.5	11.2	11.5	11.9	12.3	11.5	11.8	12.2	12.0	12.3	14.0	13.8
Median kiosk transaction size (in $)	200	200	200	200	200	180	170	176	168	160	160	140	140	100	70	90
BDCheckout locations (at period end) (1) (3)	5,681	5,681	5,195	2,754	8,661	8,661	8,395	—	—	—	—	—	—	—	—	—
Kiosks held with logistics providers (2)	898	842	981	891	795	—	—	—	—	—	—	—	—	—	—	—

(1)
BDCheckout was launched in the second quarter of 2022.
(2)
Kiosks held with our logistic providers or in-transit to new locations, which we believe will result in higher transaction volume and revenue once deployed.
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

Returning User Transaction Count

We believe this metric provides us an indicator of user retention and our competitive advantage relative to our peers, as well as the trajectory of adoption of cryptocurrency, and allows us to make strategic decisions. We define returning user transaction count as the average number of aggregate transactions completed at any kiosk in the four quarters trailing the quarter in which a given user’s first transaction occurred, measured only for users who complete more than one transaction. For example, as of December 31, 2023, users who first transacted at one of our kiosks during the three months ended December 31, 2022 and who subsequently completed a second transaction completed an average of 8.3 transactions over the twelve months following their initial transaction.

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

Components of Results of Operations

Revenue

We generate substantially all of our revenue from the cash paid by customers to purchase Bitcoin from our kiosks. For example, approximately 99.9% of our revenue in the year ended December 31, 2023 was derived from the sale of our cryptocurrency, including the markup at which we sell cryptocurrency to users (which can vary between BDCheckout and BTM kiosks) and a separate flat transaction fee. These user-initiated transactions are governed by terms and conditions agreed to at the time of each point-of-sale transaction and do not extend beyond the transaction.

For the periods presented, the markup percentage for BTM kiosk transactions ranged between 15% and 31%, of the USD amount of the transaction with such markup rates historically having been, and continuing to be, subject to fluctuation as a result of our ongoing price strategy testing. The markup percentage for BDCheckout transactions has been 15% since inception/rollout of such transaction type in 2023. Finally, the Company receives a commission as a percentage for our website transactions which was 12.0% through December 31, 2023. Markup percentages are determined by examining user transaction patterns in various geographic locations, based on ongoing markup rate testing, with the ultimate aim of optimizing profitability, growth and user base.

For each Bitcoin transaction on our kiosks or utilizing BDCheckout, the cryptocurrency price displayed to users includes the exchange rate at which we sell Bitcoin to users as well as a separate flat transaction fee. As of the date of this Annual Report on Form 10-K, we charge (i) a flat $3.00 fee on all transactions at BTM kiosks, which generally corresponds to the costs underlying such transactions and (ii) a flat $3.50 fee on BDCheckout transactions, which is what our payment provider charges us to facilitate transactions using their network.

We support the purchase of Bitcoin from users at only 29 kiosks, or less than 1.0% of our total kiosks as of December 31, 2023, and currently do not have plans to expand the ability of our users to sell Bitcoin to us in exchange for cash. We charge the same fees on Bitcoin we purchase from users via our kiosks as we do for Bitcoin we sell to users at our kiosks.

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

Our costs associated with a BDCheckout transaction are lower than costs associated with a BTM transaction, primarily due to significantly greater operating expenses associated with the BTMs, including cash collection fees and short-term lease payments to the retail locations where the kiosks are placed. However, the profitability of the two services is similar because of the higher markup that Bitcoin Depot applies to BTM transactions to support the higher costs associated therewith.

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

Other (expense) income

Other (expense) income includes interest expense, expenses associated with the PIPE transaction, the impact of lease modifications, and gains and losses on foreign currency transactions.

Interest expense. Interest expense consists primarily of the interest expense on our borrowings and our finance leases.

Results of Operations

Comparison between Year Ended December 31, 2023 and Year Ended December 31, 2022

The following table sets forth selected historical operating data for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022	$ Change	% Change

Statements of Income and Comprehensive Income (Loss) information:
Revenue	$688,967	$646,830	$42,137	6.5%
Cost of revenue (excluding depreciation and amortization reported separately below)	587,938	574,535	13,403	2.3%
Operating expenses
Selling, general and administrative	57,770	36,991	20,779	56.2%
Depreciation and amortization	12,788	18,783	(5,995)	(31.9)%
Total operating expenses	$70,558	$55,774	$14,784	26.5%
Income from operations	$30,471	$16,521	$13,950	84.4%
Other (expense) income
Interest expense	(11,926)	(12,318)	392	(3.2)%
Other (expense) income	(16,737)	118	(16,855)	(14,283.9)%
Loss on foreign currency transactions	(289)	(380)	91	(23.9)%
Total other expense	$(28,952)	$(12,580)	$(16,372)	130.1%
Income before provision for income taxes and non-controlling interest	1,519	3,941	(2,422)	(61.5)%
Income tax (expense) benefit	(49)	(395)	346	(87.6)%
Net income	$1,470	$3,546	$(2,076)	(58.5)%
Net income attributable to Legacy Bitcoin Depot unit holders	12,906	3,980	8,926	224.3%
Net income (loss) attributable to non-controlling interest	14,666	(434)	15,100	(3,479.3)%
Net loss attributable to Bitcoin Depot Inc.	$(26,102)	$-	$(26,102)	(100.0)%
Other comprehensive income (loss), net of tax
Net income	1,470	3,546	(2,076)	(58.5)%
Foreign currency translation adjustments	(4)	(110)	106	(96.4)%
Total comprehensive income	$1,466	$3,436	$(1,970)	(57.3)%
Comprehensive income attributable to Legacy Bitcoin Depot unit holders	$12,885	$3,870	$9,015	232.9%
Comprehensive income (loss) attributable to non-controlling interest	$14,683	$(434)	$15,117	(3,483.2)%
Comprehensive loss attributable to Bitcoin Depot Inc.	$(26,102)	$-	$(26,102)	(100.0)%

Revenue

Revenue increased by approximately $42.1 million, or 6.5%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to increases in kiosk transaction revenue which was resulting from an increase in the average transaction size and an increased number of users and transaction volume in relocated kiosks offset by a lower average number of installed kiosks in 2023.

Revenue disaggregated by revenue stream is as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Kiosk Transaction Revenue	$686,314	$639,965	$46,349	7.2%
BDCheckout	1,149	692	457	66.0%
OTC	—	2,080	(2,080)	(100.0)%
Company Website	879	173	706	408.1%
Software Services Revenue	575	3,185	(2,610)	(81.9)%
Hardware Revenue	50	735	(685)	(93.2)%
Total Revenue	$688,967	$646,830	$42,137	6.5%

Kiosk Transaction Revenue

Revenue generated by our BTM kiosks increased by approximately $46.3 million, or 7.2%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily related to an increase in the average transaction size and an increased number of users and transaction volume in relocated kiosks. Additionally during 2023, the Company had on average 5% lower amount of kiosks installed than compared to 2022, due to kiosk optimization efforts.

BDCheckout

Our BDCheckout revenue increased by approximately $0.5 million or 66.0%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to the fact that we launched our BDCheckout product in June 2022.

OTC

We discontinued our OTC services in June 2022. Our OTC revenue was $2.1 million for the year ended December 31, 2022.

Software Services

Our software services revenue decreased by approximately $2.6 million, or 81.9%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to a decrease in revenues from a significant customer due to a contract termination in August 2022.

Hardware Revenue

Our hardware revenue decreased by approximately $0.7 million, or 93.2%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to sales of hardware to new customers in 2022 that did not re-occur in 2023.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue (excluding depreciation and amortization) increased by approximately $13.4 million, or 2.3%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to the expansion of our network of kiosks and increase in transaction volume.

The following table sets forth the components of cost of revenue for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Cryptocurrency Expenses	$534,234	$519,347	$14,887	2.9%
Floorspace Leases	34,616	39,765	(5,149)	(12.9)%
Kiosk Operations	19,088	15,423	3,665	23.8%
Total Cost of Revenue (excluding Depreciation and Amortization)	$587,938	$574,535	$13,403	2.3%

Cryptocurrency Expenses

The following table sets forth the components of cryptocurrency expenses in our cost of revenue for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Cost of Cryptocurrency - BTM Kiosks	$532,356	$513,951	$18,405	3.6%
Cost of Cryptocurrency - OTC (1)	—	1,958	(1,958)	(100.0)%
Cost of Cryptocurrency - BDCheckout	985	595	390	65.5%
Software Processing Fees	280	2,519	(2,239)	(88.9)%
Exchange Fees	22	119	(97)	(81.5)%
Mining Fees	575	195	380	194.9%
Software Processing Fee - BDCheckout	16	10	6	60.0%
Total Cryptocurrency Expenses	$534,234	$519,347	$14,887	2.9%
(1) We discontinued the OTC product in June 2022.

Cost of Cryptocurrency - BTM Kiosks

Our cost of cryptocurrency related to BTM kiosks increased by approximately $18.4 million, or 3.6%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily as a result of higher overall sales.

Cost of Cryptocurrency - OTC

Our cost of cryptocurrency related to OTC decreased by approximately $2.0 million, or 100.0%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, as a result of our decision to discontinue our OTC service in June 2022.

Cost of Cryptocurrency - BDCheckout

Our cost of goods sold related to BDCheckout increased by approximately $0.4 million, or 65.5% for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was a result of BDCheckout being first introduced in June 2022.

Software Processing fees

Our software processing fees decreased by approximately $2.2 million, or 88.9%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease was a result of the decrease in costs from using third-party software as a result of our acquisition of a majority interest in BitAccess in July 2021 and incorporating the BitAccess operating system into our kiosks. We have converted all of our kiosks to the BitAccess technology which has reduced the costs we paid to a third-party software provider for software services.

Floorspace Leases

Our floorspace lease expenses decreased by approximately $5.1 million, or 12.9%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Our lease expenses related to rents paid to store owners for floorspace decreased for the period as a result of the decreased numbers of kiosks in operation during 2023 compared to the same period in the prior year.

Kiosk Operations

Our kiosk operations increased by approximately $3.7 million, or 23.8%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Our kiosk operations consisted of armored cash collection, bank fees, software costs, insurance and repair and maintenance. As a result of relocating kiosks, our costs associated with maintaining and operating the kiosks increased accordingly.

Operating expenses

Selling, general and administrative expenses increased by approximately $20.8 million, or 56.2%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. These costs increased primarily due to expenses related to the closing of the Merger which for the year ended December 31, 2023 which has generated an incremental cost of approximately $9.3 million attributed to legal, accounting and advisory services.

Operating expenses were also driven higher by generally higher payroll costs resulting from the significant increase in headcount to support our operations during 2023, along with stock compensation expense associated with our RSU grants after closing of the Transaction. Additionally, the Company incurred increased professional services expenses corresponding to the expansion of our operations.

Depreciation and amortization decreased by approximately $6.0 million, or 31.9%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to the refinancing of leases in the second half of 2022 and during 2023.

Other (expense) income

Other expenses increased by approximately $16.4 million or 130.1% for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The Company incurred a loss on lease modifications of $1.7 million during the year ended December 31, 2023 that did not occur in 2022. Interest expense decreased by approximately $0.4 million, or 3.2%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to a decrease in interest expense arising from the significant number of kiosks financed through modifications of finance leases in the year ended December 31, 2023.

Additionally, we incurred $0.3 million of interest related to the modification of our note payable in May 2023 as described in Note 14 to the accompanying consolidated financial statements. As a result of our Note Payable refinance in June 2023, we incurred $1.0 million lower interest costs in the year ended December 31, 2023 compared to the year ended December 31, 2022 due to a $16.4 million paydown of the balance.

Other expenses increased by approximately $14.9 million related to the expenses incurred associated with the PIPE Financing agreement. This agreement was entered into upon completion of the Merger on June 30, 2023 and settled on October 11, 2023 for de minimus consideration. Based on the settlement terms of this agreement, for the year ended December 31, 2023, we recorded the difference between the fair value of the Series A Preferred Shares and the de minimus cash consideration received of $13.9 million as Other Expenses. In addition, we incurred cash fees due to the Subscribers of $0.9 million.

Net income (loss) attributable to Legacy Bitcoin Depot unit holders

Prior to the close of the Merger, net income was allocated to the Legacy Bitcoin Depot unit holders. After the close of the Merger on June 30, 2023, the Legacy Bitcoin Depot unit holders no longer receive any income allocation as they are owners of BT HoldCo.

Net income attributable to non-controlling interest

Prior to the Merger, the non-controlling interest reflected the unaffiliated interest in BitAccess. Subsequent to the close of the Merger, the non-controlling interest reflects both the unaffiliated interests in BitAccess and the interests held by BT Assets in BT HoldCo. BT Assets is entitled to a preferred return of $29.0 million before any distributions may be made to the other unit holders (other than certain permitted tax distributions). To the extent net income exceeds the $29.0 million preferred return, the excess income will be allocated to Bitcoin Depot and BT Assets based on their pro-rata economic interests in BT HoldCo.

Net income (loss) attributable to Bitcoin Depot Inc.

During the year ended December 31, 2023, no net income was allocated to Bitcoin Depot Inc. from BT HoldCo. The public entity incurred direct legal and professional services in maintaining its operations as well as costs associated with the PIPE Financing resulting in a $26.1 million net loss attributable to Bitcoin Depot Inc.

Non-GAAP Financial Measures

Adjusted Gross Profit

We define Adjusted Gross Profit (a non-GAAP financial measure) as revenue less cost of revenue (excluding depreciation and amortization) and depreciation and amortization adjusted to add back depreciation and amortization. We believe Adjusted Gross Profit provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Moreover, we have included Adjusted Gross Profit in this Annual Report on Form 10-K because it is a key measurement used internally by management to measure the efficiency of our business. This non-GAAP financial measure should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on U.S. GAAP results and using Adjusted Gross Profit on a supplemental basis. Our computation of Adjusted Gross Profit may not be comparable to other similarly titled measures computed by other companies because not all companies calculate this measure in the same fashion. You should review the reconciliation of Gross Profit to Adjusted Gross Profit below and not rely on any single financial measure to evaluate our business.

The following table presents a reconciliation of revenue to Adjusted Gross Profit for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022
Revenue	$688,967	$646,830
Cost of revenue (excluding depreciation and amortization)	(587,938)	(574,535)
Depreciation and amortization excluded from cost of revenue	(12,455)	(18,783)
Gross Profit	$88,574	$53,512
Adjustments:
Depreciation and amortization excluded from cost of revenue	$12,455	$18,783
Adjusted Gross Profit	$101,029	$72,295
Gross Profit Margin (1)	12.9%	8.3%
Adjusted Gross Profit Margin (1)	14.7%	11.2%

(1)
Calculated as a percentage of revenue.

Adjusted EBITDA

We define Adjusted EBITDA (a non-GAAP financial measure) as net income before interest expense, tax expense, depreciation and amortization, non-recurring expenses, share-based compensation, expenses related to PIPE financing and miscellaneous cost adjustments.

The items below are excluded from Adjusted EBITDA because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, not driven by core results of operations and renders comparisons with prior periods and competitors less meaningful. We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Moreover, we have included Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measurement used internally by management to make operating decisions, including those related to operating expenses, evaluate performance and perform strategic and financial planning. However, you should be aware that when evaluating Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. The presentation of this measure should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Further, this non-GAAP financial measure should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on U.S. GAAP results and using Adjusted EBITDA on a supplemental basis. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because not all companies calculate this measure in the same fashion. You should review the reconciliation of net income to Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table presents a reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022
Net income	$1,470	$3,546
Adjustments:
Interest expense	11,926	12,318
Income tax (benefit) expense	49	395
Depreciation and amortization	12,788	18,783
Expense related to the PIPE transaction (1)	14,896	—
Non-recurring expenses (2)	9,298	4,879
Share-based compensation	2,524	1,230
Special bonus (3)	3,040	—
Expenses associated with the termination of the phantom equity participation plan	350	—
Adjusted EBITDA	$56,341	$41,151
Adjusted EBITDA margin (4)	8.2%	6.4%

(1)
Amounts include the recognition of a non-cash expense of $13.9 million related to the PIPE transaction for the year ended December 31, 2023, entered into as of close of the Merger on June 30, 2023.
(2)
Comprised of non-recurring professional service fees incurred by the Company related to the close of the Transaction.
(3)
Amount includes (A) Transaction bonus and related taxes to employees of approximately $1.4 million and (B) Founder Transaction bonus as a result of close of the Merger, of approximately $1.6 million, recognized as share-based compensation, for the year ended December 31, 2023.
(4)
Adjusted EBITDA margin is defined as Adjusted EBITDA divided by revenue. The Company uses this measure to evaluate its overall profitability.

Liquidity and Capital Resources

On December 31, 2023, we had negative working capital of approximately $(8.8) million, which included cash and cash equivalents and other current assets of approximately $37.3 million, offset by accounts payable and other current liabilities of approximately $46.0 million. We reported net income of approximately $1.5 million during the year ended December 31, 2023.

On December 31, 2022, we had working capital of approximately $(6.5) million, which included cash and cash equivalents and other current assets of approximately $40.3 million, offset by accounts payable and other current liabilities of approximately $46.8 million. We reported net income of approximately $3.5 million during the year ended December 31, 2022.

For each of the periods presented in this Annual Report on Form 10-K, approximately 99.9% of our total transaction volume was attributable to transactions in Bitcoin and, as of the date of this Annual Report on Form 10-K, transactions in Bitcoin account for 100% of our transaction volumes. We purchase Bitcoin through a liquidity provider on a just-in-time basis based on expected transaction volumes in order to maintain a balance at a specified amount. Our ability to dynamically rebalance the levels of Bitcoin we hold at any given time based on transaction volumes and the market price of Bitcoin means that there are limited working capital requirements related to our Bitcoin management activities. There are two main components of the working capital required in our operations. We maintain Bitcoin (currently in an amount which, at any given time, is typically less than $0.8 million) in our hot wallets to fulfill orders from users while we are automatically placing orders with liquidity providers and exchanges to replenish the Bitcoin we have sold to users. The second component to working capital is cash and cash equivalents generated from sales at our BTM kiosks. As users insert cash into the BTM kiosks, cash accumulates until armored carriers collect the cash and process it back to our bank accounts. While not required, we typically maintain a variable level of cash in the BTM kiosks at all times. As of December 31, 2023, cash in the BTM kiosks was approximately 21.2% of average monthly revenues.

In connection with the closing of the Merger, we had several events impacting our liquidity. We refinanced our note payable and paid down approximately $16.4 million of principal, as well as incurred a $2.3 million exit fee. As of December 31, 2023, we had $21.1 million outstanding under our notes payable. See Note 25 - Subsequent Events in Item 8 of this Annual Report on Form 10-K.

Future Cash Requirements

The Company’s primary future cash requirements will be to fund operations, debt service, capital expenditures, employee defined contribution plans, and lease payment obligations. In addition, the Company may use cash in the future to make strategic acquisitions or investments. Specifically, the Company expects its primary cash requirements for fiscal year 2024 to be as follows:

Debt service

We expect to make principal and interest payments of approximately $7.5 million during fiscal year 2024 under our currently outstanding debt facilities based on interest rates at year end. Capital expenditures. The Company is planning to either purchase or lease finance additional kiosks. The total amount of kiosk purchases and kiosk lease financing is approximately $5.0 million for the year ended 2024.

Lease payments

We expect to make lease payments of approximately $8.3 million for our operating and finance leases during fiscal year 2024 under our effective leases as of December 31, 2023. In addition to the matters identified above, in the ordinary course of business, the Company may be involved in litigation, claims, government inquiries, investigations and proceedings relating to commercial, employment, environmental and regulatory matters. An unfavorable resolution in this or other matters could have a material adverse effect on the Company's future cash requirements.

Our future capital requirements will depend on many factors including our revenue growth rate, the timing and extent of spending to support research and development efforts and the timing and extent of additional capital expenditures to purchase additional kiosks and invest in the expansion of our products and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, products and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing or sell assets to raise and/or maintain our liquidity. If additional financing is required from outside sources, we may not be able to raise it on acceptable terms or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be materially and adversely affected.

We believe our existing cash and cash equivalents, together with cash provided by operations, will be sufficient to meet our needs for at least the next twelve months from the date of this annual report on From 10-K.

Share repurchase program

On September 22, 2023, the Company announced that its Board authorized a share repurchase program pursuant to which the Company is authorized to repurchase up to $10 million of outstanding shares of its Class A common stock beginning immediately and continuing through and including June 30, 2024. From the date of authorization through December 31, 2023, 120,644 shares of the Company's Class A common stock had been repurchased with a total cost of $0.3 million. The Company anticipates using cash flows from operations to make any future share repurchases.

Sources of Liquidity

Term Loan

On December 21, 2020, we entered into a credit agreement among Legacy Bitcoin Depot, as borrower, BT Assets, as guarantor, the subsidiary guarantors party thereto, the financial institutions and institutional investors from time to time party thereto, as lenders, and Silverview Credit Partners, LP, (f/k/a Silverpeak Credit Partners, LP), as administrative agent (the “Credit Agreement”) which provided for (i) initial term loans in an aggregate principal amount of $25.0 million, comprised of two $12.5 million tranches and (ii) a $15.0 million delayed draw term loan facility. In 2021, we utilized the delayed draw term loan facility in the full amount of $15.0 million, and on March 31, 2022, we amended the Credit Agreement to add a new $5.0 million tranche 3 term loan (the initial term loans, the delayed draw term loan, and the tranche 3 term loan, collectively, the “Term Loans”). Upon consummation of certain assumption conditions under the amended and restated note, Legacy Bitcoin Depot and BT Assets, Inc. were substituted for BT OpCo and BT HoldCo, LLC respectively. The term loans are guaranteed by BT HoldCo and all of our subsidiaries and were collateralized by substantially all of our assets. As of December 31, 2023 and December 31, 2022, the aggregate amounts owed under the Credit Agreement totaled approximately $19.9 million and $39.4 million, respectively. The proceeds of the borrowings under the term loans were used to fund the acquisition of BitAccess and expand headcount to support additional kiosks brought online.

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

On June 23, 2023, the Company amended and restated the credit agreement with our lender (the "Amended and Restated Credit Agreement"). As of that date $16.4 million was outstanding under the original Credit Agreement as amended to that date. Under the Amended and Restated Credit Agreement, we borrowed $20.8 million which is subject to an annual interest at a rate of 17% per annum, and repaid approximately $16.4 million of the outstanding principal balance of the Term Loans. We also paid an exit fee of $2.3 million. We are required to make monthly interest payments and fixed principal payments every six months beginning on December 15, 2023 through June 15, 2026. The Amended and Restated Credit Agreement matures on June 23, 2026, at which time, any outstanding principal balance and any accrued interest become due. The Amended and Restated Credit Agreement is collateralized by substantially all of our assets and is guaranteed by Mintz Assets, Inc., Express Vending, Inc., Intuitive Software, LLC, Digital Gold Ventures, Inc. and BitAccess Inc. BT HoldCo and certain of its subsidiaries are subject to certain financial covenants contained in the Amended and Restated Credit Agreement, which require us to maintain certain cash balances, and a maximum consolidated total leverage ratio, in addition to customary administrative covenants. As of December 31, 2023, we were in compliance with all financial and administrative covenants. See Note 14 to our audited consolidated financial statements as of December 31, 2023 and December 31, 2022, respectively. See Note 25 - Subsequent Events in Item 8 of this Annual Report on Form 10-K.

Other debt

In December 2023, the Company entered into a 36-month collateralized term loan with a financing company in the amount of $1.3 million to facilitate the purchase of previously leased kiosks. In accordance with the term loan, the kiosks are collateral for the loan. The loan is subject to annual interest of 15.75% with interest and principal payments due monthly. Additionally, the Company transferred certain right-of-use assets recorded as finance leases held with the financing company to kiosks – owned and finance lease liabilities to notes payable during the year-ended December 31, 2023. The remaining unpaid obligation under these arrangements is $1.4 million as of December 31, 2023. Under these arrangements, the loans mature between June and August 2024 and is subject to annual interest of 17.81% with interest and principal payments due monthly. The total amount of principal due on this loan was $2.6 million as of December 31, 2023.

PIPE Financing

On June 23, 2023, GSRM entered into a private placement agreement with certain subscribers (“Subscribers”). For purposes of settlement under the PIPE Agreement, the notional amount of 5,000,000 shares consisted of (a) the 4,300,000 shares of Series A Preferred Stock sold at the closing of the Merger, and (b) 700,000 shares of Class A common stock that were held by the Subscribers prior to the consummation of the Transaction. In connection with the Transaction, the Subscribers entered into non-redemption agreements with the Company and received additional shares of Class A common stock in exchange for their commitments not to redeem. See the discussion below under GSRM Share Issuance for further information.

On October 11, 2023, the PIPE Agreement was settled with the Subscribers for de minimus consideration. For the year ended December 31, 2023, the Company incurred expenses of $15.2 million associated with the PIPE agreement which has been recognized on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Kiosk Financing Transactions

We have finance leases with our kiosk suppliers that expire on various dates through March 2026. Such leases are financed by third parties, none of which are our suppliers. Our finance lease agreements are for two or three-year terms and include various options to either renew the lease or exercise an option to purchase (which, in all cases, is a bargain purchase option) the equipment at the end of the term. As of December 31, 2023, the weighted average life remaining on the finance leases was approximately 1.61 years. The outstanding total lease liability balance of approximately $9.6 million as of December 31, 2023, is recorded within Current portion of obligations under finance lease and Obligations under finance lease, net of current portion.

Cash Flows

The following table presents the sources of cash and cash equivalents for the periods indicated:

	Year Ended December 31,
	2023	2022
Cash provided by operating activities	$41,100	$31,255
Cash (used) in investing activities	$(22)	$(3,110)
Cash (used) in financing activities	$(48,858)	$(28,542)
Net (decrease) in cash and cash equivalents (1)	$(7,781)	$(488)

(1)
Includes effect of exchange rate changes on cash.

Operating Activities

Net cash provided by operating activities increased $9.8 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, due to a $12.8 million increase in non-cash items principally related to an $14.5 million increase from Series A Preferred Share PIPE Issuance and a $2.9 million increase in stock compensation, slightly offset by a $6.0 million decrease in depreciation and amortization, and a $2.5 million decrease in purchases of services in cryptocurrency.

Investing Activities

Net cash used in investing activities decreased $3.1 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, due to a $2.0 million contingent consideration payment in 2022, and a $1.1 million decrease in acquisition of property and equipment.

Financing Activities

Net cash used in financing activities increased $20.3 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, due to a $15.6 million increase in principal payments on notes payable, a $3.7 million decrease in issuance of notes payable and a $3.7 million increase in cash distributions. These cash outflows were offset by the Company recognizing net proceeds from Merger of $3.3 million which did not occur in 2022 and $3.1 million less principal payments on finance lease due to lease modifications and buyouts in 2023.

Commitments and Contractual Obligations

As of December 31, 2023, the aggregate amount of our operating and finance lease obligations was approximately $10.2 million. As of December 31, 2023, we had no open purchase orders for kiosks.

See Note 14 to our audited consolidated financial statements included in Part I, Item 1 of this Annual Report on Form 10-K for additional information about our notes payable.

See Note 18 to our audited consolidated financial statements included in Part I, Item 1 of this Annual Report on Form 10-K for additional information about our tax receivable agreement.

See Note 23 to our audited consolidated financial statements included in Part I, Item 1 of this Annual Report on Form 10-K for additional information about our leases.

See Note 24 to our audited consolidated financial statements included in Part I, Item 1 of this Annual Report on Form 10-K for additional information about our material commitments and contingencies.

Summary of Critical Accounting Policies and Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Estimates are used for, but not limited to, cryptocurrencies and the associated impairment, recoverability of intangible assets and goodwill, revenue recognition, valuation of current and deferred income taxes, the determination of the useful lives of property and equipment, for share-based compensation specifically the performance-based awards and the probability of achieving the performance criteria, fair value of long-term debt, present value of lease liabilities and right of use assets, assumptions and inputs for fair value measurements used in business combinations and contingencies, including liabilities that we deem are not probable of assertion. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

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

We account for cryptocurrencies as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other, and they are recorded on our consolidated Balance Sheets at cost, less any impairments. We have control and ownership over our cryptocurrencies which are stored in both our proprietary hot wallet and hot wallets hosted by a third-party, BitGo, Inc.

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

We purchase cryptocurrencies, which are held in our hot wallets, on a just-in-time basis to facilitate sales to customers and mitigate exposure to volatility in cryptocurrency prices. We sell our cryptocurrencies to our customers from our BTM kiosks, OTC and BDCheckout locations in exchange for cash, for a prescribed transaction fee applied to the current market price of the cryptocurrency at the time of the transaction, plus a predetermined markup. When the cryptocurrency is sold to customers, we relieve the adjusted cost basis of our cryptocurrency, net of impairments, on a first-in, first-out basis within cost of revenue (excluding depreciation and amortization). In the fourth quarter of 2022, we discontinued the sale of ETH and LTC to our customers.

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

For purposes of performing our annual impairment test, we evaluated the recoverability of our goodwill using the consolidated cash flows of the single reporting unit to determine if our goodwill and intangible asset were impaired as of December 31, 2023 in accordance with the methodology described above. There were no triggering events identified during the year ended December 31, 2023.

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

The typical process time for our transactions with customers is 30 minutes or less. Through December 31, 2022, for reasons of operational practicality, the Company applied an accounting convention at period-ends to use the date of the transaction, which corresponded to the timing of the cash received, for purposes of recognizing revenue. This accounting convention did not result in materially different revenue recognition from using the time the cryptocurrency had transferred to the customer’s wallet and the transaction validated on the blockchain (see Note 6). Contract liabilities are amounts received from customers in advance of the Company transferring the cryptocurrencies to the customer’s wallet and the transaction validated on the blockchain. Contract liabilities are presented in “Deferred revenue” on the consolidated Balance Sheets and are not material as of December 31, 2023.

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

The fair value of the embedded derivative was estimated using a Monte Carlo simulation to simulate potential changes in share price and the resulting impact on the amount of cash to be collected under the PIPE Agreement. The fair value of the embedded derivative was then determined by comparing (1) the best estimate of the cash to be collected at the valuation date using this simulation compared to (ii) the cash that would be collected under a hypothetical host contract that assumes the share price did not change since the date of initial recognition (both on a present value basis). The fair value was considered to be a level 2 fair value as there were no significant unobservable inputs.

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

On October 11, 2023, the Company settled the Pipe Financing. For the year ended December 31, 2023 the Company recognized an expense of $15.2 million which was included within other (expense) income on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Tax Receivable Agreement Liability

As described in Note 18 to the Consolidated Financial Statements, the Company is party to the Tax Receivable Agreement under which we are generally required to pay BT Assets 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign income taxes that we realize. The Company recognized a liability under the Tax Receivable Agreement of approximately $0.9 million in connection with the business combination. This amount does not take into account any future exchanges of BT HoldCo Common Units by BT Assets pursuant to the BT HoldCo Amended and Restated Limited Liability Company Agreement. The future amounts payable, as well as the timing of any payments, under the Tax Receivable Agreement are dependent upon significant future events and estimates, which are described in further detail under the Related Party Transactions Section below.

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

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Standards

Accounting Pronouncement Adopted

In October 2021, the FASB issued Accounting Standards Update ("ASU") 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination as if the acquiring entity had originated the contracts. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted this accounting standard effective January 1, 2023 with no impact on the consolidated financial statements.

In March 2022, the SEC issued SAB No. 121 (SAB 121), “Accounting for obligations to safeguard crypto-assets an entity holds for platform users,” which adds interpretive guidance requiring an entity to consider when they have obligations to safeguard crypto-assets held for their platform users. The Company adopted SAB 121 as of June 30, 2022 with retrospective application as of January 1, 2022. The adoption of this guidance did not have a material impact to the consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies that contractual sale restrictions are not considered in measuring fair value of equity securities and requires additional disclosures for equity securities subject to contractual sale restrictions. The standard is effective for public companies for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company adopted this update effective January 1, 2024 and does not expect the adoption to have a material impact on the consolidated financial statements.

Accounting Pronouncement Pending Adoption

In October 2023, the FASB issued ASU 2023-06 "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosures Update and Simplification Initiative". The guidance amends certain disclosure and presentation requirements related to the statement of cash flows, accounting changes and error corrections, earnings per share, interim reporting, commitments, debt, equity, derivatives, transfers and services and various industry specific guidance. For entities subject to the SEC's existing disclosure requirements, the effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the existing disclosure requirements, the amendments will not become effective. Early adoption is not permitted. The Company is in the process of assessing the overall impact of adopting this guidance on its disclosures.

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". The amendments require entities to disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is still assessing the impacts to its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires companies to break out their income tax expense, income tax rate reconciliation and income tax payments made in more detail. For public companies, the requirements will become effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is still assessing the impacts to its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-08 "Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60) Accounting for and Disclosure of Crypto Assets". ASU 2023-08 will require entities to measure crypto assets that meet the scope criteria at fair value and to reflect changes in fair value in net income each reporting period. The amendments in ASU 2023-08 will also require entities to present crypto assets measured at fair value separately from other intangible assets on the balance sheet and changes in the fair value measurement of crypto assets separately from changes in the carrying amounts of other intangible assets on the income statement. The amendments in the ASU are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). The Company is still assessing the impacts to its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Exchange Rate Risk

Certain of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates on cash residing in the kiosks. We have not historically hedged our translation risk on foreign currency exposure, but we may do so in the future. For the year ended December 31, 2023, and for the year ended December 31, 2022, currency exchange rate fluctuations had an insignificant impact on our consolidated revenues.

Generally, the functional currency of our various subsidiaries is their local currency except BitAccess whose functional currency is USD. We are exposed to currency fluctuations on transactions that are not denominated in the functional currency. Gains and losses on such transactions are included in determining net income for the period. We may seek to mitigate our foreign currency risk through timely settlement of transactions and cash flow matching, when possible. For the year ended December 31, 2023 and for the year ended December 31, 2022, our transaction gains and losses were insignificant.

We are also affected by fluctuations in exchange rates on our investments in foreign operations. Relative to our net investment in foreign operations, the assets and liabilities of subsidiaries whose functional currency is a foreign currency are translated at the period end rate of exchange. The resulting translation adjustment is recorded as a component of other comprehensive income and is included in Stockholders' equity.

Adoption and Market Price of Cryptocurrency

Our business is dependent on the broader use and adoption of Bitcoin, which can to an extent be impacted by the spot price of the cryptocurrency we sell. Bitcoin is our sole cryptocurrency offering. Bitcoin represents 99% of our total transaction volume for the year ended December 31, 2023, with the remaining cryptocurrencies accounting for the remaining less than 1% of transaction volume. As the adoption of cryptocurrency continues to grow for the general public, we expect continued growth from our addressable market. The prices of cryptocurrencies, including the cryptocurrencies we sell, have experienced substantial volatility, and high or low prices may have little or no relationship to identifiable market forces, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation and media reporting. Bitcoin (as well as other cryptocurrency) may have value based on various factors, including their acceptance as a means of exchange by consumers and producers, scarcity, and market demand.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Bitcoin Depot Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bitcoin Depot Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income (loss) and comprehensive income (loss), statement of changes in stockholders’ equity and member’s equity, statement of changes in member’s equity, and statements of cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Atlanta, Georgia
April 15, 2024

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BITCOIN DEPOT INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2023	2022
Assets
Current:
Cash and cash equivalents	$29,759	$37,540
Cryptocurrencies	712	540
Accounts receivable	245	263
Prepaid expenses and other current assets	6,554	2,015
Total current assets	37,270	40,358
Property and equipment:
Furniture and fixtures	635	618
Leasehold improvements	172	172
Kiosk machines - owned	24,222	15,234
Kiosk machines - leased	20,524	36,591
Vehicles	—	17
Total property and equipment	45,553	52,632
Less: accumulated depreciation	(20,699)	(13,976)
Total property and equipment, net	24,854	38,656
Intangible assets, net	3,836	5,351
Goodwill	8,717	8,717
Operating lease right-of-use assets, net	484	302
Deposits	412	17
Deferred tax assets	1,804	—
Total assets	$77,377	$93,401

The accompanying notes are an integral part of these audited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2023	2022
Liabilities and Stockholders’ Equity and Member’s Equity
Current:
Accounts payable	$8,337	$8,119
Accrued expenses and other current liabilities	21,545	11,309
Notes payable	3,985	8,050
Income taxes payable	2,484	647
Deferred revenue	297	19
Operating lease liabilities, current portion	279	228
Current installments of obligations under finance leases	6,801	18,437
Other non-income tax payable	2,297	—
Total current liabilities	$46,025	$46,809
Long-term liabilities
Notes payable, non-current	17,101	29,522
Operating lease liabilities, non-current	319	247
Obligations under finance leases, non-current	2,848	6,140
Deferred income tax, net	846	1,239
Tax receivable agreement liability due to related party	865	—
Total Liabilities	$68,004	$83,957
Commitments and Contingencies (Note 24)
Stockholders’ Equity and Member’s Equity
Series A Preferred Stock, $0.0001 par value; 50,000,000 authorized, 3,125,000 shares issued and outstanding, at December 31, 2023	—	—
Class A common stock, $0.0001 par value; 800,000,000 authorized, 13,602,691 shares issued, and 13,482,047 shares outstanding at December 31, 2023	1	—
Class B common stock, $0.0001 par value; 20,000,000 authorized, no shares issued and outstanding at December 31, 2023	—	—
Class E common stock, $0.0001 par value; 2,250,000 authorized, 1,075,761 shares issued and outstanding at December 31, 2023	—	—
Class M common stock, $0.0001 par value; 300,000,000 authorized, no shares issued and outstanding at December 31, 2023	—	—
Class O common stock, $0.0001 par value; 800,000,000 authorized, no shares issued and outstanding at December 31, 2023	—	—
Class V common stock, $0.0001 par value; 300,000,000 authorized, 44,100,000 shares issued and outstanding at December 31, 2023	4	—
Treasury stock	(279)	—
Additional paid-in capital	17,326	—
Accumulated deficit	(32,663)	—
Equity attributed to Legacy Bitcoin Depot	—	7,396
Accumulated other comprehensive loss	(203)	(182)
Total Stockholders’ (Deficit) Equity and Equity Attributable to Legacy Bitcoin Depot	$(15,814)	$7,214
Equity attributable to non-controlling interests	25,187	2,230
Total Stockholders’ Equity and Member’s Equity	$9,373	$9,444
Total Liabilities and Stockholders’ Equity and Member’s Equity	$77,377	$93,401

The accompanying notes are an integral part of these audited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

	Year ended December 31,
	2023	2022
Revenue	$688,967	$646,830
Cost of revenue (excluding depreciation and amortization)	587,938	574,535
Operating expenses:
Selling, general, and administrative	57,770	36,991
Depreciation and amortization	12,788	18,783
Total operating expenses	$70,558	$55,774
Income from operations	$30,471	$16,521
Other (expense) income:
Interest (expense)	(11,926)	(12,318)
Other (expense) income	(16,737)	118
Loss on foreign currency transactions	(289)	(380)
Total other (expense)	$(28,952)	$(12,580)
Income before provision for income taxes and non- controlling interest	1,519	3,941
Income tax expense	(49)	(395)
Net income	$1,470	$3,546
Net income attributable to Legacy Bitcoin Depot unit holders	12,906	3,980
Net income (loss) attributable to non-controlling interest	14,666	(434)
Net (loss) attributable to Bitcoin Depot Inc.	$(26,102)	$-
Other comprehensive income (loss), net of tax
Net income	$1,470	$3,546
Foreign currency translation adjustments	(4)	(110)
Total comprehensive income	$1,466	$3,436
Comprehensive income attributable to Legacy Bitcoin Depot unit holders	12,885	3,870
Comprehensive income (loss) attributable to non-controlling interest	14,683	(434)
Comprehensive loss attributable to Bitcoin Depot Inc.	$(26,102)	$-
Net (loss) attributable to Bitcoin Depot Inc.	$(26,102)	$-
Loss per share basic and diluted	$(1.57)
Weighted average shares: basic and diluted	16,675,529

The accompanying notes are an integral part of these audited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND MEMBER'S EQUITY

YEAR ENDED DECEMBER 31, 2023

(in thousands, except share amounts)

		Series A Preferred Stock		Class A Common Stock		Class E Common Stock		Class V Common Stock		Treasury Stock						Total Stockholders’ Equity (Deficit) and
	Equity Attributed to Legacy Bitcoin Depot	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive Loss	Stock Subscription Receivable	Additional Paid-In Capital	Accumulated Deficit	Equity Attributable to Legacy Bitcoin Depot	Non-Controlling Interest	Total Stockholders’ Equity and Member’s Equity
January 1, 2023	$7,396	—	$—	—	$—	—	$—	—	$—	—	$—	$(182)	$—	$—	$—	$7,214	$2,230	$9,444
Distributions	(12,737)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,737)	(2,294)	(15,031)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(21)	—	—	—	(21)	17	(4)
Net income (loss) prior to transaction	12,906	—	—	—	—	—	—	—	—	—	—	—	—	—	—	12,906	—	12,906
Recapitalization of Legacy Bitcoin Depot equity and establishment of non-controlling interest	(7,565)	—	—	11,858,691	1	1,075,761	—	44,100,000	4	—	—	—	(4)	—	(5,807)	(13,371)	9,866	(3,505)
Establishment of TRA	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(754)	(754)	—	(754)
Shares issued in connection with the PIPE Financing	—	4,300,000	—	—	—	—	—	—	—	—	—	—	(5,609)	13,889	—	8,280	—	8,280
Settlement of stock subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—	5,613	—	—	5,613	—	5,613
Conversion from Series A preferred stock to class A common stock	—	(1,175,000)	—	1,175,000	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	1,822	—	1,822	702	2,524
Treasury Shares	—	—	—	(120,644)	—	—	—	—	—	120,644	(279)	—	—	—	—	(279)	—	(279)
Stock compensation expense related to shares issued to founder	—	—	—	500,000	—	—	—	—	—	—	—	—	—	1,615	—	1,615	—	1,615
Shares issued for vested RSU awards	—	—	—	69,000	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net Income (loss) attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(26,102)	(26,102)	14,666	(11,436)
December 31, 2023	$—	3,125,000	$—	13,482,047	$1	1,075,761	$—	44,100,000	$4	120,644	$(279)	$(203)	$—	$17,326	$(32,663)	$(15,814)	$25,187	$9,373

The accompanying notes are an integral part of these audited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S EQUITY

YEAR ENDED DECEMBER 31, 2022

(in thousands, except share and per share amounts)

	Equity Attributed to Legacy Bitcoin Depot	Accumulated Other Comprehensive (Loss)	Total Equity Attributed to Legacy Bitcoin Depot	Equity Attributed to Non- Controlling Interest	Total Member’s Equity
Balance at January 1, 2022	$17,615	$(72)	$17,543	$1,434	$18,977
Contributions	1,778	—	1,778	—	1,778
Distributions	(15,977)	—	(15,977)	—	(15,977)
Share-based compensation expense	—	—	—	1,230	1,230
Foreign currency translation	—	(110)	(110)	—	(110)
Net income (loss)	3,980	—	3,980	(434)	3,546
Balance at December 31, 2022	$7,396	$(182)	$7,214	$2,230	$9,444

The accompanying notes are an integral part of these audited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Cash flows from Operating Activities:
Net Income	$1,470	$3,546
Adjustments to reconcile net income to net cash (used in) operating activities:
Amortization of deferred financing costs	1,567	611
Accretion to contingent earn-out liability	159	962
Depreciation and amortization	12,788	18,783
Loss on Series A Preferred Share PIPE Issuance	14,472	—
Non-cash stock compensation	4,139	1,230
Purchase of services in cryptocurrencies	1,151	3,679
Deferred taxes	(1,392)	(252)
Loss on finance lease modification	1,705	—
Loss on disposal of property and equipment	273	—
Reduction in carrying amount of right-of-use assets	151	81
Cryptocurrency received as payment	(1,450)	(3,244)
Other	1,060
Change in operating assets and liabilities, net of effects of Merger:
Deposits	(412)	—
Accounts receivable	59	(171)
Cryptocurrencies	105	2,796
Prepaid expenses and other current assets	(1,113)	567
Accounts payable	(2,238)	(1,907)
Accrued expenses and other current liabilities	5,388	4,049
Income taxes payable	1,538	647
Other taxes payable	1,502	—
Tax receivable agreement liability	111	—
Deferred revenue	278	19
Operating leases, net	(211)	(141)
Net Cash Flows Provided by Operations	$41,100	$31,255
Cash flows from Investing Activities:
Acquisition of property and equipment	(22)	(1,110)
Contingent consideration payment	—	(2,000)
Net Cash Flows Used In Investing Activities	$(22)	$(3,110)
Cash flows from Financing Activities:
Net proceeds from Merger	3,343	—
PIPE commitment fees paid	(933)	—
Contingent consideration payment	(2,000)	—
Proceeds from stock subscription receivable	4	—
Proceeds from issuance of notes payable	1,269	5,000
Principal payments on notes payable	(20,101)	(4,531)
Principal payments on short-term financing arrangement	—	(342)
Principal payments on finance lease	(14,005)	(17,106)
Payment of deferred financing costs	(1,149)	(210)
Purchase of treasury stock	(279)	—
Distributions	(15,007)	(11,353)
Net Cash Flows Used In Financing Activities	$(48,858)	$(28,542)
Effect of exchange rate changed on cash and cash equivalents	(1)	(91)
Net change in cash and cash equivalents	$(7,781)	$(488)
Cash and cash equivalents - beginning of period	37,540	38,028
Cash and cash equivalents - end of period	$29,759	$37,540

The accompanying notes are an integral part of these audited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid during the year ended December 31 for:
Interest	$10,116	$10,840
Income taxes	$371	$117

Supplemental disclosures of non-cash investing and financing activities:

See Note 5 for information on non-cash distribution to the Member.

See Note 23 for information on non-cash activity related to lease terminations and new lease arrangements.

The accompanying notes are an integral part of these audited consolidated financial statements

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Background

(a) Organization

Lux Vending, LLC (dba Bitcoin Depot) (“Legacy Bitcoin Depot”) was formed on June 7, 2016. Pursuant to a transaction with GSR II Meteora Acquisition Corp. (“GSRM”), a Delaware corporation formed on October 14, 2021, Legacy Bitcoin Depot merged with and into GSRM and GSRM was renamed Bitcoin Depot Inc. (“Bitcoin Depot”, or the “Company”) (see Note 2(a)). Bitcoin Depot owns and operates a network of cryptocurrency kiosks (“BTMs”) across North America where customers can buy and sell cryptocurrencies. In addition to the BTM network, Bitcoin Depot also sells cryptocurrency to consumers at a network of retail locations through its BDCheckout product offering and through its website via over-the-counter (“OTC”) trade. The BDCheckout offering allows users similar functionality to the BTM kiosks, enabling users to load cash into their accounts at the checkout counter at retailer locations, and use those funds to purchase cryptocurrency. The Company’s website allows users to initiate and complete OTC trades for cryptocurrency. Bitcoin Depot also offers a software solution to other BTM operators through its controlled subsidiary, BitAccess Inc ("BitAccess").

(b) Background

Several factors affect the price of cryptocurrencies, including but not limited to: (a) global supply and demand; (b) investors’ expectations with respect to the rate of inflation; (c) interest rates; (d) currency exchange rates, including the rates at which cryptocurrencies may be exchanged for fiat currencies; (e) fiat currency withdrawal and deposit policies of electronic market places where traders may buy and sell cryptocurrencies based on bid-ask trading activity with the various exchanges and the liquidity of those exchanges; (f) interruptions in service from or failures of major cryptocurrency exchanges; (g) investment and trading activities of large investors, including private and registered funds, that may directly or indirectly invest in cryptocurrencies; (h) monetary policies of governments, trade restrictions, currency devaluations and revaluations; (i) regulatory measures, if any, that restrict the use of cryptocurrencies as a form of payment; (j) the maintenance and development of the open-source protocol governing the cryptocurrency’s network; (k) global or regional political, economic or financial events and situations; and (l) expectations among market participants that the value of a cryptocurrency will soon change; (m) the reduction in mining rewards of Bitcoin, including block reward halving events, which are events that occur after a specific period of time and reduces the block reward earned by miners.

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

(c) Liquidity

As of December 31, 2023, the Company had current assets of $37.3 million, including cash and cash equivalents of $29.8 million, current liabilities of $46.0 million, total stockholders’ equity and member's equity of $9.4 million and an accumulated deficit of $32.7 million. For the year ended December 31, 2023, the Company recognized net income of $1.5 million and generated cash flows from operations of $41.1 million. The Company expects its existing cash and cash equivalents, together with cash provided by operations, to be sufficient to fund its operations for a period of 12 months from the date that these consolidated financial statements are issued.

(d) Risks and Uncertainties

The operations of Bitcoin Depot are subject to various regulatory challenges and uncertainties. The Company's ability to operate and expand its cryptocurrency kiosk services in compliance with applicable laws and regulations is a significant risk factor that may impact its financial performance and overall business prospects. The regulatory landscape surrounding cryptocurrencies, including the operation of crypto kiosks, is rapidly evolving and can vary significantly from one jurisdiction to another. The impacts of heightened regulatory oversight is not yet known. For example, recent legislation in California regulates digital financial asset transaction kiosks (“crypto kiosks”) by imposing the following: limiting to $1,000

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

per day the amount of funds the kiosk operator can accept from or dispense at its crypto kiosks; limiting the direct and indirect charges an operator may collect from a customer for a single transaction to the greater of $5 or 15% of the dollar equivalent of the digital assets involved in the transaction; (iii) requiring that specific information (including the amount of fees, expenses and charges, as well as any spread between the dollar price of the digital asset charged to the customer and the dollar price for that asset listed by a digital asset exchange) be disclosed both prior to a transaction and on transaction receipts printed by crypto kiosks following the transaction; and (iv) requiring operators to provide the California Department of Financial Protection and Innovation with a list of all locations of the crypto kiosks that the operator owns, operates or manages in California. Other state agencies may propose and adopt new regulations (or interpret existing regulations) in ways that could result in significant adverse changes in the regulatory landscape for cryptocurrencies, regardless of whether these or other new laws are adopted.

The Company's financial performance and ability to achieve its business objectives may be significantly impacted by the outcome of ongoing regulatory discussions and potential changes in the regulatory framework governing cryptocurrencies in California and in other states that have passed, or may pass, similar legislation. These uncertainties may result in increased compliance costs, operational restrictions, or limitations on the Company's ability to expand its services or enter new markets. Compliance with current and proposed legislation that has not yet been published may be more challenging than expected.

In addition, the Company's ability to obtain and maintain the necessary licenses, permits, and approvals from state regulatory authorities is subject to various factors beyond its control, including changes in laws, regulations, or interpretations thereof. Failure to comply with these requirements may result in penalties, fines, or even the suspension or termination of the Company's operations in the state.

(2) Basis of Presentation Summary of Significant Accounting Policies

(a) Basis of Presentation

Reverse Recapitalization

GSR II Meteora Acquisition Corp. (“GSRM”) was a blank check company incorporated as a Delaware corporation on October 14, 2021, for the purpose of effecting a merger or similar business combination with one or more businesses. On March 1, 2022, GSRM consummated its Initial Public Offering (“IPO”). On August 24, 2022, GSRM entered into a Transaction Agreement, as subsequently amended (the “Transaction Agreement”), by and among GSRM, GSR II Meteora Sponsor LLC (the “Sponsor”), Lux Vending, LLC (dba Bitcoin Depot), and BT Assets, Inc. (“BT Assets”). Prior to the events contemplated in the Transaction Agreement (collectively, the "Merger"), BT Assets was the sole owner and member in Legacy Bitcoin Depot (the "Member").

On June 30, 2023 (the “Closing Date”), Legacy Bitcoin Depot merged with and into Bitcoin Depot Operating, LLC (“BT OpCo”), with BT OpCo surviving the Merger as the post-transaction operating company owned solely by a newly formed entity, BT HoldCo, LLC (“BT HoldCo”) with common units (the “BT HoldCo Common Units”), preferred units (the “BT HoldCo Preferred Units”) and earnout units (the “BT HoldCo Earnout Units”) outstanding and issued to BT Assets. In connection with the Merger, GSRM changed its name to Bitcoin Depot Inc., purchased BT HoldCo Common Units owned by BT Assets and was issued BT HoldCo Earnout Units and warrants issued by BT HoldCo to the Company to purchase a number of BT HoldCo Common Units equal to the number of shares of Class A common stock that may be purchased upon the exercise in full of all Warrants outstanding immediately after the Closing Date (“BT HoldCo Matching Warrants”). The former owners of Legacy Bitcoin Depot (i.e., BT Assets and the owners thereof) were issued 44,100,000 non-economic, super voting shares of Class V common stock in Bitcoin Depot. The Class V common stock held by BT Assets corresponds to units held by BT Assets in BT HoldCo and represents non-controlling interests in the Company, as described in Note 11. Following the Closing Date, the Company is organized under an “Up-C” structure in which the business of the Company is operated by BT HoldCo and its subsidiaries, and Bitcoin Depot’s only material direct asset consists of equity interests in BT HoldCo. At June 30, 2023, the Company had issued and outstanding 12,358,691 common units, 4,300,000 Series A Preferred Units and 43,848,750 warrants in BT HoldCo. Also at June 30, 2023, BT Assets owned 41,200,000 common units, 2,900,000 Founder Preferred Units, 5,000,000 Class 1 Earnout Units, 5,000,000 Class 2 Earnout Units and 5,000,000 Class 3 Earnout Units in BT HoldCo.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

generally accepted accounting principles (“U.S. GAAP”), as BT Assets controls BT OpCo both before and after the transactions. Legacy Bitcoin Depot is determined to be the predecessor and represents a continuation of BT OpCo’s balance sheet and consolidated statement of Income (Loss) and Comprehensive Income (Loss), reflective of the recapitalization of the Merger.

As a result of the reverse capitalization accounting, the consolidated assets and liabilities of Legacy Bitcoin Depot are reflected by the Company at their historical cost with no additional goodwill or intangible assets recorded, accompanied by a recapitalization of the equity structure. The Company has reflected the recapitalization within the Consolidated Statements of Changes in Stockholders' Equity and Member's Equity.

In connection with the Merger, the Company’s Class A common stock is now listed on the Nasdaq stock market under the symbol BTM and the Warrants to purchase the Class A common stock are listed on the Nasdaq stock market under the symbol BTMWW in lieu of the GSRM Ordinary Shares and GSRM’s warrants, respectively. GSRM’s units automatically separated into the GSRM’s Ordinary Shares and GSRM’s warrants and ceased trading separately on the Nasdaq stock market following the Closing Date. Prior to the Merger, GSRM neither engaged in any operations nor generated any revenue. Until the Merger, based on GSRM’s business activities, it was a shell company as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

The consolidated financial statements of the Company include the accounts of Bitcoin Depot Inc. and its controlled subsidiaries: BT HoldCo, Bitcoin Depot Operating, LLC, Mintz Assets, Inc., Express Vending, Inc., Intuitive Software, LLC, Digital Gold Ventures, Inc. (“Digital Gold”), and BitAccess Inc. BT HoldCo is a holding company with ownership of Bitcoin Depot Operating, LLC. Bitcoin Depot Operating, LLC is a holding company with ownership of Mintz Assets, Inc. and Intuitive Software, LLC. Mintz Assets, Inc. is a holding company that holds the ownership of Express Vending, Inc. Express Vending, Inc. is a Canadian corporation whose business activities include owning and operating a network of BTM kiosks in Canada. Intuitive Software, LLC is a holding company that holds an 82.14% equity interest (through its ownership of Digital Gold) in BitAccess Inc., a Canadian corporation. The non-controlling interests held by investors directly in BT HoldCo and BitAccess are presented separately as further discussed in Note 11. Intercompany balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, valuation of current and deferred income taxes, the determination of the useful lives of property and equipment, recoverability of intangible assets and goodwill, fair value of long-term debt, present value of lease liabilities and right-of-use assets, assumptions and inputs for fair value measurements used in business combinations and in the transaction, impairments of cryptocurrencies, share-based compensation, and contingencies, including liabilities that the Company deems are not probable of assertion. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) Concentration of Credit Risk Arising from Cash Deposits in Excess of Insured Limits

The Company maintains cash in established U.S. and Canadian financial institutions that often will exceed federally insured limits. The Company has not experienced any losses in such accounts that are maintained at the financial institutions.

The Company maintains cash balances in its BTMs and in fiat wallets with cryptocurrency exchanges to facilitate the purchase and sale of cryptocurrencies. The cash balances in the BTMs are insured up to a specified limit. From time to time, the Company’s cash balance in the BTMs exceeds such limits. The Company had cash of $12.2 million and $16.0 million in BTMs at December 31, 2023 and December 31, 2022, respectively. Cash maintained in fiat wallets with cryptocurrency exchanges is not insured. The Company had $0.1 million and $2.5 million in cash with cryptocurrency exchanges as of December 31, 2023 and December 31, 2022, respectively.

A significant customer concentration is defined as one from whom at least 10% of annual revenue is derived. The Company had no significant customer concentration for the year ended December 31, 2023 and 2022.

(d) Cash and Cash Equivalents

Cash and cash equivalents includes cash maintained at various financial institutions, cryptocurrency exchanges, cash in transit, and cash in BTMs owned and leased by the Company.

Cash in transit consists of cash that is picked up by armored truck companies from the Company’s BTM machines but not yet deposited in the Company’s bank accounts. As of December 31, 2023 and December 31, 2022, the Company had cash in transit of $5.3 million and $7.8 million, respectively. Management evaluates cash in transit based on outstanding cash deposits on cash picked up by the armored truck companies, historical cash deposits and cash that is lost during transit, which is immaterial. The armored truck companies maintain insurance over theft and losses.

(e) Cryptocurrencies

Cryptocurrencies are a unit of account that function as a medium of exchange on a respective blockchain network, and a digital and decentralized ledger that keeps a record of all transactions that take place across a peer-to-peer network. The Company primarily purchases cryptocurrencies to sell to customers. The Company’s cryptocurrencies consisted primarily of Bitcoin (“BTC”) as of and for the year ended December 31, 2023 and BTC, Litecoin (“LTC”), and Ethereum (“ETH”) as of and for the year ended December 31, 2022. These are collectively referred to as “cryptocurrencies” in the consolidated financial statements.

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

Crypto Custody Asset and Safeguarding Liability

In accordance with Staff Accounting Bulletin 121 (SAB 121), the Company determined that it has a safeguarding obligation with respect to cryptocurrencies held in third-party operator wallets and in a shared wallet with one of its liquidity providers. The Company has certain obligations to safeguard these assets and/or private keys from loss, theft, or other misuse. The Company has adopted measures to safeguard crypto assets it secures, including establishing security around private key management to minimize the risk of theft or loss. The Company measures the safeguarding obligation liability initially and subsequently at the fair value of the digital asset per the principal market in accordance with ASC 820, Fair Value Measurement, at midnight UTC on the last day of the reporting period. The custody asset is measured in the same manner, however, the carrying amount may be adjusted to reflect any actual or potential safeguarding loss events, such as those resulting from fraud or theft.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company purchases cryptocurrencies, which are held in the Company’s hot wallets, on a just-in-time basis to facilitate sales to customers and mitigate exposure to volatility in cryptocurrency prices. After June 30, 2022, the Company only sells its cryptocurrencies to its customers from its BTM kiosks and BDCheckout locations in exchange for cash, for a prescribed transaction fee applied to the current market price of the cryptocurrency at the time of the transaction, plus a predetermined markup. When the cryptocurrency is sold to customers, the Company relieves the adjusted cost basis of its cryptocurrency, on a first-in, first-out basis within cost of revenue (excluding depreciation and amortization). In the fourth quarter of 2022, the Company discontinued the sale of ETH and LTC to its customers.

During the year ended December 31, 2021, the Company purchased quantities of cryptocurrencies in excess of expected sales and began selling these cryptocurrencies to customers, on exchange or distributing to the Member during the year ended December 31, 2022. Upon disposition, the Company relieved the adjusted cost basis of the cryptocurrencies with any gains recorded to cost of revenue (excluding depreciation and amortization).

The related cash flows from purchases and sales of cryptocurrencies are presented as cash flows from operating activities on the consolidated Statements of Cash Flows.

See Notes 2(i) and 2(j) to the consolidated financial statements for further information regarding the Company’s revenue recognition and cost of revenue related to the Company’s cryptocurrencies.

(f) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Finance leases for kiosk machines are stated at the present value of the future minimum lease payments, less accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred. The cost of assets sold, retired, or otherwise disposed of, and the related accumulated depreciation are eliminated from their respective accounts and any resulting gain or loss is recognized in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss) upon disposition.

Depreciation of property and equipment is determined using the straight-line method over the estimated useful lives of the assets, which are as follows:

Furniture and fixtures	7 years
Leasehold improvements	Lesser of estimated useful life or life of the lease
Kiosk machines - owned	5 years
Kiosk machines - leased	2-5 years
Vehicles	5 years

Depreciation expense for the year ended December 31, 2023 and 2022 totaled $11.3 million, and $17.3 million, respectively.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(g) Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to its fair value, which is normally determined through analysis of the future net cash flows expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the asset group exceeds the fair value of the asset group. There were no impairments of long-lived assets for the year ended December 31, 2023 and 2022.

(h) Goodwill and Intangible Assets, net

Goodwill represents the excess of the consideration transferred over the estimated fair value of the acquired assets, assumed liabilities, and any non-controlling interest in the acquired entity in a business combination. The Company tests for impairment at least annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs their annual test for impairment as of December 31 at the reporting unit level. There was no impairment of goodwill for the year ended December 31, 2023 and 2022.

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

The Company’s revenue from contracts with customers is principally comprised of a single performance obligation to provide cryptocurrencies when customers buy cryptocurrencies at a BTM kiosk, through BDCheckout or directly via an OTC trade. The Company discontinued its OTC sales in June 2022. BDCheckout sales are similar to sales from BTM kiosks in that, customers buy cryptocurrencies with cash; however, the BDCheckout transactions are completed at the checkout counter of retail locations, initiated using the Bitcoin Depot mobile app instead of through the BTM kiosks. OTC sales were initiated and completed through the Company’s website. Regardless of the method by which the customer purchases the cryptocurrency, the Company considers its performance obligation satisfied when control of the cryptocurrency is transferred to the customer, which is at the point in time the cryptocurrency is transferred to the customer’s cryptocurrency wallet and the transaction is validated on the blockchain.

The typical processing time for the Company's transactions with customers is 30 minutes or less. Through December 31, 2022, for reasons of operational practicality, the Company applied an accounting convention at period-ends to use the date of the transaction, which corresponded to the timing of the cash received, for purposes of recognizing revenue. The net impact from this accounting convention was a $0.1 million increase in revenue for the year ended December 31, 2022. Contract liabilities are amounts received from customers in advance of the Company transferring the cryptocurrencies to the customer’s wallet and the transaction validated on the blockchain. Contract liabilities are presented in “Deferred revenue” on the consolidated Balance Sheet as of December 31, 2023 are not material.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In a limited number of BTM kiosks, the Company has technology that allows customers to sell their cryptocurrencies to the Company. In these limited cases, the Company receives the customer’s cryptocurrencies in the Company’s hot wallet, and the kiosk dispenses U.S. Dollar (“USD”) to the selling customer. Because all orders are processed within a very short time frame (typically within minutes), no orders are pending when the customer receives cash upon completion of the transaction at the kiosk. Transaction fee revenue is recognized at the time the cash is dispensed to the customer. The cryptocurrencies are initially recorded at cost. Subsequently, they are measured at cost, net of any impairment losses incurred since acquisition, and reflected in Cryptocurrencies on the consolidated Balance Sheets.

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

Cryptocurrency expenses

Cryptocurrency expenses include the cost of cryptocurrencies, fees paid to obtain cryptocurrencies, impairment of cryptocurrencies, gains on sales of cryptocurrencies on exchange, fees paid to operate the third-party software on the BTM kiosks, and fees paid to transfer cryptocurrencies to customers.

Floorspace lease expenses

Floorspace lease expenses include lease expenses for floorspace leases related to the placement of BTM kiosks.

Kiosk Operations expenses

Kiosk operations expenses include the cost of kiosk repair and maintenance and the cost of armored trucks to collect and transport cash deposited into the BTM kiosks.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company presents cost of revenue in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss) exclusive of depreciation related to BTM kiosks and amortization of intangible assets related to software applications, tradenames and customer relationships.

(k) Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $5.6 million and $4.2 million for the year ended December 31, 2023 and 2022, respectively. Amounts are included in selling, general and administrative expenses in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

(l) Foreign Currency

The functional currency of the Company is the USD. The functional currency of Express Vending, Inc. is the Canadian Dollar. All revenue, cost and expense accounts recorded in foreign currencies are translated at an average of exchange rates in effect during the period. Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date. The resulting translation adjustments are recorded as a separate component of Stockholders’ and Member’s Equity, identified as accumulated other comprehensive loss. As a result of the integration of BitAccess (the Company’s controlled Canadian subsidiary) during 2022, the Company determined that the functional currency of BitAccess was the USD.

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

Mintz Assets, Inc., is treated as a corporation for federal income tax purposes. Intuitive Software, LLC., and its wholly owned subsidiary, Digital Gold, are treated as corporations for federal income tax purposes. BitAccess Inc., and Express Vending, Inc., are each taxed as Canadian corporations. For the year ended December 31, 2023 and 2022, there was no activity for Mintz Assets, Inc., Intuitive Software, LLC and Digital Gold. As such, there were no federal income taxes for these entities.

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

The effect of any tax rate change on deferred taxes is recognized in the period that includes the enactment date of the tax rate change. Realization of deferred tax assets is assessed on an annual basis and, unless a deferred tax asset is more likely than not to be utilized, a valuation allowance is recorded to write down the deferred tax assets to their net realizable value. In assessing the realizability of deferred income tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deductible temporary differences reverse. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. For uncertain income tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold are measured in order to determine the tax benefit recognized in the financial statements. The Company recognizes accrued interest related to unrecognized tax benefits as part of income tax expense. Penalties, if incurred, are recognized as a component of income tax expense.

The Global Intangible Low-taxed Income (GILTI) is a provision that was introduced by the Tax Cuts and Jobs Act. U.S. shareholders, who are domestic corporations, of controlled foreign corporations (CFCs) are eligible for up to an 80% deemed paid foreign tax credit (FTC) and a 50% deduction of the current year inclusion with the full amount of the Section 78 gross-up subject

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to limitation. This provision was effective for tax years of foreign corporations beginning after December 31, 2017. The Company has evaluated whether it has additional provision amount resulting from the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable amount related to GILTI as a current period expense when incurred. Amounts related to the GILTI inclusion are not material.

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

(o) Share-Based Compensation

BitAccess

The Company maintains an equity award plan under which the officers and employees of BitAccess were awarded various types of share-based compensation, including options to purchase shares of BitAccess common stock and restricted stock units.

For stock options, share-based compensation expense is based on the fair value of the awards on the date of grant, as estimated using the Black-Scholes option pricing model. The model requires management to make a number of assumptions, including the fair value and expected volatility of BitAccess' underlying BitAccess common stock price, expected life of the option, risk-free interest rate, and expected dividend yield. The fair value of the underlying stock is estimated the fair value of BitAccess common stock on the date of grant. The expected stock price volatility assumption for BitAccess' stock is determined by using a weighted average of the historical stock price volatility of comparable companies from a representative peer group, as BitAccess stock is not actively traded. The Company uses historical exercise information and contractual terms of options to estimate the expected term. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury zero coupon bonds with terms consistent with the expected term of the award at the time of grant. The expected dividend yield assumption is based on BitAccess’ history and expectation of no dividend payouts.

2023 Omnibus Incentive Plan

In conjunction with the close of the Transaction the Company established the Bitcoin Depot Inc. 2023 Omnibus Incentive Plan (the “Incentive Plan”) under which officers, directors, and employees may be awarded various types of share-based compensation, including but not limited to, restricted stock, stock options, and restricted stock units. Under the Incentive Plan, the Company has granted time-based and issued performance-based restricted stock units ("RSUs"). The Company recognizes compensation expense for the RSUs in accordance with ASC 718 - Compensation - Stock Compensation, ("ASC 718").

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For RSUs, share-based compensation expense is based on the fair value of the Company’s Class A common stock at the closing price on the day before the date of grant. Share-based compensation expense associated with time-based RSUs is recognized on a straight-line basis over the award’s requisite service period (generally the vesting period). Share-based compensation expense associated with performance-based RSUs is determined based on the number of performance-based RSUs that are earned based on the Company's achievement of certain adjusted EBITDA targets that are determined and approved by the Company's Compensation Committee at its sole discretion. Forfeitures of awards granted under the Incentive Plan are accounted for at the time the forfeiture occurs.

(p) Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a global, consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment and one reportable segment, and substantially all of the Company's revenues and long-lived assets are located in the U.S.

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

(s) Earnouts

At the closing of the Merger, GSRM received a total of 1,075,761 earnout shares (“Sponsor Earnout Shares”) in the form of Class E common stock of the Company. In current form, the Sponsor Earnout Shares are represented by the Company’s Class E-1, E-2, and E-3 common stock, each class comprising of one-third (1/3) of the total Sponsor Earnout Shares, or 358,587 shares each. Class E-1 Shares automatically convert to Class A common stock if during the seven-year period following the closing of the Merger, the Company’s stock price is greater than $12.00 over 10 trading days (which may be consecutive or not consecutive) within any 20 consecutive trading days (“First Milestone”). Class E-2 and Class E-3 are subject to similar milestones. The “Second Milestone” is reached when the Company’s stock price is greater than $14.00 per share over any 10 trading days (which may be consecutive or not consecutive) within any 20 consecutive trading days during the seven-year period following the Merger. The “Third Milestone” has a threshold of $16.00 per share over any 10 trading days (which may be consecutive or not consecutive) within any 20 consecutive trading days during the 10-year period following the Merger.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnout Shares have been recorded in connection with the reverse recapitalization accounting as part of the adjustment to accumulated deficit due to the absence of additional paid in capital.

In connection with the Merger, the BT Earnout will be settled in Common Units which represent non-controlling interest, to be measured under the hypothetical liquidation at book value method, as described further in Note 11.

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

(3) Recent Accounting Pronouncements

Accounting Pronouncement Adopted

In October 2021, the FASB issued Accounting Standards Update ("ASU") 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination as if the acquiring entity had originated the contracts. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted this accounting standard effective January 1, 2023 with no impact on the consolidated financial statements.

In March 2022, the SEC issued SAB No. 121 (SAB 121), “Accounting for obligations to safeguard crypto-assets an entity holds for platform users,” which adds interpretive guidance requiring an entity to consider when they have obligations to safeguard crypto-assets held for their platform users. The Company adopted SAB 121 as of June 30, 2022 with retrospective application as of January 1, 2022. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies that contractual sale restrictions are not considered in measuring fair value of equity securities and requires additional disclosures for equity securities subject to contractual sale restrictions. The standard is effective for public companies for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company adopted this update effective January 1, 2024 and did not have a material impact on the consolidated financial statements.

Accounting Pronouncement Pending Adoption

In October 2023, the FASB issued ASU 2023-06 "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosures Update and Simplification Initiative". The guidance amends certain disclosure and presentation requirements related to the statement of cash flows, accounting changes and error corrections, earnings per share, interim reporting, commitments, debt, equity, derivatives, transfers and services and various industry specific guidance. For entities subject to the SEC's existing disclosure requirements, the effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the existing disclosure requirements, the amendments will not become effective. Early adoption is not permitted. The Company is in the process of assessing the overall impact of adopting this guidance on its disclosures.

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". The amendments require entities to disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

requirements for entities with a single reportable segment, and contain other disclosure requirements. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is still assessing the impacts to its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires companies to break out their income tax expense, income tax rate reconciliation and income tax payments made in more detail. For public companies, the requirements will become effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is still assessing the impacts to its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-08 "Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60) Accounting for and Disclosure of Crypto Assets". ASU 2023-08 will require entities to measure crypto assets that meet the scope criteria at fair value and to reflect changes in fair value in net income each reporting period. The amendments in ASU 2023-08 will also require entities to present crypto assets measured at fair value separately from other intangible assets on the balance sheet and changes in the fair value measurement of crypto assets separately from changes in the carrying amounts of other intangible assets on the income statement. The amendments in the ASU are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). The Company is still assessing the impacts to its consolidated financial statements.

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

PIPE Financing

On June 23, 2023, GSRM entered into a private placement agreement with certain subscribers (“Subscribers”). Concurrently with the closing of the Merger, the Subscribers purchased 4,300,000 shares of Series A Preferred Stock in exchange for a subscription receivable (“Subscription Receivable”). The terms of the Subscription Receivable provided that the Subscribers would pay a purchase price of up to $43.3 million if the trading price of the Company’s Class A common stock exceeded certain hurdle prices ranging from $10.50 to $11.39 per share over the period from September 2023 through February 2024 (or April 2024 if the Company elected certain extensions). The price paid by the Subscribers would be reduced if the trading price did not exceed the hurdle price and, if the Class A common stock trading price declined to zero, could have resulted in the Company making a cash payment to the Subscribers of up to $10.9 million (or $12.1 million if the Company elected to extend the observation period).

For purposes of determining the settlement payments under the Subscription Receivable, the notional amount of 5,000,000 shares consisted of (a) the 4,300,000 shares of Series A Preferred Stock sold at the closing of the Merger, and (b) 700,000 shares of Class A common stock that were held by the Subscribers prior to the consummation of the Merger. The Subscribers also entered into non-redemption agreements with the Company and received additional shares of Class A common stock in exchange for their

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commitments not to redeem in connection with the Merger. See the discussion below under GSRM Share Issuance for further information.

The Series A Preferred Stock issued to the Subscribers was recorded in stockholders’ equity at a fair value of approximately $13.9 million based on the price of the Company’s Class A common stock as the Series A Preferred Stock are convertible at any time by the Subscribers on a 1:1 basis.

The Subscription Receivable represented a hybrid financial instrument comprising a subscription receivable and a compound embedded derivative. The host subscription receivable was recognized at fair value as a reduction to stockholders’ equity. The embedded derivative represented a net cash settled forward contract with a value that is indexed to the trading price of the Company’s Class A common stock and was bifurcated pursuant to subtopic ASC 815-15 – Embedded derivatives and was initially recorded as a liability at de minimus fair value at inception, with changes in fair value recognized in earnings.

On October 11, 2023, the PIPE Agreement was settled with the Subscribers for de minimus consideration. The effects of the settlement resulted in the elimination of the subscription receivable and the embedded derivative liability with the difference being recorded as other expenses within Other (expense) income in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss). For the year-ended December 31, 2023, the Company recognized approximately $15.2 million in expenses related to the agreement including $13.9 million of expense related to the fair value of the Series A Preferred Shares and $1.3 million of other transaction-related expenses.

Non-Redemption Agreements

Prior to the Merger, GSRM entered into voting and non-redemption agreements (“Voting and Non-Redemption Agreements”) with unaffiliated third parties (“Non-Redeeming Stockholders”) in exchange for such Non-Redeeming Stockholders, including the Subscribers referenced above, agreeing to either not redeem or to reverse any previously submitted redemption request with respect to an aggregate of 6,783,000 shares of the Company’s Class A common stock sold in its initial public offering (“Non-Redeemed Shares”) and to allow the Company, without another stockholder vote, to further extend the date to consummate an initial business combination on a monthly basis up to eight times by an additional one month each time after July 1, 2023 (each one month extension, a “Monthly Extension”), until March 1, 2024, unless the closing of an initial business combination shall have occurred prior thereto (the “Extension”).

GSRM Share Issuance

In exchange for the commitments not to redeem such Non-Redeemed Shares, GSRM agreed to issue to the Non-Redeeming Stockholders an aggregate of 67,830 shares (“Commitment Shares”) (representing 1% of the Non-Redeemed Shares) of the Company’s Class A common stock. The Non-Redeeming Stockholders also received 135,660 shares (“Extension Shares”) of the Company’s Class A common stock in connection with the initial extension. Additionally, a backstop fee was paid immediately upon closing of the Merger, which was paid to all Non-Redeeming Stockholders, except for one investor, to which the Company paid the backstop fee in the form of 454,350 shares of the Company’s Class A common stock. In total, the Company issued 657,840 shares of Class A common stock at the closing of the Merger and $18.7 million of cash was paid out of the SPAC trust account proceeds. The cash paid by GSRM to Non-Redeeming Stockholders of $18.7 million reduced GSRM’s trust account balance at closing of the Merger. In connection with the reverse recapitalization, the Company recorded the remaining trust account balance and other net liabilities as an adjustment to accumulated deficit on the consolidated Balance Sheet and Statement of Changes in Stockholders’ Equity and Member's Equity. The expenses related to the Non-Redemption Agreements and the GSRM Share Issuance described above have been recognized in the GSRM Statement of Operations as these transactions occurred prior to the Merger.

Bonus Agreements

The Company entered into sale bonus agreements with an officer and an employee of Bitcoin Depot as part of the Merger and agreed to pay bonuses to these individuals based on the results of the Merger. The Company paid in cash an aggregate bonus compensation of $0.8 million as of year end December 31, 2023 and granted 120,500 restricted stock units related to the sale bonus agreement. The compensation expense is included in selling, general and administrative expenses in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Additionally, as part of the closing of the Transaction, the Company issued 500,000 Class A Common shares to the Chief Executive Officer. See Note 19 Share-Based Compensation for additional details.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Related Party Transactions

During the year ended December 31, 2023, the Company distributed to BT Assets 112.4 LTC and 7.5 ETH with a total cost basis of $0.02 million. During the year ended December 31, 2022, the Company distributed to BT Assets 2,760 ETH with a total cost basis of $4.6 million. Total cash distributions made to BT Assets during the year ended December 31, 2023 and December 31, 2022 were $15.0 million and $11.4 million, respectively and are classified as cash outflows from financing activities in the Consolidated Statements of Cash Flows. The total cash and non-cash distributions are reflected in the consolidated Statement of Changes in Stockholders’ Equity and Member's Equity.

At the closing of the Merger, the Company entered into the Tax Receivable Agreement with by and among Bitcoin Depot Inc, HoldCo, and BT Assets. Pursuant to the Tax Receivable Agreement, the Company is generally required to pay BT Assets 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign income taxes that the Company realizes, or in certain circumstances are deemed to realize. See Note 18. Income Taxes for further discussion.

In connection with the closing of the Merger, the Company entered into separate indemnification agreements with its directors and executive officers. These agreements, among other things, require the Company to indemnify its directors and executive officers for certain costs, charges and expenses, including attorneys’ fees, judgments, fines and settlement amounts, reasonably incurred by a director or executive officer in any action or proceeding because of their association with the Company or any of its subsidiaries. No amounts have been recognized related to these agreements as of December 31, 2023.

On September 28, 2023, the Company entered into an advisory agreement with SPAC Advisory Partners, LLC ("SAP"). The agreement is for capital markets advice. SAP is managed by the same investment professionals that managed GSRM prior to the Merger. Total fees associated with their advisory services on a success basis is $0.3 million and are recorded in selling, general and administrative expenses in the consolidated Statements of Income.

(6) Revenue

Revenue disaggregated by revenue stream is as follows (in thousands):

	Year Ended December 31,
	2023	2022
BTM Kiosks	$686,314	$639,965
BD Checkout	1,149	692
OTC	—	2,080
Company Website	879	173
Software Services	575	3,185
Hardware Revenue	50	735
Total Revenue	$688,967	$646,830

(7) Cost of Revenue (Excluding Depreciation and Amortization)

Cost of Revenue (excluding depreciation and amortization) is comprised of expenses associated with the selling of cryptocurrencies and operating the Company’s BTM kiosks, excluding depreciation and amortization. The following table presents cost of revenue (excluding depreciation and amortization) by category (in thousands):

	Year Ended December 31,
	2023	2022
Cryptocurrency expenses	$534,234	$519,347
Floorspace lease expenses	34,616	39,765
Kiosk operations expenses	19,088	15,423
Total Cost of Revenue (excluding depreciation and amortization reported separately)	$587,938	$574,535

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of cryptocurrency expenses (in thousands):

	Year Ended December 31,
	2023	2022
Cost of Cryptocurrency (1) - BTM Kiosk	$532,356	$513,951
Cost of Cryptocurrency (1) - OTC	—	1,958
Cost of Cryptocurrency (1) - BDCheckout	985	595
Software Processing Fees	280	2,519
Exchange Fees	22	119
Mining Fees	575	195
Software Processing Fee - BDCheckout	16	10
Total cryptocurrency expenses	$534,234	$519,347

(1)
Cost of Cryptocurrency includes impairment losses recognized on cryptocurrencies net of any gains recognized from sales of cryptocurrencies on an exchange. Impairment of $7.7 million and $6.8 million were offset by $0.1 million and $2.3 million gains from the sale of cryptocurrencies on exchange for the year ended December 31, 2023 and 2022, respectively.

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

The following table reconciles amounts excluded from the cost of revenue (excluding depreciation and amortization) caption in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss) included in total depreciation and amortization expense in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the period presented (in thousands):

	Year Ended December 31,
	2023	2022
Depreciation of owned BTM kiosks	$2,447	$3,474
Depreciation of leased BTM kiosks	8,492	13,729
Amortization of intangible assets	1,516	1,514
Total depreciation and amortization excluded from cost of revenue	$12,455	$18,717
Other depreciation and amortization included in operating expenses	333	66
Total depreciation and amortization	$12,788	$18,783

(8) Fair Value Measurements

Contingent Consideration

The following table presents the changes in the estimated fair value and level of the contingent consideration liability, as of: (in thousands):

	Level 1	Level 2	Level 3
Beginning balance - January 1, 2022	$—	$—	$2,879
Change in fair market value	—	—	962
Payment	—	—	(2,000)
Transfer out	—	—	(1,841)
Transfer in	1,841	—	—
Ending balance - December 31, 2022	1,841	—	—
Change in fair market value	159	—	—
Payment	(2,000)	—	—
Ending balance - December 31, 2023	$—	$—	$—

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent consideration related to the BitAccess acquisition in July 2021 was measured at the probability-weighted fair value at the date of acquisition, which was estimated by applying an income valuation approach based on Level 3 inputs consisting primarily of a discount rate and probability of achieving the performance metrics. During the year-ended December 31, 2022, the Company made the first year payment of $2.0 million to the former owners of BitAccess as the performance conditions were determined to have been met. In addition, the Company amended the contingent consideration arrangement to remove the performance conditions for the second year payment such that the full $2.0 million related to the second year payment would be paid out in accordance with the agreement on July 31, 2023. As a result of the change in the agreement, the contingent liability changed from Level 3 to Level 1, in accordance with ASC 820. The change in fair value of the contingent consideration is recognized in interest expense in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2023 and 2022. The difference between the recorded fair value of the payments and the ultimate payment amounts was not material to any period. In July 2023, in accordance with the BitAccess acquisition agreement, the Company paid $2.0 million to settle the remaining contingent consideration.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The Company’s non-financial assets, such as goodwill, intangible assets, property and equipment, operating lease right-of-use assets, and cryptocurrencies are adjusted down to fair value when an impairment charge is recognized. Certain fair value measurements are based predominantly on Level 3 inputs. No impairment charges related to goodwill, intangible assets, operating lease right-of-use assets and property and equipment have been recognized for the year ended December 31, 2023 and 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value of the Company’s cryptocurrency reflects any impairment charges recorded since its purchase or receipt.

The Company's safeguarding liability and corresponding asset are valued using quoted prices on the principal market which are Level 1 inputs. The Company was not aware of any actual or possible safeguarding loss events as of December 31, 2023, and accordingly, the bitcoin safeguarding obligation liability and the corresponding asset were recorded at the same value. The fair value of the safeguarding asset and liability is recognized in Prepaid and other current assets and Accrued expenses and other current liabilities on the Consolidated Balance Sheets, see Note 9 and 10, respectively. Due to the change in fair values of the cryptocurrency and the variability of quantity held at each reporting period, the Company anticipates these balances could change significantly at the end of each reporting period.

Assets and Liabilities Not Measured and Recorded at Fair Value

The Company considers the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses (excluding contingent consideration) in the consolidated financial statements to approximate fair value due to their short maturities.

The Company estimates the fair value of its fixed-rated notes payable based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. As of December 31, 2023, the estimated fair value of the fixed-rated notes was approximately $22.1 million and the carrying value was $21.1 million.
(9) Prepaid and Other Current Assets

The following table presents Prepaid and other current assets (in thousands):

	As of December 31,
	2023	2022
Prepaid expenses	$2,334	$1,328
Cryptocurrency safeguarding asset	3,040	—
Other current assets	1,180	687
Prepaid expenses and other current assets	$6,554	$2,015

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Accrued Expenses and Other Current Liabilities

The following table presents Accrued expenses and other current liabilities (in thousands):

	As of December 31,
	2023	2022
Payables to liquidity providers	$5,143	$1,665
Cryptocurrency safeguarding liability	3,040	—
Earnout liability	—	1,841
Accrued expenses	13,362	7,803
Accrued expenses and other current liabilities	$21,545	$11,309

(11) Non-controlling Interests

The following table presents the changes in the balances of non-controlling interests for the year ended December 31, 2022 and December 31, 2023 (in thousands):

	BitAccess	BT HoldCo	Total
Beginning balance January 1, 2022	$1,432	$—	$1,432
Stock compensation	1,230	—	1,230
Net (loss)	(432)	—	(432)
Ending balance December 31, 2022	$2,230	$—	$2,230
Distributions	—	(2,294)	(2,294)
Stock compensation	702	—	702
Foreign currency translation	—	17	17
Recapitalization	—	9,866	9,866
Net (loss) income	(225)	14,891	14,666
Ending balance December 31, 2023	$2,707	$22,480	$25,187

Non-controlling Interest - BitAccess

In July 2021, the Company obtained a controlling interest in BitAccess Inc. in a business combination. The un-affiliated interest in BitAccess Inc. is reported as non-controlling interests in the accompanying consolidated financial statements. As of December 31, 2023 and December 31, 2022, the non-controlling interest ownership was 17.86% and 15.31%, respectively.

The non-controlling interest has certain rights as defined in the Amended and Restated Shareholders Agreement, including the right, but not the obligation, to cause the Company to purchase the non-controlling interest immediately prior to a liquidity event (as defined in the Amended and Restated Shareholders Agreement) at the fair value of the non-controlling interest as of the liquidity event. The non-controlling interest is not mandatorily redeemable. The Company also holds a right, but not an obligation, to cause the non-controlling interest holders to sell the non-controlling interest under the same conditions. The Merger was not considered to be a liquidity event as defined in the agreement.

Non-controlling Interest - BT HoldCo

The Company is the primary beneficiary of BT HoldCo. The majority stockholder of BT HoldCo, BT Assets, holds 41,200,000 common units, and 2,900,000 preferred units of BT HoldCo, along with 44,100,000 Class V voting, non-economic shares in the Company. BT Assets has the right to exchange the common units, together with a corresponding number of shares of Class V common stock, for, at the Company’s option, (i) shares of the Company’s Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of the Company’s Class A common stock). The ownership interests in BT HoldCo held by BT Assets represent the non-controlling interest not directly attributable to Bitcoin Depot and are reported as part of non-controlling interests in BT HoldCo on the accompanying consolidated financial statements. As of December 31, 2023, BT Assets has not exchanged any common units.

The preferred units are entitled to a $10.00 per unit preference (total preference of $29.0 million) on liquidation or distribution before any distributions may be made to other unitholders (other than certain permitted tax distributions).After the close of the Merger, up to

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$29.0 million of the net income from BT OpCo may be allocated to BT HoldCo. If net income exceeds $29.0 million, such excess income will be allocated to Bitcoin Depot and BT HoldCo based on their pro rata economic ownership interest in BT OpCo. When the preference amount is paid, the preferred units are automatically converted to common units. As such, the Company uses the hypothetical liquidation at book value (“HLBV”) method to determine its equity in the earnings of BT HoldCo. Under the HLBV method, a calculation is prepared at each balance sheet date to determine the amount that the Company would receive if BT HoldCo were to liquidate all of its assets (at book value in accordance with U.S. GAAP) on that date and distribute the net proceeds to the partners based on the contractually-defined liquidation priorities. The difference between the net assets at the beginning and end of the period, after adjusting for capital contributions, tax distributions, stock compensation and distributions, is the Company’s income or loss from BT HoldCo for the period.

As of December 31, 2023, the non-controlling interest ownership of BT HoldCo was 72.6% and the non-controlling interests measured under the HLBV method were $25.2 million.

BT Assets also holds 15,000,000 BT Earnout units, which are discussed in more detail at Note 16.

(12) Cryptocurrencies

Cryptocurrency transactions

Cryptocurrencies are accounted for as indefinite-lived intangible assets and are recognized at cost, net of impairment losses. Impairments are recorded whenever the fair value of the cryptocurrency decreases below its carrying value at any time during the period from acquisition. After an impairment loss is recognized, the adjusted carrying amount of the cryptocurrency becomes its new accounting basis and this new adjusted cost basis will not be adjusted upward for any subsequent increase in fair value.

The carrying values of cryptocurrencies were the following at December 31, 2023 and December 31, 2022 (in thousands):

Cryptocurrency	2023	2022
BTC	$711	$523
ETH	1	9
LTC	—	8
	$712	$540

The following tables present additional information about the adjusted cost basis of cryptocurrencies (in thousands):

	BTC	ETH	LTC	Total
Beginning balance—January 1, 2023	$523	$9	$8	$540
Purchase or receipts of cryptocurrency	534,947	4	3	534,954
Cost of cryptocurrencies sold or distributed	(527,036)	(12)	(11)	(527,059)
Impairment of cryptocurrencies	(7,723)	—	—	(7,723)
Balance—December 31, 2023	$711	$1	$—	$712

	BTC	ETH	LTC	Total
Beginning balance—January 1, 2022	$563	$5,988	$6	$6,557
Purchase or receipts of cryptocurrency	520,487	2,423	2,510	525,420
Cost of cryptocurrencies sold or distributed	(513,750)	(8,395)	(2,471)	(524,616)
Impairment of cryptocurrencies	(6,777)	(7)	(37)	(6,821)
Balance—December 31, 2022	$523	$9	$8	$540

Purchases or receipts of cryptocurrency consists of: (a) cash paid by the Company to purchase cryptocurrencies on various exchanges and from liquidity providers and related transaction costs to acquire the cryptocurrencies, (b) receipts of cryptocurrency sold to the Company by customers at the BTM kiosks, and (c) receipts of cryptocurrency by the Company as consideration for company website and software services revenue. Costs of cryptocurrencies sold or distributed represents the adjusted cost basis of cryptocurrencies sold to customers or payments made in cryptocurrencies, recorded through the date of disposition.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may be extended short-term credits from various exchanges and liquidity providers to purchase Bitcoin. The trade credits are generally due and payable in cash within days after they are extended. As of December 31, 2023 and December 31, 2022, the Company had $5.1 million and $1.7 million outstanding within “Accrued expenses and other current liabilities” on the Consolidated Balance Sheets, respectively.

(13) Goodwill and Intangible Assets, net

Intangible assets, net were comprised of the following at December 31, 2023 (in thousands, except for weighted-average period):

	Estimated life	Cost Basis	Accumulated Amortization	Net	Remaining Weighted-Average Amortization Period
Tradenames	5 years	$1,233	$(609)	$624	2.53
Customer relationships	5 years	2,574	(1,271)	1,303	2.53
Software applications	5 years	3,771	(1,862)	1,909	2.53
		$7,578	$(3,742)	$3,836

Intangible assets, net were comprised of the following at December 31, 2022 (in thousands, except for weighted-average period):

	Estimated life	Cost Basis	Accumulated Amortization	Net	Remaining Weighted-Average Amortization Period
Tradenames	5 years	$1,233	$(363)	$870	3.54
Customer relationships	5 years	2,574	(756)	1,818	3.54
Software applications	5 years	3,771	(1,108)	2,663	3.54
		$7,578	$(2,227)	$5,351

Amortization expense related to the intangibles with estimated lives of five years totaled $1.5 million and $1.5 million for the year ended December 31, 2023 and 2022, respectively. Amounts are included in depreciation and amortization in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Estimated future amortization expense as of December 31, 2023 approximately as follows (in thousands):

Amount
2024	$1,516
2025	1,516
2026	804
Total	3,836

There was no change in the amount of goodwill for the year ended December 31, 2023 and December 31, 2022.

(14) Notes Payable

Credit Agreement

On December 21, 2020, the Company entered into a credit agreement with a financial institution which provided for initial term loans in an aggregate principal amount of $25.0 million, comprised of two $12.5 million tranches, and which was subject to annual interest at a rate of 15% per annum (the “note”). In 2021, the Company utilized the delayed draw facility of the credit agreement and amended the note to provide an additional $15.0 million to fund the acquisition of BitAccess Inc. In March 2022, the note was again amended to provide an additional term loan in an aggregate principal amount of $5.0 million.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 23, 2023, the Company amended and restated its credit agreement (the "Amended and Restated Note") with its existing lender. Under the Amended and Restated note, the Company refinanced $20.8 million of the note which is subject to an annual interest at a rate of 17% per annum. The Company is required to make monthly interest payments and fixed principal payments every six months beginning on December 15, 2023 through June 15, 2026. In connection with the Amended and Restated Note, the Company repaid approximately $16.4 million of the outstanding principal balance, refinanced $20.8 million of the outstanding principal balance and paid an exit fee of $2.3 million. The Amended and Restated Note matures on June 23, 2026, at which time, any outstanding principal balance and any accrued interest become due. Additionally, the Company is required to pay an exit fee of $1.8 million upon maturity or prepayment and accordingly, has included this amount in the note payable, non-current in the Consolidated Balance Sheet. In conjunction with the transaction, Legacy Bitcoin Depot and BT Assets, Inc. were substituted for BT OpCo and BT HoldCo, LLC respectively. The Amended and Restated Note is collateralized by substantially all of the assets of BT HoldCo, LLC and Mintz Assets, Inc., Express Vending, Inc., Intuitive Software, LLC, Digital Gold Ventures, Inc. and BitAccess Inc. The Company is subject to certain financial covenants contained in the Amended and Restated Note, which require BT HoldCo and certain of its subsidiaries to maintain certain cash balances, and a maximum consolidated total leverage ratio, in addition to customary administrative covenants. The Company accounted for the Amended and Restated Note as a debt modification in accordance with ASC 470, Debt.

The Company deferred financing costs of approximately $2.4 million of cost (which includes an exit fee of $1.8 million) to the lender associated with refinancing of the note, which was reflected as a reduction of the Amended and Restated Note proceeds. The Company will recognize these deferred financing costs, along with the remaining unamortized deferred financing costs related to the original note, using the effective interest method over the term of the note.

Other Debt

In December 2023, the Company entered into a 36-month collateralized term loan with a financing company in the amount of $1.3 million to facilitate the purchase of previously leased kiosks (Note 23). In accordance with the term loan, the kiosks are collateral for the loan. The loan is subject to annual interest of 15.75% with interest and principal payments due monthly.

The Company transferred certain right-of-use assets recorded as finance leases held with the financing company to kiosks – owned and finance lease liabilities to notes payable during the year-ended December 31, 2023. The remaining unpaid obligation under these arrangements is $1.4 million as of December 31, 2023. Under these arrangements, the loans mature between June and August 2024 and is subject to annual interest of 17.81% with interest and principal payments due monthly.

Notes payable consisted of the following as of December 31, 2023 and December 31, 2022 (in thousands):

	Notes Payable as of December 31, 2023
	Credit Agreement	Other Debt	Total
Credit agreement	$19,920	$—	$19,920
Other debt	—	2,597	$2,597
Plus: exit fee due upon payment of credit agreement	1,764	—	1,764
Less: unamortized deferred financing costs	(3,195)	—	(3,195)
Total notes payable	$18,489	$2,597	$21,086
Less: current portion of notes payable	(2,283)	(1,702)	$(3,985)
Notes payable, non-current	$16,206	$895	$17,101

Note Payable as of December 31, 2022
Credit agreement	$39,419
Less: unamortized deferred financing costs	(1,847)
Total Note payable	$37,572
Less: current portion of credit agreement	(8,050)
Note payable, non-current	$29,522

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2023, aggregate future principal payments are as follows (in thousands):

	Aggregate Future Principal Payments at December 31, 2023
	Credit Agreement	Other Debt	Total
2024	$2,283	$1,702	$3,985
2025	3,320	414	3,734
2026	14,317	481	14,798
Total	$19,920	$2,597	$22,517

(15) Warrants

The following table summarizes the warrants outstanding as of December 31, 2023:

Class of Warrants	Number Outstanding
Public warrants	31,625,000
Private placement warrants	12,223,750
Total Warrants outstanding	43,848,750

Warrants

There are 43,848,750 warrants outstanding of which 31,625,000 (“Public Warrants”) were issued by GSRM at the time of its IPO and 12,223,750 (“Private Warrants” and together the “Warrants”) were issued by GSRM to GSR II Meteora Sponsor LLC (“Sponsor”). As a result of the Merger, these Warrants became Bitcoin Depot Warrants.

Each whole Warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share. A holder may exercise its warrants only for a whole number of shares of Class A common stock. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The Company may redeem the Public Warrants at a price of $0.01 per share if the closing price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period. The Private Warrants cannot be redeemed, even if sold or transferred to a non-affiliate. The Warrants will expire five years after the Closing Date, June 30, 2028, or earlier upon redemption or liquidation. The Company also has the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant, provided that the last reported sale price of Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the Public Warrant holders equals or exceeds $18.00 per share and provided certain other conditions are met.

The Private Warrants have terms and provisions that are identical to those of the Public Warrants, except the Private Warrants are not subject to redemption, and do not become subject to redemption after transfer to a non-affiliate (a distinction from other private placement warrants issued in connection with GSRM transactions).

The Warrants are accounted for as freestanding equity contracts and are classified in equity under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In connection with the Merger, the Warrants were recorded in connection with the reverse recapitalization accounting as part of the adjustment to accumulated deficit on the consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders’ Equity and Member's Equity.

(16) Earnouts

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the Sponsor Earnout Shares described above, BT HoldCo also issued earnouts (“BT HoldCo Earnout Units”), of which 1,075,061 were issued to the Company and 15,000,000 were issued to BT Assets, Inc. The BT HoldCo Earnout Units issued by BT HoldCo are subject to the same vesting conditions as the Sponsor Earnout Shares. Upon vesting, these units will be automatically exchanged into common units of BT HoldCo. BT HoldCo Earnout Units held by the Company mirror the Sponsor Earnout Shares arrangement as it is intended to maintain the UP-C corporation structure of the consolidated reporting group (i.e., for every Class A common stock share outstanding, the Company will own a corresponding Class A Unit in BT HoldCo). BT HoldCo Earnout Units issued to BT Assets, Inc. will impact the non-controlling interest recognized by the Company when these units vest.

The Earnout Shares (both Sponsor Earnout Shares and BT HoldCo Earnout Units) vest as follows:

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

During the year ended December 31, 2023, the market price of the Company's Class A common stock did not exceed required amount per share. Additionally, in accordance with the earnout provisions, the market price of the Company's Class A common stock did not exceed $12.00 per share for any 10 trading days within any consecutive 20 trading day period after the Merger to achieve the 1st vesting hurdle.

(17) Common Stock, Preferred Stock and Stockholders’ Equity

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

	As of December 31, 2023
	Class A	Class B	Class M	Class O	Class V	Class E	Series A Preferred
Shares authorized	800,000,000	20,000,000	300,000,000	800,000,000	300,000,000	2,250,000	50,000,000
Shares outstanding	13,482,047	—	—	—	44,100,000	1,075,761	3,125,000
Par value	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001

Class A Common Stock - Holders of Class A common stock are entitled to one vote per share. Any dividends paid to the holders of Class A common stock will be paid on a pro rata basis. On a liquidation event, any distribution to common stockholders is made on a pro rata basis to the holders of the Class A common stock.

Class B Common Stock - Holders of Class B common stock are entitled to one vote per share. Dividends shall not be declared or paid on shares of PubCo Class B common stock. On a liquidation event, the holders of shares of PubCo Class B common stock shall not be entitled to receive any assets of PubCo in the event of any such liquidation.

Class M Common Stock - Holders of Class M common stock are entitled to ten votes per share. Any dividends paid to the holders of Class M common stock will be paid on a pro rata basis. On a liquidation event, any distribution to common stockholders is made on a pro rata basis to the holders of the Class M common stock.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class O Common Stock - Holders of Class O common stock are entitled to one vote per share. Dividends shall not be declared or paid on shares of PubCo Class O common stock. On a liquidation event, the holders of shares of PubCo Class O common stock shall not be entitled to receive any assets of PubCo in the event of any such liquidation.

Class V Common Stock - Class V common stock are voting, non-economic shares and exchangeable, along with common units of BT HoldCo, into Class A common stock. Shares of Class V common stock are convertible into an equivalent number of shares (one-for-one) of Class A common stock automatically upon transfer, or the Majority Stockholder ceasing to beneficially own at least 20% of the voting power represented by the shares in Class V common stock.

Class E Common Stock - Class E common stock consists of three series: 750,000 shares of PubCo Class E-1 common stock (which shall not be entitled to vote), 750,000 shares of PubCo Class E-2 common stock (which shall not be entitled to vote), 750,000 shares of PubCo Class E-3 common stock (which shall not be entitled to vote). Dividends shall not be declared or paid on shares of PubCo Class E common stock. On a liquidation event, the holders of shares of PubCo Class E common stock shall not be entitled to receive any assets of PubCo in the event of any such liquidation. Shares of Class E common stock are convertible into an equivalent number of shares (one-for-one) of Class A common stock when the reported closing trading price of the common stock exceeds certain thresholds if, from the closing of the Merger until the tenth anniversary thereof, the reported closing trading price of the common stock exceeds certain thresholds and is subject to forfeiture terms. Refer to Note 16 for further discussion regarding the Class E common stock.

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

The Series A Preferred Stock is convertible at any time at the option of the holders into Class A common stock at an initial exchange ratio of 1:1, as adjusted for any dilutive events. The Series A Preferred Stock is economically identical to the Company’s Class A common stock and is therefore treated as another class of common stock for reporting purposes (i.e., net income per share calculation), and is classified in permanent equity. During the year ended December 31, 2023, 1,175,000 shares of Series A Preferred Stock were converted to shares of Class A common stock.

Registration Statement

On September 1, 2023, the Company’s registration statement registering the resale of up to 83,747,027 shares of Class A common stock, up to 43,848,750 shares of Class A common stock underlying Warrants and up to 12,223,750 Warrants to purchase Class A common stock was declared effective.

Share repurchase program

On September 22, 2023, the Company's Board authorized a share repurchase program pursuant to which the Company is authorized to repurchase up to $10.0 million of outstanding shares of its Class A common stock beginning immediately and continuing through and including June 30, 2024. The Company made an accounting policy election to measure the fair value of purchases or sales of securities, including purchases of its own shares as part of the share repurchase program, as of the trade date. As of December 31, 2023, 120,644 shares had been repurchased with a total cost of $0.3 million with an average cost per share of $2.31.

(18) Income Taxes

Income (loss) before provision for income taxes consisted of the following (in thousands):

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2023	2022
United States	$2,215	$7,784
Non-U.S.	(696)	(3,843)
Income before provision for income taxes and non-controlling interest	$1,519	$3,941

Significant components of the provision (benefit) for income taxes for the years ended December 31 are as follows:

	Year Ended December 31,
	2023	2022
Current:
Federal	$959	$—
State	380	647
Foreign	—	—
Total current provision for income taxes	1,339	647
Deferred:
Federal	(800)	—
State	(121)	26
Foreign	(369)	(278)
Total deferred provision for income taxes	(1,290)	(252)
Total provision for income taxes	$49	$395

Deferred income taxes and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A reconciliation of the income tax expense (benefit) at the statutory federal income tax rates as reflected in financial statements is as follows:

	Year Ended December 31,
	2023	2022
Federal income tax (benefit) at statutory rate	21.00%	21.00%
State taxes, net of federal benefit	(37.21)%	9.88%
Permanent differences	5.27%	12.30%
Transaction expenses	106.43%	—
Stock excise tax	22.08%	—
PIPE adjustment	190.66%	—
Shaolin fees	12.38%	—
R&D credits	(1.65)%	—
Change in valuation allowance	329.50%	4.53%
Foreign rate differential	(2.52)%	4.90%
Return to provision	(6.48)%	(1.53)%
Stock compensation	7.65%	—
Non-controlling interest	(417.17)%	(45.74)%
Partnership outside basis adjustments	(229.62)%	—
Global intangible low taxed income	5.35%	—
Other	(2.45)%	4.31%
Effective tax rate	3.22%	9.65%

In 2023, the effective tax rate differs from the statutory U.S. federal rate of 21.0% primarily due to the income or loss not being taxed due to the income and loss flowing through to its partners (non-controlling interest), and differences related to the foreign operations, transaction expenses, the PIPE adjustment, posting of the outside partnership basis difference, state taxes, valuation allowance adjustments, and book-tax adjustments relating to share-based compensation. In the 2022, the effective tax rate differs from the statutory U.S. federal rate of 21.0% primarily due to the income or loss not being taxed due to the income and loss flowing through to its partners (non-controlling interest), and permanent differences.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) consist of the following:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Foreign net operating loss carryforwards	$193	$122
Accrued expenses	906	—
Credits	37	—
Investment in partnership	5,169	—
Property and equipment	134	101
Start up costs	751	—
Deferred issuance costs	59	—
Cryptocurrency safeguarding liability	239	—
Foreign currency gains and losses	—	150
Other	65	31
Deferred tax assets before valuation allowance	7,553	404
Less: Valuation allowance	(5,169)	(225)
Deferred tax assets net of valuation allowance	$2,384	$179
Deferred tax liabilities:
Foreign currency gains and losses	$(171)	$—
Cryptocurrency safeguarding asset	(239)	—
Intangibles	(1,016)	(1,418)
Deferred tax liabilities	(1,426)	(1,418)
Total net deferred tax assets (liabilities)	$958	$(1,239)

As of December 31, 2023, the Company had Canada net operating loss carryforwards of $0.7 million, which will begin to expire in 2042, the Company also had capital loss carry forwards of $0.1 million which will carry forward indefinitely.

The Company’s largest change and deferred tax asset is the Company’s outside basis difference in its investment in BT HoldCo, arising in connection with the umbrella C-corporation structure undertaken as part of the Merger. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax asset generated from its partnership interest in BT HoldCo. Management determined based on applicable accounting standards and the weight of all available evidence, it was not more-likely-than-not (“MLTN”) that the Company will realize its deferred tax asset for the difference in tax basis in excess of the GAAP basis for its investment in BT HoldCo, as the Company will not realize until its investment is liquidated or sold. Consequently, the Company has established a valuation allowance of $5.2 million with respect to its deferred tax asset related to its investment in BT HoldCo. The Company’s change in valuation allowance from 2022 to 2023 was $5.2 million. The Company evaluated that the remaining deferred tax assets of $2.4 million will be recoverable due to significant taxable income at Bitcoin Depot, Inc.

The total liability for unrecognized income tax benefits was approximately $0.8 million as of December 31, 2023, of which included less than $0.1 million of penalties and interest. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company believes that it is reasonably possible a decrease of up to $0.8 million in unrecognized tax benefits, which will occur within the coming 12 months.

In accordance with the Company’s adoption of SAB 121, the Company recognized a deferred tax liability on the safeguarded asset and an offsetting deferred tax asset on the safeguarded liability. In the unlikely event of loss or theft to the safeguarded asset, the Company may be obligated to indemnify the customer for the loss, and could result in a change to the net deferred tax asset. As of December 31, 2023, the Company has not recognized any potential loss event and the SAB 121 deferred tax asset and liability are equal and offsetting.

The reconciliation below summarizes the Company's unrecognized tax benefits for the respective periods. These amounts primarily relate to state taxes in Texas.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2023	2022
Unrecognized tax benefits beginning of year	$518	$—
Gross change for current year positions	—	—
Increases for prior period positions	327	518
Decrease for prior period positions	—	—
Decrease due to settlements and payments	—	—
Decrease due to statute limitations	—	—
Unrecognized tax benefits end of the year	$845	$518

The Company is subject to taxation in the United States and various states, and Canada. As of December 31, 2023, tax years for 2022 are subject to examination by the tax authorities. In the normal course of business, the Company is subject to examination by federal, state, and Canadian jurisdictions, where applicable. There are currently no pending tax examinations in the U.S. or Canada. The Company has not received notice of examination by any jurisdictions in the U.S. or Canada.

As of December 31, 2023, the Company has made no provision for foreign or domestic income taxes on the cumulative unremitted earnings of our foreign subsidiaries. The Company intends to permanently reinvest all foreign earnings and have no intention to repatriate foreign earnings for the foreseeable future.

Tax Receivable Agreement

Upon the completion of the Merger, Bitcoin Depot is party to the Tax Receivable Agreement (“TRA”). Under the terms of that agreement, Bitcoin Depot generally will be required to pay BT Assets 85% of the tax savings, if any, that Bitcoin Depot Inc. realizes, or in certain circumstances is deemed to realize, as a result of certain tax attributes that are created as part of and after the Merger. The payment of cash consideration to BT Assets in connection with the transaction will result in aggregate payments under the Tax Receivable Agreement of approximately $0.9 million as of December 31, 2023. This amount does not take into account any future exchanges of BT HoldCo Common Units by BT Assets pursuant to the BT HoldCo Amended and Restated Limited Liability Company Agreement. The future amounts payable, as well as the timing of any payments, under the Tax Receivable Agreement are dependent upon significant future events, including (but not limited to) the timing of the exchanges of BT HoldCo Common Units and surrender of a corresponding number of shares of Bitcoin Depot Class V common stock, the price of Bitcoin Depot Class A common stock at the time of each exchange, the extent to which such exchanges are taxable transactions, the depreciation and amortization periods that apply to any increase in tax basis resulting from such exchanges, the types of assets held by BT HoldCo, the amount and timing of taxable income Bitcoin Depot generates in the future, the U.S. federal income tax rate then applicable and the portion of Bitcoin Depot’s payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. The Company has recognized a Tax Receivable Agreement liability of $0.9 million on the Consolidated Balance Sheets as of December 31, 2023. Changes in this liability will be recognized in future periods through the Other (expense) income caption on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

(19) Share-Based Compensation

BitAccess

BitAccess maintained a stock option plan for its employees under the Amended and Restated Stock Option Plan, (the “BitAccess Plan”). Pursuant to BitAccess Plan agreement, awards of stock options and restricted stock units (“BitAccess RSUs”) are permitted to be made to employees and shareholders of BitAccess. As of December 31, 2023, all awards under the BitAccess Plan had been issued.

The options under the BitAccess Plan generally vest over a two-year period following the one-year anniversary of the date of grant and expire not more than 10 years from the date of grant.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the BitAccess Plan’s stock option activity and related information is as follows:

	Amount or number of Options	Weighted-average exercise price	Weighted-average remaining contractual term	Weighted-average grant-date fair value
Outstanding at January 1, 2023	106,938	$1.04	8.86	$1.13
Granted	39,600	$2.86	9.01	$3.05
Exercised	(68,058)	$—	—	$4.44
Forfeited	(34,700)	$2.86	—	$3.07
Outstanding at December 31, 2023	43,780	$2.86	8.60	$1.21
Vested and exercisable at December 31, 2023	12,249	$—	—	$3.10

	Amount or number of Options	Weighted-average exercise price	Weighted-average remaining contractual term	Weighted-average grant-date fair value
Outstanding at January 1, 2022	308,253	$—	9.55	$4.44
Granted	84,380	$2.86	9.34	$3.10
Exercised	(240,195)	$—	—	$4.44
Forfeited	(45,500)	$2.86	—	$3.10
Outstanding at December 31, 2022	106,938	$1.04	8.86	$1.13
Vested and exercisable at December 31, 2022	1,719	$—	—	$3.02

The BitAccess RSUs under the BitAccess Plan generally vest over a two-year period beginning following the one-year anniversary of the date of grant and expire not more than 10 years from the date of grant. A summary of the BitAccess Plan’s BitAccess RSU award activity is as follows:

Restricted Stock Units
Outstanding at January 1, 2022	237,600
Issued	(156,458)
Outstanding at December 31, 2022	81,142
Forfeited	(25,641)
Exercised	(55,501)
Outstanding at December 31, 2023	—

The Company recognized compensation expense of $0.7 million and $1.2 million during the year ended December 31, 2023 and 2022, respectively, related to the BitAccess Plan. These amounts are included in selling, general and administrative expenses in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss). As of December 31, 2023, there was $0.1 million of unrecognized compensation expense related to BitAccess Plan’s unvested share options.

2023 Omnibus Incentive Plan

Pursuant to the Incentive Plan the Board is currently authorized to grant awards of Class A Common Stock, incentive stock options, non-statutory stock options, RSUs and restricted stock in an aggregate amount up to 6,029,445 shares of Class A common stock to eligible recipients, as defined in the Incentive Plan.

The Company recognized share-based compensation expense under the Incentive Plan of $3.4 million for the year ended December 31, 2023. This includes $1.6 million in expense related to the 500,000 shares of Class A common stock issued to the Chief Executive Officer at a fair value price of $3.23 per share, specified as the Post-Closing Founder Bonus in the Transaction Agreement, and $1.8 million associated with time-based RSUs. Share-based compensation expense is included within selling, general and administrative expenses in the consolidated Statement of Income (Loss) and Comprehensive Income (Loss).

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Time-based RSUs

The Company granted 1,473,585 time-based RSUs during 2023 and had unrecognized share-based compensation expense of $3.4 million as of December 31, 2023. The 2023 grants were as follows:

Employee awards

During the year ended December 31, 2023, the Company granted approximately 800,000 RSUs. One-third of these awards will cliff vest in July 2024, and the remaining two-thirds of the awards vest in quarterly installments following the initial cliff vest over the next two years. Additionally, the Company granted 224,000 RSUs, of which one-third of these awards will cliff vest in April 2024, and the remaining two-thirds of the awards vest in quarterly installments following the initial cliff vest over the next two years.

Merger close bonus and Board awards

In July 2023, as part the close of the Merger, the Company entered into an agreement for a Special Closing Bonus with an executive and another employee, in which the Company granted 241,000 time-based RSUs. These awards vest quarterly over one year from the grant date. Additionally, in conjunction with establishing our Board of Directors, we granted 175,000 time-based RSUs to the Company’s non-employee directors, and these RSUs cliff vest on the first anniversary of the grant date.

Phantom Equity Participation Plan

The Company had a Phantom Equity Participation Plan dated July 25, 2021 (the “Phantom Plan”) for certain employees. The Phantom Plan awards eligible participants performance units entitling the holder to receive cash payments contingent upon certain qualifying events. The performance units vest according to the terms approved in the Phantom Plan, contingent upon the employee remaining continuously in service with the Company through the date of the qualifying event. During the year ended December 31, 2023, the Company paid out $0.4 million and issued 35,000 RSUs from the 2023 Omnibus Incentive Plan, see below, to settle the Phantom Equity Participation Plan and the related obligation at the closing of the Merger. See 2023 Omnibus Incentive Plan for additional details regarding the issuance.

Performance-based RSUs

During the year ended December 31, 2023, the Company has issued approximately 1 million performance-based RSUs, which are related to various Adjusted EBITDA Targets over the next three years. These targets are established by the Compensation Committee on the certification date which will be April 1, 2024, April 1, 2025 and April 1, 2026. As a result, the grant date will be the certification date, and the Company has not recognized any compensation expense associated with the performance awards for the year ended December 31, 2023.

	Amount of RSUs	Weighted-average grant date fair value
Outstanding at January 1, 2023	—	$—
Granted	1,473,585	$3.59
Forfeited	(52,500)	$3.61
Delivered	(69,000)	$3.61
Outstanding at December 31, 2023	1,352,085	$3.59

(20) Net Income (loss) per Share

The Series A Preferred Stock have similar economic rights to the Class A common stock and management considers them to be in substance common shares for earnings per share (“EPS”) purposes. As a result, the weighted average Series A Preferred Stock outstanding during the period was included in the calculation of weighted average common stock outstanding. No other classes of shares with economic rights were outstanding during the period, and therefore, EPS was not presented for such classes. The Public and Private Warrants were considered in diluted EPS under the treasury stock method, if dilutive. The Class E common stock represents earnout arrangements that are contingently issuable into Class A common stock, and are only considered in the calculation of EPS once the

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock price milestones have been achieved. The non-controlling interest was considered in diluted EPS under the if-converted method, if dilutive.

The stock compensation expense related to Class A shares has been attributed entirely to Bitcoin Depot Inc. for purposes of the net income (loss) per share calculation within the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Additionally, for purposes of the net income (loss) per share calculation, because such amounts pertain to compensation expense that do not affect the net assets of BT HoldCo available for liquidation, they are not further attributed to the non-controlling interest holders under the HLBV method described in Note 11.

Management determined that EPS for periods prior to the Merger, was not considered meaningful due to the complexities of determining the weighted average stock outstanding as a result of the recapitalization. Accordingly, the computation of loss per share and weighted average common stock outstanding has only been presented for the period from the date of transaction close through December 31, 2023, as follows:

Year Ended December 31, 2023 (from the date of the close of the transaction)
Numerator:
Net income (loss) attributable to Bitcoin Depot Inc. Including Series A Preferred Stock - Basic and Diluted	$(26,102)
Denominator:
Weighted average common stock outstanding - basic and diluted	16,675,529
Net loss per share - Bitcoin Depot Inc.	$(1.57)

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

Class of security	Number of securities
PubCo Warrants - Public and Private	43,848,750
PubCo Class E Common Stock - Earnouts Units	1,075,761
BT OpCo Founder Convertible Preferred Units(1)(2)	2,900,000
BT OpCo Exchangeable Non-Controlling Interest(1)(2)	41,200,000
BT OpCo Earnouts Units(1)	15,000,000
2023 Incentive Plan RSU awards	1,352,145

(1)
Held at BT Assets and exchangeable into Class A common stock of the Company or cash upon the occurrence of certain conditions.
(2)
Held at BT Assets and can be exchanged into Class A common stock of the Company.

(21) Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. Employees who are over the age of 21 years are eligible to participate in the plan. Eligible employees may elect to defer a percentage of eligible compensation, which is subject to an annual limit of the lesser of 90% of eligible compensation or the maximum limit set by the IRS. The Company matches employee contributions up to a maximum of 50% of the participant’s compensation deferral, limited to 6% of the employee’s compensation. For the year ended December 31, 2023 and 2022, the Company made contributions of $0.2 million and $0.2 million to the plan. These expenses are included in selling, general and administrative expenses in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

(22) Significant Vendor

During the year ended December 31, 2022, the Company had a significant vendor from which they purchased substantially all of their BTM kiosks, and from which the Company licensed software which was embedded in the kiosks to facilitate cryptocurrency transactions. As the Company migrated substantially all of its legacy BTM kiosks from this third-party vendor to its BitAccess software platform during 2022, the Company no longer considers this a significant vendor as of December 31, 2022. For the year

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ended 2022, the Company purchased software services from this significant vendor of $2.3 million, which is included in cost of revenue (excluding depreciation and amortization) in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

(23) Leases

The Company adopted Topic 842 effective January 1, 2022 using the modified retrospective transition approach. The Company has elected to adopt practical expedients which permits it to not reassess its prior conclusions about lease identification, lease classification and initial direct cost under the new standard. The Company elected not to recognize right-of-use ("ROU") assets and lease liabilities for leases with terms of 12 months or less at lease commencement and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. The Company determines if an arrangement is a lease, or contains a lease, primarily by determining if the arrangement conveys to the Company the right to control or use an identified asset. The Company makes this determination at inception of a contract and when the terms of an existing contract are changed. The Company recognizes a lease liability and an ROU asset at the commencement date of each lease. For operating and finance leases, the lease liability is initially measures at the present value of the unpaid lease payments at the lease commencement date. The lease liability is subsequently measured at amortized cost using the effective-interest method. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before lease commencement date, plus any initial direct costs incurred less any lease incentives received. Variable payments are included in the future lease payments when those variable payments are included in the future lease payment when those variable payments depend on an index or a rate. The discount rate is the implicit rate, if it is readily determinable, or the Company’s incremental borrowing rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms and in a similar economic environment. The Company recognizes lease costs associated with short-term leases on a straight-line basis over the lease term. When contracts contain lease and non-lease components, the Company accounts for both components as a single lease component.

On adoption, the Company recognized operating lease liabilities of $0.6 million with corresponding ROU assets of $0.4 million which is the net of operating lease liabilities on adoption and deferred rent liability of $0.2 million at January 1, 2022. In connection with the adoption of ASC Topic 842, the Company reclassified existing capital lease obligations to finance lease obligations, which are presented as current installments of obligations under finance leases and obligation under leases, non-current on the consolidated Balance Sheets. There was no impact on the Statement of Changes in Stockholder's Equity and Member’s Equity for the adoption of Topic 842.

Floorspace leases

The Company has obligations as a lessee for floorspace. Generally, these leases arrangements meet the short-term lease criteria as the floorspace leases generally are cancellable by the Company with a 30 day or less notice, except for one arrangement. Accordingly, for the leases that are cancellable, the Company has applied the practical expedient that allows the Company to recognize short-term lease payments on a straight-line basis over the lease term on the consolidated Statements of Income (Loss) and Comprehensive Income (Loss). For those floorspace leases that have a noncancellable terms greater than 12 months, we record operating lease right-of-use assets and operating lease liabilities on the Consolidated Balance Sheets.

Office space leases

The Company has obligations as a lessee for office space under a noncancellable lease arrangement that expires in May 2025, with options to renew up to five years. Payments due under the lease contracts include mainly fixed payments. The lease for the office space is classified as an operating lease in accordance with Topic 842.

BTM Kiosk leases

The Company has obligations as a lessee for BTM kiosks. The leases for the BTM kiosks are classified as finance leases in accordance with Topic 842 that expire on various dates through June 30, 2026. The BTM kiosk lease agreements are for two or three year terms and include various options to either renew the lease, purchase the kiosks or exercise a bargain option to purchase the kiosk at the end of the term. Certain finance leases are personally guaranteed by the CEO and contain guarantees for return of equipment by the CEO.

During the year ended December 31, 2022, the Company amended the various existing lease agreements with a lessor through various amendments. Under these amendments, the Company extended the lease term and revised the purchase option to include a purchase requirement at the end of the lease term. Under the payment schedule, the Company will pay $1.9 million of the purchase price over 24 months beginning in January 2023 and will pay the remaining $7.0 million under the following payment schedule: (a) $1.9 million paid in April 2023; (b) $2.5 million paid in July 2023; (c) $1.3 million payable in October 2023; and (d) $1.3 million payable in January

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2024. As a result of the modifications, the Company remeasured its finance lease assets and liabilities on the dates of the modifications. The remeasurement increased net book value of the BTM kiosk by $8.9 million and increased the finance liability by $9.0 million at December 31, 2022. When the Company purchases the assets at the end of the finance lease, these assets will be amortized over the remaining useful life.

During the year ended December 31, 2023, the Company terminated three existing lease arrangement with a lessor and simultaneously entered into a new lease arrangement with a new lessor for 2,050 BTMs. Under this agreement, the new lessor agreed to purchase the BTM’s from the original lessor. Upon the termination of the original agreement, the Company removed the remaining right-of-use asset and the finance lease liability of $7.5 million and $5.7 million respectively and recognized a loss of $1.7 million recorded in other (expense) income in the consolidated Statement of Income (Loss) and Comprehensive Income (Loss). The new leases commenced on March 31, 2023, June 30, 2023 or September 30, 2023 and has a three year noncancellable period. Total fixed payments due on an undiscounted basis over the three year noncancellable period of the leases are $7.1 million. The Company will acquire the assets for a bargain purchase price of $1 at the end of the term. Due to the bargain purchase option, the Company classified the new lease as a finance lease. The Company recognized a finance lease liability of $5.7 million discounted at an interest rate implicit in the lease and a corresponding right-of-use asset of $5.7 million.

In December 2023, the Company entered into a finance agreement with a financing company to facilitate the purchase of 450 BTMs at the end of a lease with a lessor (Note 14) for $1.3 million. The Company recorded the cash flow impact of this agreement gross within the investing and financing sections of the consolidated Statements of Cash Flow. The company transferred the remaining $1.8 million worth of unamortized cost basis of the kiosk machines- leased to kiosk machines- owned.

The Company also transferred certain BTMs recorded as finance leases held with the financing company to kiosk machines – owned of $3.0 million in remaining unamortized cost basis and finance lease liabilities to notes payable of $1.3 million during the year-ended December 31, 2023. In addition, approximately $1.7 million of other finance leases ended during the year with the kiosks assets transferred to the Company. The Company recognized approximately $6.5 million net, of non-cash investing and financing activities associated with these agreements during the year ended December 31, 2023.

The components of the lease expense are as follows (in thousands):

	As of December 31,
	2023	2022
Finance lease expense:
Amortization of right-of-use-assets	$8,492	$13,729
Interest on lease liabilities	3,343	4,872
Total finance lease expense	$11,835	$18,601
Operating lease expense	293	220
Short-term lease expense	34,526	39,765
Total lease expense	$46,654	$58,586

	As of December 31,
	2023	2022
Other information:
Operating cash flows used for finance leases	$(3,343)	$(4,872)
Operating cash flows used for operating leases	$(318)	$(222)
Financing cash flows used for finance leases	$(14,005)	$(17,106)

	Year Ended December 31,
	2023	2022
Weighted-average remaining lease term - finance leases	1.61	1.96
Weighted-average remaining lease term - operating leases	2.32	2.25
Weighted-average discount rate - finance leases	17.9%	17.0%
Weighted-average discount rate - operating leases	16.6%	15.0%

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of the lease liability under the non-cancellable operating lease as of December 31, 2023 are as follows (in thousands):

Operating Leases
2024	$355
2025	221
2026	120
2027	30
Total undiscounted lease payments	726
Less: imputed interest	(128)
Total operating lease liability	$598
Less: operating lease liabilities, current	(279)
Operating lease liabilities, net of current portion	$319

Maturities of the lease liability under the non-cancellable finance leases as of December 31, 2023 are as follows (in thousands):

Finance Leases
2024	$7,910
2025	2,518
2026	675
Total undiscounted lease payments	$11,103
Less: imputed interest	(1,454)
Total finance lease liability	$9,649
Less: current installments of obligations under finance leases	(6,801)
Obligations under finance leases, excluding current installments	$2,848

(24) Commitments and Contingencies

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

(25) Subsequent Events

On March 26, 2024, the Company entered into a new amendment to the Amended and Restated Credit Agreement. This amendment provides for an additional principal amount of $15.7 million and specifies an exit fee equal to 8.5% of the additional principal amount, due and payable upon full repayment of the principal. This additional principal amount requires repayments of $0.6 million on June 15, 2025, $0.8 million on December 15, 2025, and $0.9 million on June 15, 2026, with all remaining amounts due upon maturity on June 23, 2026. As part of the new amendment, the Company recognized expenses of $0.5 million upon funding of the additional principal.

On March 13, 2024, the Company entered into a binding term sheet with a third-party to acquire kiosks with a total value of approximately $4.6 million. The Company intends to establish lease arrangements with third-party lessors as the kiosks become available. The Company expects to receive these kiosk over the next several months.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2023. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023 as a result of the material weaknesses described below.

The Company’s disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company in the reports it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting were not effective as of December 31, 2023 as a result of the material weaknesses described below.

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the preparation of the Company’s consolidated financial statements as of December 31, 2023, management identified material weaknesses in its internal control over financial reporting. The material weaknesses had not been remediated as of December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The material weaknesses identified related to (i) the fact that the Company did not have formalized system of internal control over financial reporting in place to ensure that risks are properly assessed, controls are properly designed and implemented and internal controls are properly monitored and functioning, (ii) the Company’s reliance on IT systems and the use of service organizations to initiate, process, and record transactions, for which it did not evaluate or test the respective control objectives and data provided by the service organizations, and did not maintain a sufficient complement of formally documented general IT controls over access, segregation of duties, security, and change management, (iii) the Company’s lack of technical accounting resources to analyze and apply technical accounting considerations, (iv) the Company having insufficient controls in place to prevent potential unauthorized activity related to cryptocurrencies, and (v) ineffective reconciliation controls over cash in transit. Management has concluded that these material weaknesses arose because, the Company did not have the necessary business processes, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

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

Notwithstanding the above identified material weaknesses, management believes the Consolidated Financial Statements as included in Part II of this Annual Report on Form 10-K fairly represent, in all material respects, the Company's financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements and Policies

During the three months ended December 31, 2023, the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted a “Rule 10b5-1 trading agreement” (each as defined in Item 408(a) and (c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

The following table sets forth certain information, as of April 1, 2024, concerning the persons who serve as our executive officers and directors:

Name	Age	Position
Brandon Mintz	29	President, Chief Executive Officer and Chairman
Scott Buchanan	33	Chief Operating Officer
Glen Leibowitz	54	Chief Financial Officer
Mark Smalley	55	Chief Compliance officer
Dan Gardner	42	Director
Jackie Marks	46	Director
Daniel Stabile	40	Director
Bradley Strock	61	Director
Tim Vanderham	45	Director

Brandon Mintz. Brandon Mintz has served as President, Chief Executive Officer, and Chairman of the board of directors of Bitcoin Depot since the Closing. Mr. Mintz founded and has served as the President and Chief Executive Officer of Bitcoin Depot since its inception in June 2016. Prior to founding Bitcoin Depot, Mr. Mintz founded and served as Chief Executive Officer of Premier Technologies, LLC beginning in November 2013. Mr. Mintz holds a B.B.A. in Marketing from the University of Georgia. Mr. Mintz was recognized by Ernst & Young as a finalist for the 2021 Southeast Entrepreneur of the Year. As the founder of Bitcoin Depot, we believe Mr. Mintz is qualified to serve as director because of his historical knowledge about the cryptocurrency industry, deep understanding of our business and entrepreneurial spirit and leadership.

Scott Buchanan. Scott Buchanan has served as a director and Chief Operating Officer of Bitcoin Depot since the Closing. Mr. Buchanan has served as Bitcoin Depot’s Chief Operating Officer since March 2022, and also served as Bitcoin Depot’s Chief Financial Officer from August 2020 to January 2023. From June 2019 to August 2020, Mr. Buchanan served as Bitcoin Depot’s Vice President of Finance/HR. Before his tenure at Bitcoin Depot, Mr. Buchanan worked at Acuity Brands (NYSE: AYI) in different finance-related roles beginning in December 2015. Mr. Buchanan holds a B.S. in Accounting from North Carolina State University and a Masters of Science in Accountancy from Wake Forest School of Business. Mr. Buchanan is a certified public accountant. We believe Mr. Buchanan is qualified to serve on Bitcoin Depot’s board of directors because of his finance-related expertise and credentials and his deep understanding of our business and operations.

Glen Leibowitz. Glen Leibowitz has served as Bitcoin Depot’s Chief Financial Officer since January 2023. Mr. Leibowitz previously served as Chief Financial Officer for Acreage Holdings, Inc. from March 2018 to April 2021. He has over 20 years of finance and accounting experience with expertise in building and scaling operations, improving controls and working to manage an organization through accelerated business growth, and has also served as a board member of not-for-profit organizations. From October 2016 to February 2018, Mr. Leibowitz worked as an independent consultant, advising clients in the financial services industry on GAAP accounting standards and SEC financial statement disclosure and presentation. From 2007 to 2016, Mr. Leibowitz held various key roles at Apollo Global Management LLC, including the accounting lead in taking the organization public in 2011. Under his tenure, he implemented the public reporting framework, accounting policies and directed the company-wide Sarbanes-Oxley program. Prior to Apollo, Mr. Leibowitz spent almost 10 years at PricewaterhouseCoopers focused on multiple complex foreign registrant financial statements and client IPO documents across sectors including: alternative asset managers, Internet/software, telecommunications, pharmaceutical, and mining.

Mark Smalley. Mark Smalley serves as a Compliance Officer of Bitcoin Depot. Mr. Smalley has served as Bitcoin Depot’s Chief Compliance Officer since March 2020. Before his tenure at Bitcoin Depot, Mr. Smalley worked at AML RightSource as a Risk & Regulatory Senior Manager from 2018 to 2020. He also served as a Risk & Regulatory Consultant at Crowe Horwath from 2014 to 2018. Prior to his time at Crow Horwath LLP, he held several key roles at KeyBank in different compliance-related roles beginning in October 2005. Mr. Smalley holds a BA in Political Science from University of Dayton, a JD from the School of Law at University of Akron, as well as an MBA in Executive Masters of Business Administration from Cleveland State University.

Non-Employee Directors

Dan Gardner. Dan Gardner has served as a director of Bitcoin Depot since the Closing. Mr. Gardner co-founded Gardner Capital Group and has served as its Chief Executive Officer since November 2020, and has been a Principal at Correlate, LLC and ValuFi, LLC since December 2020 and April 2021, respectively. He co-founded and has been a partner of GPF Holdings since April 2019, and of Nova Group, LLC since January 2021. He has also served as Senior Advisor at CentSai since August 2020. From February 2013 to November 2020, Mr. Gardner worked as a Consultant and Director of Strategic Accounts and Acquisitions at Paramount Management Group, a wholly owned subsidiary of Heller Capital, and since December 2021, he has served as a consultant to Paramount. During his tenure at Paramount, Mr. Gardner has led the consolidation of ATM companies across the continental United States and Puerto Rico. In January 2006, Mr. Gardner co-founded Select-A-Branch, an ATM software company, where he developed patented software capable of delivering branded, surcharge-free ATM transactions for an unlimited number of financial institutions at each ATM, which was acquired in February 2013 by Seven Bank, Ltd. Mr. Gardner serves on the advisory board of Univest Bank &

Trust. He also serves on the boards of two Philadelphia nonprofits: Impact Services Corporation and Philly Startup Leaders. Mr. Gardner holds a Bachelor of Science in Business Administration and Management from the College of Charleston. We believe Mr. Gardner is qualified to serve on Bitcoin Depot’s board of directors because of his expertise in both business development strategies and transportation in the electronic payments industry as well as his significant mergers and acquisitions experience and related ability to provide valuable insight and guidance.

Jackie Marks. Jackie Marks has served as a director of Bitcoin Depot since the Closing. Ms. Marks served as Chief Financial Officer of Condé Nast from March 2021 until May 2023. Ms. Marks served as Chief Financial Officer of Mercer from May 2018 to March 2021. Prior to joining Mercer in 2018, Ms. Marks over the course of 15 years held a variety of financial leadership positions at Thomson Reuters, including serving as Chief Financial Officer of enterprise technology and operations from August 2015 to April 2018. Earlier in her career, Ms. Marks served as an associate at Siemens Westinghouse from 1998 to 2000. Ms. Marks received her Bachelors of Science in Business from the College of Business at University of Central Florida. We believe Ms. Marks is qualified to serve on Bitcoin Depot’s board of directors because of her finance-related expertise and her experience as a senior executive at two public companies.

Daniel Stabile. Daniel Stabile has served as a director of Bitcoin Depot since the Closing. Mr. Stabile has been a Partner at Winston & Strawn LLP since May 2022, serving as a co-chair of the firm’s Digital Assets and Blockchain Technology Group. Mr. Stabile also served as a vice chairperson of the Miami-Dade County Cryptocurrency Task Force. Prior to his tenure at Winston, he was an attorney at Shutts & Bowen from March 2012 to May 2022, and at Dewey & LeBoeuff LLP from September 2008 to March 2012. Mr. Stabile has over 10 years of experience as an attorney with expertise in the distributed ledger, blockchain and digital asset sector. Mr. Stabile has advised banks, broker-dealers, FinTech companies and other businesses regarding their implementation of blockchain technology, as well as government officials and regulators on digital asset technology and regulation. He has also represented financial institutions and other businesses in contentious matters and disputes, including government investigations and enforcement actions, arbitrations and civil litigations. Mr. Stabile hold both a BA in Philosophy from the University of Virginia and a JD from The George Washington University Law School. We believe Mr. Stabile is uniquely qualified to serve on Bitcoin Depot’s board of directors because of his crypto regulatory industry related expertise and his legal expertise related to digital assets.

Bradley Strock. Bradley Strock has served as a director of Bitcoin Depot since the Closing. Mr. Strock has served as President of Klaxon Holdings, LLC since January 2019. Mr. Strock served as Chief Information Officer at PayPal from October 2014 to December 2018, and from March 2011 to October 2014 he served as PayPal’s Vice President of Global Operations Technology. Prior to joining PayPal in 2011, Mr. Strock held several senior executive roles at Bank of America and at JP Morgan Chase. Mr. Strock served on the board of directors of Elevate Credit, Inc. from January 2018 to February 2023, and is a member of Elevate’s Compensation Committee and Chairperson of its Risk Committee. Mr. Strock has also served on the board of Ascensus, LLC, a financial services and technology company, since February of 2023. Mr. Strock has also served on the board of Kiavi, Inc., one of the nation’s largest lenders to real estate investors, from December 2021 to September 2022. Mr. Strock also serves on the board of Hiigna, Inc., a non-profit organization providing micro-finance loans in Africa. He received his MSM (MBA) from the Krannert School of Management at Purdue University, along with a BS in Mechanical Engineering from Purdue. We believe Mr. Strock is qualified to serve on Bitcoin Depot’s board of directors because of his experience in transformative technology, information security, growth strategies and advanced analytics as a senior executive.

Tim Vanderham. Tim Vanderham has served as a director of Bitcoin Depot since the Closing. Mr. Vanderham has served on the technology advisory board of Ryan, LLC since December 2022. He also serves as a member of the President’s advisory board at Georgia Institute of Technology. Mr. Vanderham served as Chief Technology Officer and Executive Vice President at NCR from July 2018 to March 2022. During his tenure at NCR, he led the Software Strategy, Engineering and Innovation teams, integrating and consolidating such teams into one unit under the company’s new organizational structure. Prior to joining NCR, he served as Chief Technology Officer at Thomson Reuters for its Tax and Accounting division. Mr. Vanderham held several key roles at IBM, including the position of Vice President of Development and Operations of IBM Cloud Platform Services (Bluemix) which he held from February 2014 to October 2016. Mr. Vanderham received his BS in Mechanical Engineering from South Dakota State University. We believe Mr. Vanderham is qualified to serve on Bitcoin Depot’s board of directors because of his experience serving as Chief Technology Officer at a public payments company and a public technology company.

Audit Committee

The rules of the SEC and listing standards of Nasdaq require that the audit committee of the Company (the “Audit Committee”) be comprised of at least three directors who meet the enhanced independence and experience standards established by Nasdaq and the Exchange Act as they relate to audit committees, subject to the phase in exceptions. Our Audit Committee consists of Ms. Marks, Mr. Strock and Mr. Vanderham, with Ms. Marks serving as the chair of the Audit Committee. Each member of the Audit Committee is independent under the rules of the SEC and financially literate, and the Bitcoin Depot board of directors has determined that Ms. Marks qualifies as an “audit committee financial expert” as defined in applicable SEC rules. This committee oversees, reviews, acts on and reports on various auditing and accounting matters to the Bitcoin Depot board of directors, including: the selection of Bitcoin Depot’s independent accountants, the scope of Bitcoin Depot’s annual audits, fees to be paid to them, Bitcoin Depot’s performance and Bitcoin Depot’s accounting practices. In addition, the Audit Committee will oversee Bitcoin Depot’s compliance programs relating to legal and regulatory requirements. The Audit Committee will also review and approve or disapprove of related party transactions. The purpose and responsibilities of our Audit Committee are set forth in the Audit Committee Charter adopted by our Board on June 30, 2023.

Compensation Committee

Because the Company is a “controlled company” within the meaning of the Nasdaq corporate governance rules, we are not currently required to have a fully independent compensation committee. Our compensation committee currently consists of Mr. Gardner, Mr. Mintz and Mr. Stabile, with Mr. Mintz serving as the chair of the compensation committee.

The compensation committee reviews and approves, or recommends that our board of directors approve, the compensation of Bitcoin Depot’s chief executive officer, reviews and recommends to Bitcoin Depot’s board of directors the compensation of Bitcoin Depot’s non-employee directors, review and approve, or recommend that Bitcoin Depot’s board of directors approve, the terms of compensatory arrangements with Bitcoin Depot’s executive officers, administer Bitcoin Depot’s incentive compensation and benefit plans, select and retain independent compensation consultants and assess whether any of Bitcoin Depot’s compensation policies and programs has the potential to encourage excessive risk-taking. The purpose and responsibilities of our Compensation Committee are set forth in the Compensation Committee Charter adopted by our Board on June 30, 2023.

Nominating and Corporate Governance Committee

Because the Company is a “controlled company” within the meaning of the Nasdaq corporate governance rules, we are not currently required to have a fully independent nominating and corporate governance committee. Our NCG Committee currently consists of Mr. Mintz, Mr. Stabile and Mr. Strock, with Mr. Mintz serving as the chair of the nominating and corporate governance committee.

The NCG Committee identifies, evaluates and recommends qualified nominees to serve on Bitcoin Depot’s board of directors, considers and make recommendations to the Bitcoin Depot board of directors regarding the composition of the Bitcoin Depot board of directors and its committees, and oversees Bitcoin Depot’s internal corporate governance processes, maintains a management succession plan and oversees an annual evaluation of the Bitcoin Depot board of directors’ performance. The purpose and responsibilities of our Compensation Committee are set forth in the NCG Committee Charter adopted by our Board on June 30, 2023. Since the Merger, there have been no changes to the procedures by which stockholders may recommend nominees to our Board. Since the Merger, there have been no changes to the procedures by which stockholders may recommend nominees to our Board.

Code of Ethics

In connection with the Closing of the Business Combination, the Board approved and adopted a new Code of Business Conduct and Ethics (the “Code of Conduct”) applicable our CEO, CFO and all other employees, officers and directors of the Company. A copy of the Code of Conduct can be found in the Investor Relations section of the Company’s website at https://bitcoindepot.com/investor-relations.

Compensation Committee Interlocks and Insider Participation

Brandon Mintz served as Chair of the Compensation Committee and also served as our President and Chief Executive Officer during 2023. None of our executive officers served on the compensation committee or board of any company that employed any member of the Compensation Committee or our Board.

Limitations on Liability and Indemnification of Officers and Directors

The Amended and Restated Charter limits the liability of the directors and officers to the fullest extent permitted by the DGCL and provides that Bitcoin Depot will provide them with customary indemnification and advancement of expenses.

In addition, we entered into separate indemnification agreements with our directors and officers. These agreements, among other things, require us to indemnify our directors and officers for certain expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of our directors or officers or any other company or enterprise to which the person provides services at its request.

We maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe these provisions in the Charter and the Bylaws and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the

Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11. Executive Compensation.

We are currently considered an “emerging growth company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures regarding executive compensation, for our last completed fiscal year. Further, BT OpCo reporting obligations extend only to “Named Executive Officers,” which are the individuals who served as principal executive officer and the next two most highly compensated executive officers at any time during fiscal year 2023 or fiscal year 2022.

Executive	Principal Position
Brandon Mintz	President and Chief Executive Officer
Scott Buchanan	Chief Operating Officer
Glen Leibowitz	Chief Financial Officer

2023 Summary Compensation Table

The following table summarizes the compensation awarded to or earned by BT OpCo’s Named Executive Officers for the fiscal year ended December 31, 2023 and the fiscal year ended December 31, 2022.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Brandon Mintz	2023	$688,188	$80,000	$2,923,380	$—	$3,691,568
President and Chief Executive Officer	2022	$613,187	$—	$—	$—	$613,187
Scott Buchanan	2023	$305,730	$50,000	$948,538	$825,000	$2,129,268
Chief Operating Officer	2022	$273,077	$80,000	$—	$—	$353,077
Glen Leibowitz	2023	$275,687	$100,000	$130,527	$—	$506,214
Chief Financial Officer	2022	$32,967	$—	$—	$—	$32,967

(1)	The amount in this column reflects the base salary actually earned by each Named Executive Officer during each of fiscal year 2023 and 2022

(2)

The amount in this column reflects the annual bonus earned by Mr. Buchanan (i) in fiscal year 2023 based on the achievement of net profit goals for BT OpCo, which was earned at 50% of target and (ii) in fiscal year 2022 based on the achievement of net profit goals for BT OpCo, which was earned at 80% of target. Mr. Mintz was not eligible to receive any annual bonus or other incentive compensation during fiscal year 2022.

(3)

The amount in this column includes the grant of a share-based bonus earned by the Chief Executive Officer as a result of the Closing of the SPAC merger on June 30, 2023. The Company issued 500,000 Class A Common shares and had a fair value of $3.23 per share. These shares have no vesting requirements when issued. See the table below for RSUs outstanding. RSUs were granted in July 2023 at a fair market value of $3.61 per unit.

(4)

The amount in this column reflects the Closing of the SPAC merger Sale Bonus to Mr. Buchanan. In July 2023, Mr. Buchanan’s Sale Bonus Agreement was amended to include the following provisions: (i) $500,000 was paid in July 2023 (ii) $325,000 was paid as soon as the Tangible Net Worth of Bitcoin Depot Operating LLC was above $3 million (iii) $750,000 to be paid over time as the BT Assets Preferred Dividends are paid. For each $5.0 million of Preferred Dividends that are paid, Mr. Buchanan will be paid $125,000 until he has received the full $750,000 (iv) 120,500 RSUs which will vest quarterly over 1 year. As of the date of this report both the $500,000 and $325,000 have been paid as well as the 120,500 RSUs were granted during the three months ended September 2023. The RSUs granted are accounted for in the Stock Awards column.

Outstanding Equity Awards at Fiscal Year End

The following table provides information about the outstanding equity awards held by our named executive officers as of December 31, 2023.

		Stock Awards
Name	Year	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units that Have Not Vested ($)
Brandon Mintz	2023	362,432	$1,170,655
	2022	—	$—
Scott Buchanan	2023	232,628	$749,062
	2022	—	$—
Glen Leibowitz	2023	36,157	$116,787
	2022	—	$—

Narrative Disclosure to Summary Compensation Table

Employment Agreements

BT OpCo is not party to an employment agreement with Brandon Mintz. On July 1, 2020, BT OpCo entered into an employment agreement with Scott Buchanan to serve as the Vice President, Finance & Human Resources of BT OpCo. Mr. Buchanan’s title was subsequently changed to Chief Operating Officer and Chief Financial Officer. The employment agreement does not have a fixed term. Mr. Buchanan’s employment agreement provides for an initial annual base salary of $125,000 (which has subsequently been increased to $290,000), as well as eligibility for Mr. Buchanan to earn an annual cash bonus as described below in the “Annual Bonus” section. Mr. Buchanan is also eligible for paid time off, reimbursement of business expenses, and participation in any health, dental and vision benefits provided by BT OpCo to similarly situated employees.

Mr. Buchanan also entered into separate non-disclosure and restrictive covenant agreements that provide for the following restrictive covenants: (i) non-competition and non-solicitation of customers and employees or service providers, in each case, during employment and for two years following termination and (ii) perpetual non-disclosure of confidential information.

Base Salary

The base salaries of BT OpCo’s Named Executive Officers are paid to retain qualified talent and are set at a level that is commensurate with the Named Executive Officer’s duties and authorities.

Prior to closing of the Merger on June 30, 2023, Mr. Mintz’s base salary was $600,000, Mr. Buchanan’s base salary was $290,000, and Mr. Leibowitz’s base salary was $250,000. After the close of the Merger, on July 1, 2023, the base salary for Mr. Mintz was increased to $750,000, Mr. Buchanan's was increased to $320,000, and Mr. Leibowitz's was increased to $300,000. BT OpCo expects to further evaluate the base salaries of its executive officers, including its Named Executive Officers, in consultation with the Compensation Committee, periodically.

For fiscal year 2022, Mr. Mintz’s base salary was $600,000 and Mr. Buchanan’s base salary was $250,000 until it was increased to $290,000, effective September 1, 2022. Mr. Leibowitz's base salary was $250,000.

Non-Equity Incentive Plan Compensation

With respect to fiscal year 2023 and fiscal year 2022, Mr. Buchanan was eligible to receive an annual bonus, with the target amount of $100,000, pursuant to his employment agreement with BT OpCo, as described above. The annual bonus for fiscal year 2023 and fiscal year 2022 for Mr. Buchanan was earned at 50% and 80% respectively, of target based on the attainment of net profit goals for BT OpCo.

Equity Incentive Compensation and Long Term Incentive Plan

Effective with the Merger, the Company and its Board of Directors adopted the Bitcoin Depot Inc. 2023 Omnibus Incentive Equity Plan (the “Incentive Equity Plan”). The aggregate number of shares of PubCo Class A common stock that may be issued or used for reference purposes or with respect to which awards may be granted under the Incentive Equity Plan shall not exceed an amount equal to the sum of (i) ten percent (10%) of the number of shares of PubCo common stock outstanding as of immediately following the Closing of the business combination, plus (ii) the aggregate number of shares of PubCo Class A common stock issuable upon settlement of the Phantom Equity Awards or the BT Transaction Bonus Payments in accordance with the Transaction Agreement (in each case, subject to adjustment in the event of certain transactions or changes of capitalization in accordance with the Incentive Equity Plan) (together, the “Initial Share Reserve”). The number of shares available for issuance under the Incentive Equity Plan will be subject to an annual increase on the first day of each calendar year beginning January 1, 2023 and ending and including January 1, 2032, equal to the lesser of (i) four percent (4%) of the aggregate number of shares of PubCo Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) any such smaller number of shares as is determined by our board of directors. The aggregate number of shares that may be issued or used under the Incentive Equity Plan pursuant to incentive stock options (“ISOs”) shall not exceed the Initial Share Reserve. Shares of PubCo Class A common stock subject to an award that expires or is canceled, forfeited or otherwise terminated without delivery of shares, shares tendered in payment of an option, shares covered by a stock-settled SAR (as defined below) or other award that were not issued upon settlement, and shares delivered or withheld to satisfy any tax withholding obligations will again be available for delivery pursuant to other awards under the Incentive Equity Plan. The number of shares available for issuance under the Incentive Equity Plan will not be reduced by shares issued pursuant to awards issued or assumed in connection with a merger or acquisition as contemplated by applicable stock exchange rules.

Additional Narrative Disclosure

Scott Buchanan Sale Bonus Agreement

On July 21, 2020, BT OpCo entered into a sale bonus agreement with Mr. Buchanan, as modified by a letter from BT OpCo dated August 24, 2022 (collectively, the “Sale Bonus Agreement”). Pursuant to the Sale Bonus Agreement, upon a Sale Transaction (as defined in the Sale Bonus Agreement, which includes the business combination) where (i) the enterprise value of BT OpCo (as calculated in accordance with the terms of the Sale Bonus Agreement) is at least $25,000,000, BT OpCo will pay Mr. Buchanan a sale transaction bonus in an amount equal to 0.5% of the net proceeds realized in connection with such Sale Transaction, payable in a lump sum cash payment on or within 30 days following the date of the closing of such Sale Transaction (the “Original Bonus”) and (ii) BT OpCo will pay Mr. Buchanan an additional bonus payment of $1,000,000 minus the amount of the Original Bonus (such amount the “Additional Bonus”). In the event the net proceeds from the business combination are equal to or greater than $5,000,000, then 50% of the Additional Bonus is payable in a lump sum cash payment on the first payroll date following the date of the Closing of the business combination. In the event the net proceeds from the business combination are equal to or greater than $10,000,000, the remaining 50% of the Additional Bonus is payable in a lump sum cash payment on BT OpCo’s first payroll date following BT OpCo’s determination that BT OpCo has sufficient cash on hand to make such payment (but in no event later than the first to occur of (1) March 15 of the calendar year immediately following the calendar year in which the Closing of the business combination occurs and (2) the Grant Date (as defined below)).

On or within 30 days following the date on which the registration statement on Form S-8 with respect to the common stock of BT OpCo is filed (the “Grant Date”), subject to Mr. Buchanan’s continued employment by BT OpCo through the Grant Date, BT OpCo will grant Mr. Buchanan a number of restricted stock units, each representing the right to receive one share of PubCo common stock (the “RSUs”), equal to (i) 0.5% of the number of shares of BT OpCo’s common stock received by BT Assets, Inc. upon the Closing of the business combination, minus (ii) the quotient of (x) the cumulative amount, if any, of the Original Bonus and Additional Bonus paid to Mr. Buchanan as of the Grant Date, divided by (y) 10.15. The RSUs will vest in four equal installments on the dates on which the share consideration to be issued to existing equity holders of BT Assets, Inc. in the business combination is released from lock-up (which is anticipated to be on the first four quarterly earnings releases of BT OpCo following the Grant Date), subject to Mr. Buchanan’s continued employment by BT OpCo through each vesting date.

Mr. Buchanan’s Sale Bonus Agreement provides for the following restrictive covenants: (i) non-disparagement until July 21, 2025 and (ii) perpetual non-disclosure of confidential information. In the event that the Closing of the business combination does not occur on or prior to August 26, 2023, the terms of the modification letter dated August 24, 2022 (which include, among other things, payment of the Additional Bonus and grant of the RSUs) will become void.

Amended Sale bonus agreement

In July, 2023 Mr. Buchanan’s Sale Bonus Agreement was amended to include the following provisions: (i) $500,000 to be paid in July 2023 (ii) $325,000 to be paid as soon as the Tangible Net Worth of Bitcoin Depot Operating LLC is above $3 million (iii) $750,000 to be paid over time as the BT Assets Preferred Dividends are paid. For each $5.0 million of Preferred Dividends that are paid Mr. Buchanan will be paid $125,000 until he has received the full $750,000 (iv) 120,500 RSU's which will vest quarterly over 1 year, which were granted in July 2023.

Employee and Retirement Benefits

BT OpCo currently provides broad-based health and welfare benefits that are available to its full-time employees, including its Named Executive Officers, including health, life, vision, and dental insurance. In addition, BT OpCo currently makes available a retirement plan intended to provide benefits under Section 401(k) of the Code, pursuant to which employees (including its Named Executive Officers) may elect to defer a portion of their compensation on a pre-tax basis and have it contributed to the plan. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. BT OpCo believes that such health, welfare, and retirement benefits are necessary and appropriate to provide a competitive compensation package to its Named Executive Officers.

Director Compensation

After the close of the Merger on June 30, 2023, the Company established its Board of independent directors and the respective committees as outlined below. Non-employee directors receive compensation for their service on our board and committees they serve on. The Company compensates our non-employee directors as follows i) $30,000 annually for non-employee directors other than the lead independent director of the Board and ii) $48,750 for the lead independent director of the Board. The payments are made for the quarterly period after the closing of the Merger. Compensation for the non-employee directors consists of a cash payments based on their role on each committee they serve. In addition to annual cash compensation, the Company compensates its non-employee directors for their participation on our various committees. The compensation is based on the following roles on the board and the committees they serve on:

Committee/Role	Committee Compensation
Audit committee chairperson	$20,000
Audit committee member	$8,125
Compensation committee chairperson	$11,500
Compensation committee member	$5,250
Nominating and corporate governance committee chairperson	$8,000
Nominating and corporate governance committee member	$5,000

The following charts highlight the Board composition and their role on our various committees of the Board.

Director	Audit Committee	Compensation Committee	Nomination and Corporate Governance Committee
Brandon Mintz		■	■
Bradley Strock	☐		☐
Dan Gardner		☐
Daniel Stabile		☐	☐
Jackie Marks	■
Scott Buchanan
Tim Vanderham	☐

Committee member	☐
Committee chair	■

Director	Fiscal Year	Cash Compensation ($)	Committee Compensation ($)	Stock Awards ($) (1)	Total ($)
Brandon Mintz	2023	$—	$—	$—	$—
Bradley Strock	2023	$24,375	$6,563	$126,350	$157,288
Dan Gardner	2023	$15,000	$2,625	$126,350	$143,975
Daniel Stabile	2023	$15,000	$5,125	$126,350	$146,475
Jackie Marks	2023	$15,000	$10,000	$126,350	$151,350
Scott Buchanan	2023	$—	$—	$—	$—
Tim Vanderham	2023	$15,000	$4,063	$126,350	$145,413

(1) Each director was granted 35,000 RSUs which cliff vest after 1 year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of April 1, 2024 by:

•	each person known by us, based on Schedules 13D and 13G filed with the SEC, to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers as set forth in Item 11 of this Annual Report and directors; and

•	all of our executive officers and directors as a group.

A person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of such securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, the sole voting and investment power with respect to the indicated shares of common stock. Percentages are based on 13,721,691 shares of Class A Common Stock and 44,100,000 shares of Class V Common Stock.

Name and Address of Beneficial Owner	Shares of Class A Common Stock		%	Shares of Class V Common Stock		%
Directors and named executive officers:
Brandon Mintz (v)	878,966	(i)	6.4%	44,100,000	(ii)	100.0%
Scott Buchanan	401,276	(iii)	2.9%	—		—
Glen Leibowitz	67,630	(iv)	0.5%	—		—
Dan Gardner	—		—	—		—
Jackie Marks	—		—	—		—
Daniel Stabile	—		—	—		—
Bradley Strock	—		—	—		—
Tim Vanderham	—		—	—		—
All directors and all executive officers as a group (9 persons)	1,408,260		10.3%	44,100,000		100.0%
Five Percent Holders:
BT Assets, Inc. (v)	—		—	44,100,000		—
Meteora Strategic Capital, LLC (vi)	1,477,371		10.8%	—		—
LMR Investment Managers (vii)	1,439,871		10.5%	—		—
Polar Multi-Strategy Master Fund (viii)	1,439,395		10.5%	—		—
Shaolin Capital Management LLC (ix)	1,365,646		10.0%	—		—
AWM Investment Company, Inc. (x)	1,323,944		9.6%	—		—

(i) Consists of 878,966 shares of Class A common stock held by Brandon Mintz, a U.S. citizen. Mr. Mintz is Bitcoin Depot’s President and Chief Executive Officer and has served as Chairman of the board of directors of Bitcoin Depot since its inception in June 2016. The address of Mr. Mintz is c/o Bitcoin Depot Inc., 3343 Peachtree Road NE, Suite 750, Atlanta, Georgia 30326.

(ii) Consists of 44,100,000 shares of Class V common stock held by BT Assets, of which Mr. Mintz is the sole voting stockholder and therefore Mr. Mintz may be deemed to beneficially own such shares.

(iii) Consists of 401,276 shares of Class A common stock held by Scott Buchanan, a U.S. citizen. Mr. Buchanan is Bitcoin Depot’s Chief Operating Officer and has served as a member of the board of directors of Bitcoin Depot since the Closing. The address of Mr. Buchanan is c/o Bitcoin Depot Inc., 3343 Peachtree Road NE, Suite 750, Atlanta, Georgia 30326.

(iv) Consists of 67,630 shares of Class A common stock held by Glen Leibowitz, a U.S. citizen. Mr. Leibowitz is Bitcoin Depot’s Chief Financial Officer. The address of Mr. Leibowitz is c/o Bitcoin Depot Inc., 3343 Peachtree Road NE, Suite 750, Atlanta, Georgia 30326.

(v) Consists of 44,100,000 BT HoldCo Common Units (corresponding to 44,100,000 shares of Class V common stock). Brandon Mintz is the sole voting stockholder of BT Assets and may be deemed to have voting and investment control with respect to the shares held by BT Assets. Each of the parties in this footnote disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest the party may have therein. The business address of BT Assets and Mr. Mintz is c/o Bitcoin Depot Inc., 3343 Peachtree Road NE, Suite 750, Atlanta, Georgia 30326.

(vi) Consists of (i) 774,421 shares of Class A common stock, including (x) 468,545 shares registered for resale hereby and (y) 305,876 shares purchased in the open market, (ii) 29,794 shares of Class E-1 common stock, (iii) 29,794 shares of Class E-2 common stock, (iv) 29,794 shares of Class E-3 common stock, (v) 1,434,739 Private Placement Warrants, and (vi) 1,171,495 Public Warrants purchased in the open market, held directly by Meteora Strategic Capital, LLC (“MSC”). Meteora Capital, LLC (“Meteora”) is the Manager of MSC and has investment and dispositive power over the securities. Vikas Mittal is the Managing Member of MSC and Meteora and may be deemed to have voting and investment control with respect to the securities held by these entities. Each of the parties in this footnote disclaims any beneficial ownership of the reported securities other than to the extent of any pecuniary interest the party may have therein. The business address of these entities and Mr. Mittal is 1200 N Federal Hwy, Ste 200, Boca Raton, Florida 33432.

(vii) Consists of 1,439,871 Public Warrants exercisable for shares of Class A common stock. LMR Partners LLP, LMR Partners Limited, LMR Partners LLC, LMR Partners AG and LMR Partners (DIFC) Limited (collectively, the “LMR Investment Managers”), serve as the investment managers to certain funds with respect to the shares of Class A common stock held by certain funds. The ultimate natural persons who have voting and dispositive power over the securities held by certain funds and managed by LMR Investment Managers are Ben Levin and Stefan Renold. The securities beneficially owned by the preceding reporting parties are directly held by LMR Master Fund and LMR CCSA Master Fund, for which the LMR Investment Managers serve as the Investment Managers. The business address of LMR Investment Managers is c/o LMR Partners LLP, 9th Floor, Devonshire House, 1 Mayfair Place London, W1J 8AJ, United Kingdom.

(viii) Consists of (i) 144,884 shares of Class A common stock registered for resale hereby and (ii) 1,294,511 Public Warrants exercisable for shares of Class A common stock subject to an ownership blocker pursuant to the Non-Redemption Agreement entered into by the Company and Polar Multi-Strategy Master Fund (the “Polar Fund”), each held directly by the Polar Fund. The Polar Fund is under management by Polar Asset Management Partners Inc. (“PAMPI”). PAMPI serves as Investment Advisor to the Polar Fund and has control and discretion over the securities held by the Polar Fund. As such, PAMPI may be deemed the beneficial owner of the securities held by the Polar Fund. PAMPI disclaims any beneficial ownership of the reported securities other than to the extent of any pecuniary interest therein. The ultimate natural persons who have voting and dispositive power over the securities held by the Polar Fund are Paul Sabourin and Abdalla Ruken, Co-Chief Investment Officers of PAMPI. The business address of the Polar Fund is c/o Polar Asset Management Partners Inc., 16 York Street, Suite 2900, Toronto, Ontario, M5J 0E6 Canada.

(ix) Consists of, in each case, without giving effect to the 9.9% beneficial ownership blocker pursuant to the PIPE Agreement, (i) 770,727 shares of Class A common stock of which (w) 315,019 shares of Class A common stock are owned by Shaolin Capital Partners Master Fund Ltd, (x) 143,596 shares of Class A common stock are owned by MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, (y) 173,614 shares of Class A common stock are owned by DS Liquid DIV RVA SCM LLC and (z) 138,498 shares of Class A common stock are owned by Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC (collectively, the “Shaolin funds”), including (1) 509 shares held by Shaolin Capital Partners Master Fund Ltd., 7,792 shares held by MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, 208 shares held by DS Liquid DIV RVA SCM LLC, and 7,292 shares held by Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC, registered for resale hereby by each such Shaolin fund, respectively, and (2) collectively among the Shaolin funds, 754,926 shares purchased in GSRM’s IPO (including rights that were exchanged into shares at the Closing), and (ii) 1,874,274 Public Warrants purchased in GSRM’s IPO and in the open market, of which (w) 751,584 Public Warrants are held by Shaolin Capital Partners Master Fund Ltd, (x) 367,358 Public Warrants are owned by MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, (y) 414,215 Public Warrants are owned by DS Liquid DIV RVA SCM LLC and (z) 341,117 Public Warrants are owned by Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC. Shaolin Capital Management LLC (“SCM”) is the Manager of the Shaolin funds and has sole investment and dispositive power over the securities. David Puritz, in his position as CIO at SCM and Michael Jester in his position as Co-founder and Head of Research at SCM may be deemed to have voting and investment control with respect to the securities held by these entities. SCM has sole voting and dispositive power over the securities held by each of these entities. Each of the parties in this footnote disclaims any beneficial ownership of the reported securities other than to the extent of any pecuniary interest the party may have therein. The business address of these entities and individuals is 230 NW 24th Street, Suite 603, Miami, Florida 33127. Pursuant to the PIPE Agreement, the exercise or conversion of any Series A Preferred Stock, warrants or other convertible or equity-linked securities of the Company is subject to ownership limitations such that Shaolin Capital Management, LLC and its affiliates cannot beneficially own in excess of 9.9% of the pro forma issued and outstanding Class A common stock of the Company at any time. The number of shares beneficially owned by the Shaolin funds after the offering is based on 13,183,691 shares of Class A common stock outstanding as of the date of this prospectus supplement, plus an aggregate of 610,720 shares of Class A common stock issuable upon exercise of 610,720 Public

Warrants held by the Shaolin funds, which represents the maximum number of such warrants exercisable by the Shaolin funds to be in compliance with the 9.9% ownership limitation to which the Shaolin funds are subject.

(x) Consists of 1,323,944 shares of Class A common stock, of which (a) 134,832 shares are held by Special Situations Cayman Fund, L.P., 463,214, (b) 463,214 shares are held by Special Situations Fund III QP, L.P., (c) 81,782 shares are held b Special Situations Private Equity Fund, L.P., (d) 40,653 shares are held by Special Situations Technology Fund, L.P., and (e) 216,521 shares held by Special Situations Technology Fund II, L.P. (collectively, shares held by the “Funds”). AWM Investment Company, Inc. is the investment advisor to these Funds. The ultimate natural persons who have voting and dispositive power over the securities held by the Funds are David M. Greenhouse and Adam C. Stettner, as controlling principals of AWM Investment Company, Inc. The business address of AWM Investment Company, Inc. is c/o Special Situations Funds, 527 Madison Avenue, Suite 2600, New York, NY 10022.

Equity Compensation Plan Information

The following table presents aggregate information regarding grants under all equity compensation plans of the Company through December 31, 2023:

	(A)	(B)	(C)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
2023 Incentive plan	1,352,085	3.59	6,184,722

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

In order to meet our working capital needs we utilize our credit agreement and operating cash flows. Additionally, since going public after the close of the Transaction, the Company has access to public equity markets.

Our executive officers and our Sponsor are our “promoters,” as that term is defined under the federal securities laws.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Tax Receivable Agreement

At the Closing of the Business Combination, we entered into the Tax Receivable Agreement with BT HoldCo and BT Assets. Pursuant to the Tax Receivable Agreement, we are generally required to pay BT Assets 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign income taxes that we realize, or in certain circumstances is deemed to realize, as a result of certain Tax Attributes, including:

•

existing tax basis in certain assets of BT HoldCo and BT OpCo, including assets that will eventually be subject to depreciation or amortization, once placed in service, attributable to BT HoldCo Common Units acquired by us at the Closing and thereafter in accordance with the terms of the BT HoldCo Amended and Restated Limited Liability Company Agreement;

•

tax basis adjustments resulting from our acquisition of BT HoldCo Common Units from BT Assets at the Closing and thereafter pursuant to the terms of the BT HoldCo Amended and Restated Limited Liability Company Agreement (including any such adjustments resulting from certain payments made by us under the Tax Receivable Agreement);

•	disproportionate tax-related allocations as a result of Section 704(c) of the Code; and

•	tax deductions in respect of interest payments deemed to be made by us in connection with the Tax Receivable Agreement.

The payment obligations under the Tax Receivable Agreement are our obligations and not obligations of BT HoldCo. Under the Tax Receivable Agreement, we are generally treated as realizing a tax benefit from the use of a Tax Attribute on a “with and without” basis, by comparing our actual tax liability to the amount we would have been required to pay had we not been able to utilize any of the Tax Attributes. The term of the Tax Receivable Agreement commenced upon the Closing and will continue until all Tax Attributes have been utilized or expired, unless an early termination event occurs and we are required to make the termination payment specified in the Tax Receivable Agreement (as described further below).

The amounts payable, as well as the timing of any payments, under the Tax Receivable Agreement are dependent upon significant future events, including (but not limited to) the timing of the exchanges of BT HoldCo Common Units and surrender of a corresponding number of shares of Class V common stock, the price of Class A common stock at the time of each exchange, the extent to which such exchanges are taxable transactions, the depreciation and amortization periods that apply to any increase in tax basis resulting from such exchanges, the types of assets held by BT HoldCo and BT OpCo, the amount and timing of taxable income we generate in the future, the U.S. federal income tax rate then applicable and the portion of our payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. In connection with the preparation of the proxy statement filed in connection with the Business Combination, we previously estimated that the payment of the Over the Top Consideration (as defined in the Transaction Agreement) to BT Assets in the Business Combination would result in aggregate payments under the Tax Receivable Agreement of approximately $1.7 million. This amount did not take into account any future exchanges of BT HoldCo Common Units by BT Assets pursuant to the BT HoldCo Amended and Restated Limited Liability Company Agreement and this assumed (i) there would be a certain number of redemptions in connection with the Business Combination, (ii) a constant federal and state blended tax rate of 26.1% would apply to the Company, (iii) there would be no material changes in tax law and (iv) we have sufficient taxable income to utilize all Tax Attributes. These amounts are estimates and were prepared for informational purposes only. The actual amount of payments under the Tax Receivable Agreement could vary significantly.

Payments under the Tax Receivable Agreement will generally be based on the tax reporting positions that we determine (with the amount of subject payments determined in consultation with an advisory firm and subject to BT Assets’ review and consent). The IRS or another taxing authority may challenge all or any part of a position taken with respect to Tax Attributes or the utilization thereof, as well as other tax positions that we take, and a court may sustain such a challenge. In the event that any Tax Attributes initially claimed or utilized by us are disallowed, BT Assets will not be required to reimburse us for any excess payments that may previously have been made pursuant to the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, any excess payments made to BT Assets will be applied against and reduce any future cash payments otherwise required to be made by us under the Tax Receivable Agreement after the determination of such excess. However, a challenge to any Tax Attributes initially claimed or utilized may not arise for a number of years following the initial time of such payment. Moreover, even if a challenge arises earlier, any excess cash payment may be greater than the amount of future cash payments that we are otherwise required to make under the terms of the Tax Receivable Agreement. As a result, there might not be future cash payments against which any excess can be applied and we could be required to make payments under the Tax Receivable Agreement in excess of our actual savings in respect of the Tax Attributes, which could materially impair our financial condition.

The Tax Receivable Agreement provides that, in the case of certain early termination events (including certain changes of control, material breaches, or at our option subject to the approval of a majority of our independent directors), we will be required to make a lump-sum cash payment to BT Assets equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to us having sufficient future taxable income to fully utilize the Tax Attributes over certain specified time periods and that all BT HoldCo Common Units that had not yet been exchanged for shares of Class A common stock, shares of Class M common stock or cash are deemed exchanged.

Accordingly, as a result of these assumptions, the lump-sum payment may be due significantly in advance, and could materially exceed, the actual future tax benefits we realize. In these situations, our obligations under the Tax Receivable Agreement could have a material and adverse impact on our liquidity and financial condition, and could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, in connection with the preparation of the proxy statement filed in connection with the Business Combination, we previously estimated that if we had experienced a change of control or the Tax Receivable Agreement had otherwise been terminated immediately after the Closing, the estimated lump-sum payment would have been approximately $90.2 million. This estimated lump-sum payment was based on certain assumptions and was calculated using a discount rate equal to the Secured Overnight Financing Rate plus 100 basis points, applied against an undiscounted liability of approximately $134.6 million (based on the 21% U.S. federal corporate income tax rate and an estimated state and local income tax rate). These amounts are estimates and have been prepared for informational purposes only. The actual amount of such lump-sum payment could vary significantly.

Under the Tax Receivable Agreement, we are required to provide BT Assets with a schedule showing the calculation of payments that are due under the Tax Receivable Agreement with respect to each applicable taxable year. This calculation will be based upon the advice of an advisory firm. Payments under the Tax Receivable Agreement generally will be required to be made to BT Assets a short period of time after an applicable schedule becomes final pursuant to the procedures set forth in the Tax Receivable Agreement. Interest on such payments will begin to accrue on the due date (without extensions) of our U.S. federal income tax return for the applicable taxable year. Any late payments that may be made under the Tax Receivable Agreement will continue to accrue interest (generally at a default rate) until such payments are made. Our failure to make any payment required under the Tax Receivable Agreement within three months of the date on which the payment is required to be made will constitute a material breach under the Tax Receivable Agreement, which will terminate the Tax Receivable Agreement and accelerate future payments thereunder (as described above), unless making such payment would cause us to become insolvent or the failure to make the applicable payment is attributable to us (i) being prohibited from making such payment under the terms governing certain portions of our indebtedness and (ii) not having, and being unable to obtain with commercially reasonable efforts, sufficient funds to make such payment.

We are required to notify and keep BT Assets reasonably informed regarding tax audits or other proceedings the outcome of which is reasonably expected to materially and adversely affect payments to BT Assets under the

Tax Receivable Agreement, and BT Assets has the right to (i) discuss with us, and provide input and comment to us regarding, any portion of any such tax audit or proceeding and (ii) participate in, at BT Assets’ expense, any such portion of any such tax audit or proceeding to the extent it relates to issues the resolution of which would reasonably be expected to affect payments to BT Assets under the Tax Receivable Agreement. We are not permitted to settle or fail to contest any issue pertaining to income taxes that is reasonably expected to adversely affect BT Assets’ rights and obligations under the Tax Receivable Agreement without the consent of BT Assets (such consent not to be unreasonably withheld, conditioned or delayed).

The foregoing description of the Tax Receivable Agreement is qualified in its entirety by the full text of the Tax Receivable Agreement, a copy of which has been filed as an exhibit to the Registration Statement and is also filed as an exhibit to this annual report on Form 10-K and incorporated by reference in this annual report on Form 10-K.

BT HoldCo Amended and Restated Limited Liability Company Agreement

We operate our business through BT OpCo, a wholly owned subsidiary of BT HoldCo, and BT OpCo’s subsidiaries. At the Closing, we entered into the BT HoldCo Amended and Restated Limited Liability Company Agreement with BT HoldCo and BT Assets, which set forth, among other things, the rights and obligations of the members and the manager of BT HoldCo.

Management

Pursuant to the BT HoldCo Amended and Restated Limited Liability Company Agreement, the business, property and affairs of BT HoldCo are managed by Brandon Mintz, as the manager of BT HoldCo, whose actions as manager are subject to our sole, absolute and exclusive direction.

Capitalization; Earnout Units

In connection with the BT Entity Restructuring and the Transaction Agreement, BT HoldCo now has three authorized classes of units: BT HoldCo Preferred Units, BT HoldCo Common Units and BT HoldCo Earnout Units, with the BT HoldCo Earnout Units further divided into three subclasses, being (i) Class 1 Earnout Units of BT HoldCo, (ii) Class 2 Earnout Units of BT HoldCo and (iii) Class 3 Earnout Units of BT HoldCo.

In connection with the Closing of the Business Combination and subject to the terms and conditions of the Transaction Agreement, BT HoldCo issued BT HoldCo Common Units and the BT HoldCo Matching Warrants to us in exchange for a cash contribution to BT HoldCo. The BT HoldCo Matching Warrants issued to us are exercisable to purchase a number of BT HoldCo Common Units equal to the number of shares of Class A common stock that may be purchased upon the exercise in full of all Warrants outstanding immediately after the Closing, such that immediately after completion of the Business Combination and the issuance of BT HoldCo Common Units and BT HoldCo Matching Warrants by BT HoldCo to us, the total number of BT HoldCo Common Units held by us will equal the total number of outstanding shares of Class A common stock and the total number of BT HoldCo Common Units into which the BT HoldCo Matching Warrants held by us are exercisable are equal to the total number of shares of Class A common stock for which outstanding warrants issued by us are exercisable. Upon the valid exercise of a BT HoldCo Matching Warrant by us in accordance with the Warrant Agreement, BT HoldCo will issue to us the number of BT HoldCo Common Units to be issued in connection with such exercise. If any holder of a Warrant exercises such warrant, then we will cause a corresponding exercise of a BT HoldCo Matching Warrants, such that the number of shares of Class A common stock issued in connection with the exercise of the Warrants will equal the number of BT HoldCo Common Units issued by BT HoldCo. The exercise price to exercise a BT HoldCo Matching Warrant will be equal to the exercise price paid by the holder of the corresponding Warrants. We further agreed that we will not exercise any BT HoldCo Matching Warrants other than in connection with the corresponding exercise of a Warrant.

Additionally, in connection with the Closing of the Business Combination, BT Assets sold, transferred and assigned to us, and we purchased and accepted from BT Assets, certain BT HoldCo Common Units in consideration for the Over the Top Consideration (as defined in the Transaction Agreement).

In connection with the Closing of the Business Combination, BT HoldCo issued BT HoldCo Earnout Units to BT Assets and to us that are accompanied by certain conversion requirements and rights, including that the BT HoldCo Earnout Units may either be converted into BT HoldCo Common Units or forfeited based on achievement milestones for the per-share price of Class A common stock during applicable earnout periods. Additionally, BT HoldCo Earnout Units may be automatically converted into BT HoldCo Common Units upon the consummation of a change of control transaction that meets a certain per-share price of Class A common stock.

Preferred Units

BT Assets holds 2,900,000 BT HoldCo Preferred Units. The BT HoldCo Preferred Units are non-voting units of BT HoldCo that are senior to the BT HoldCo Common Units in respect of distributions (as further described below). Each BT HoldCo Preferred Unit will automatically convert into one BT HoldCo Common Unit upon the distribution of $10.00 in respect of each such BT HoldCo Preferred Unit (or $29.0 million in the aggregate). The conversion of the BT HoldCo Common Units will occur automatically upon such event without any further action by BT HoldCo, the manager of BT HoldCo, BT Assets or any other person. Following the conversion of the BT HoldCo Preferred Units, such units will entitle the holder to the rights and obligations of a holder of a BT HoldCo Common Unit and each converted BT HoldCo Preferred Unit will cease to be issued or outstanding.

Additional Units; Repurchase or Redemption of Class A common stock

The manager of BT HoldCo has the right to cause BT HoldCo to issue and create additional equity securities of BT HoldCo.

Subject to certain exceptions, at any time that we issue shares of Class A common stock, we will contribute to BT HoldCo all of the net proceeds (if any) we receive with respect to such shares of Class A common stock. Upon the contribution by us to BT HoldCo of all of such net proceeds we receive, BT HoldCo will issue a number of BT HoldCo Common Units equal to the number of shares of Class A common stock so issued.

If, at any time, any shares of Class A common stock are repurchased or redeemed (whether by exercise of a put or call, automatically or by means of another arrangement) by us for cash, except where such repurchase or redemption is paired with a stock split or stock dividend such that after the split or dividend there is an equal number of shares of Class A common stock outstanding as prior to the split or dividend, then the manager of BT HoldCo will cause BT HoldCo to, immediately prior to such repurchase or redemption of such shares, redeem a corresponding number of BT HoldCo Common Units held by us at an aggregate redemption price equal to the aggregate purchase or redemption price per share of Class A common stock being repurchased or redeemed by us (plus any reasonable expenses related thereto) and upon such other terms as are the same for the share or shares of Class A common stock being repurchased or redeemed by us.

Distributions

The BT HoldCo Amended and Restated Limited Liability Agreement requires tax distributions be made by BT HoldCo to the BT HoldCo unitholders (including us), on a pro rata basis, to the extent funds of BT HoldCo are legally available for distribution and such distribution would not be prohibited under any credit facility or any other agreement to which BT HoldCo or any of its subsidiaries is a party, in each case, as determined by the manager of BT HoldCo in its reasonable discretion. Tax distributions shall be made on a quarterly basis to each unitholder based on such unitholder’s allocable share of the taxable income of BT HoldCo and an assumed tax rate (and, in our case, taking into account our obligations under the Tax Receivable Agreement). The assumed tax rate will be the highest combined federal, state, and local tax rate that may potentially apply to a corporate or individual taxpayer (whichever is higher), taking into account certain assumptions and without regard to the actual final tax liability of any unitholder.

Other than with respect to tax distributions and subject to distributions to reimburse the manager of BT HoldCo and us for reasonable expenses, the manager may cause BT HoldCo to make distributions at such time, in such amounts and in such form (including in kind property) as determined by the manager, in each case, to the holders of BT HoldCo Preferred Units and Common Units in the following order of priority: (1) first, to the holders of the BT HoldCo Preferred Units until each such unit has received $10.00 in distributions (or $29.0 million in the aggregate) and (2) to the holders of the BT HoldCo Preferred Units and Common Units, pro rata based on the relative ownership of such units.

We expect BT HoldCo may make distributions out of distributable cash periodically and as necessary to enable us to cover our operating expenses and other obligations, including tax liabilities and other obligations under the Tax Receivable Agreement, except to the extent such distributions would be prohibited under the BT HoldCo Amended and Restated Limited Liability Company Agreement or are otherwise prohibited by law.

Liability; Indemnification; Manager Reimbursement

The BT HoldCo Amended and Restated Limited Liability Company Agreement limits the liability of the members and unitholders of BT HoldCo and the officers, directors and managers of our, BT HoldCo and each of our subsidiaries to the fullest extent permitted by the DGCL and provides that BT HoldCo provide such persons with customary indemnification and advancement of expenses. BT HoldCo will reimburse the manager for any expenses incurred on behalf of BT HoldCo.

The manager will not be compensated for its services as the manager of BT HoldCo, but the manager will be reimbursed by BT HoldCo for any reasonable out-of-pocket expenses incurred by it on behalf of BT HoldCo.

Requested Services

Pursuant to the BT HoldCo Amended and Restated Limited Liability Company Agreement, for so long as BT Assets holds at least 5% or more of the outstanding BT HoldCo Common Units, BT HoldCo will use its reasonable best efforts to provide (or cause to be provided) at BT HoldCo expense, any accounting, tax, legal, insurance and administrative support to BT Assets and its affiliates as BT Assets may reasonably request.

The foregoing description of the BT HoldCo Amended and Restated Limited Liability Company Agreement is qualified in its entirety by the full text of the BT HoldCo Amended and Restated Limited Liability Company Agreement, a copy of which has been filed as an exhibit to the Registration Statement and is also filed as an exhibit to this annual report on Form 10-K and incorporated by reference in this annual report on Form 10-K.

Amended and Restated Registration Rights Agreement

At the Closing, we amended and restated the Registration Rights Agreement, dated as of February 24, 2022, as may be amended, by and among GSRM, Sponsor and the other holders party thereto. Pursuant to the Amended and Restated Registration Rights Agreement, we granted certain customary registration rights with respect to our securities. Pursuant to the Amended and Restated Registration Rights Agreement, within 45 days of the Closing Date, we agreed to use commercially reasonable efforts to file with the SEC (at our sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the parties to the Amended and Restated Registration Rights Agreement. In certain circumstances, certain parties to the Amended and Restated Registration Rights Agreement can demand our assistance with underwritten offerings and block trades, and certain parties to the Amended and Restated Registration Rights Agreement are entitled to piggyback registration rights.

Pursuant to the Amended and Restated Registration Rights Agreement, shares held directly or indirectly by Sponsor, or distributed by Sponsor to certain third parties and affiliates of Sponsor concurrently with Closing, and BT Assets are subject to the Lock-Up Period, with 25% of such Lock-Up Shares being released at each quarterly earnings release that occurs at least 60 days after the Closing Date, subject to an early release if approved by a majority of the independent members of our board of directors.

The foregoing description of the Amended and Restated Registration Rights Agreement is qualified in its entirety by the full text of the Amended and Restated Registration Rights Agreement, a copy of which has been filed as an exhibit to the Registration Statement and is also filed as an exhibit to this annual report on Form 10-K and incorporated by reference in this annual report on Form 10-K.

Preferred Sale Registration Rights Agreement

On October 3, 2023, the Company entered into a registration rights agreement (the “Preferred Sale RRA”) in connection with the Preferred Sale (as defined in the Preferred Sale RRA) with the Holders (as defined in the Preferred Sale RRA). The Preferred Sale RRA, among other things, provides that the Company is obligated to, within 15 calendar days of the consummation of the Preferred Sale, file with the SEC a registration statement to register the resale of the shares of Class A common stock issuable upon conversion of the Series A Preferred subscribed for and purchased by the Holders.

The foregoing description of the Preferred Sale RRA does not purport to be complete and is qualified in its entirety by the full text of the Preferred Sale RRA, a copy of which has been filed as an exhibit to the 8-K filed on October 4, 2023, which has been incorporated by reference in this annual report on Form 10-K.

Indemnification Agreements

In connection with the Closing of the Business Combination, we entered into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our organizational documents. These agreements, among other things, require us to indemnify our directors and executive officers for certain costs, charges and expenses, including attorneys’ fees, judgments, fines and settlement amounts, reasonably incurred by a director or executive officer in any action or proceeding because of their association with us or any of our subsidiaries.

The foregoing description of the Indemnification Agreements is qualified in its entirety by the full text of the Indemnification Agreements, a copy of each of which has been filed as an exhibit to the Registration Statement and is also filed as an exhibit to this annual report on Form 10-K and incorporated by reference in this annual report on Form 10-K.

Policies and Procedures for Related Person Transactions

Effective upon the Closing, our board of directors adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “related person transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:

•	any person who is, or at any time during the applicable period was, one of our executive officers or directors;

•	any person who is known by us to be the beneficial owner of more than 5% of shares of Voting common stock (as defined below);

•

any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of shares of Voting common stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of shares of Voting common stock; and

•

any firm, corporation or other entity in which any of the foregoing persons is a partner or principal, or in a similar position, or in which such person has a 10% or greater beneficial ownership interest.

We have policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to the Audit Committee Charter, the Audit Committee will have the responsibility to review, approve and ratify related party transactions.

The Audit Committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is KPMG LLP (“KPMG”), Atlanta, GA, Auditor ID: 185.

KPMG LLP has audited our financial statements for the year ended December 31, 2023 and 2022. The following table shows the fees billed by the Company's independent registered public accounting firm for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
Audit fees	$5,590	$3,479
Audit related fees	—	50
Tax fees	25	—
Total	$5,615	$3,529

Audit fees consist of amounts for professional services rendered for the audit of our year-end financial statements and services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. The amount of fees charged by KPMG for professional services rendered for the audit of our financial statements for the year ended December 31, 2023 and 2022 totaled $5.6 million and $3.5 million, respectively. This amount includes audit fees.

Audit-Related Fees. Audit-related services consist of amounts for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. The aggregate amount of fees charged by KPMG for tax planning, tax advice and tax compliance for the year ended December 31, 2023 and 2022 totaled $25,000 and $0, respectively.

All Other Fees. We did not incur fees related to KPMG for any other services for both the year ended December 31, 2023 and 2022.

Item 15. Exhibits and Financial Statement Schedules.

Exhibit	Description	Schedule/Form	Exhibit No.	Filing Date

2.1†	Transaction Agreement, dated as of August 24, 2022, by and among by and among GSRM, the Sponsor, BT Assets and BT OpCo.	8-K	2.1	August 25, 2022

2.2	First Amendment to the Transaction Agreement, dated February 13, 2023 by and among GSRM, the Sponsor, BT Assets and BT OpCo.	8-K	2.1	February 14, 2023

2.3	Second Amendment to the Transaction Agreement, dated April 4, 2023 by and among GSRM, the Sponsor, BT Assets and BT OpCo.	8-K	2.1	April 4, 2023

2.4	Third Amendment to the Transaction Agreement, dated May 11, 2023 by and among GSRM, the Sponsor, BT Assets and BT OpCo.	8-K	2.1	May 11, 2023

2.5†	Fourth Amendment and Joinder to the Transaction Agreement, dated June 7, 2023 by and among GSRM, the Sponsor, BT Assets and BT OpCo.	8-K	2.1	June 13, 2023

2.6*	Supplemental Consolidating Information

3.1	Second Amended and Restated Certificate of Incorporation of Bitcoin Depot Inc.	8-K	3.1	July 7, 2023

3.2	Amended and Restated Bylaws of Bitcoin Depot Inc.	8-K	3.2	July 7, 2023

3.3	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock of Bitcoin Depot Inc.	8-K	3.3	July 7, 2023

4.1	Specimen Warrant Certificate (included in Exhibit 4.2).	S-1/A	4.3	February 23, 2022

4.2	Warrant Agreement, dated as of February 24, 2022 by and between GSRM and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.5	March 2, 2022

4.3*	Description of Securities

10.1	BT HoldCo LLC Amended and Restated Limited Liability Company Agreement.	8-K	10.1	July 7, 2023

10.2	Tax Receivable Agreement, dated June 30, 2023, by and among Bitcoin Depot Inc., BT HoldCo and BT Assets.	8-K	10.2	July 7, 2023

10.3	Amended and Restated Registration Rights Agreement, dated June 30, 2023, by and among Bitcoin Depot Inc., BT Assets, the Sponsor and the other persons identified on the signature pages therein.	8-K	10.3	July 7, 2023

10.4	Sponsor Support Agreement, dated as of August 24, 2022, by and among GSRM, the Sponsor and BT Assets.	8-K	10.1	August 25, 2022

Exhibit	Description	Schedule/Form	Exhibit No.	Filing Date
10.5	First Amendment to the Sponsor Support Agreement, dated as of June 7, 2023, by and among GSRM, the Sponsor and BT Assets.	8-K	10.1	June 13, 2023

10.6	Form of Indemnification Agreement.	8-K	10.6	July 7, 2023

10.7	PIPE Agreement, dated as of June 23, 2023, by and among the Company, GSRM and the investors listed therein.	8-K	10.1	June 26, 2023

10.8	Amendment No. 1 to the PIPE Agreement, dated October 2, 2023, by and among the Company and the investors listed therein.	8-K	10.1	October 2, 2023

10.9	Registration Rights Agreement, dated October 3, 2023, by and among the Company and the holders listed therein.	8-K	10.2	October 2, 2023

10.10#	Form of Bitcoin Depot Inc. 2023 Omnibus Incentive Plan.	8-K	10.8	July 7, 2023

10.11	Form of Voting and Non-Redemption Agreement.	8-K	10.1	May 19, 2023

10.12	Form of Non-Redemption Agreement.	8-K	10.1	June 2, 2023

10.13#	Form of Phantom Equity Award Termination Agreement and General Release.	8-K	10.11	July 7, 2023

10.14†+

Amended and Restated Credit Agreement, dated as of June 23, 2023, by and among BT OpCo, as the borrower, BT Assets, as the initial holding company, Express Vending Inc., a corporation incorporated under the laws of British Columbia, Mintz Assets, Inc., a Georgia corporation, BitAccess Inc., a corporation incorporated under the federal laws of Canada, Digital Gold Ventures Inc., a corporation incorporated under the laws of Ontario, Intuitive Software LLC, a Delaware limited liability company, the financial institutions and institutional investors from time to time party thereto as Lenders, and Silverview Credit Partners LP (f/k/a Silverpeak Credit Partners, LP).

		8-K	10.1	June 28, 2023

10.17#	Bonus Award Letter 2023 with Scott Buchanan

10.18#	Offer Letter with Glen Leibowitz	10-Q	10.4	November 14, 2023

10.19#	Form 1 of Employee RSU Grant Notice and Award Agreement.	10-Q	10.5	November 14, 2023

10.20#	Form 2 of Employee RSU Grant Notice and Award Agreement.	10-Q	10.6	November 14, 2023

10.21#	Form 3 of Employee RSU Grant Notice and Award Agreement.	10-Q	10.7	November 14, 2023

10.22#	Form 1 of Employee PRSU Grant Notice and Award Agreement.	10-Q	10.8	November 14, 2023

10.23#	Form 2 of Employee PRSU Grant Notice and Award Agreement.	10-Q	10.9	November 14, 2023

21.1*	List of Subsidiaries of Bitcoin Depot Inc.

Exhibit	Description	Schedule/Form	Exhibit No.	Filing Date

23.2*	Consent of KPMG LLP.

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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

#	Indicates a management contract or compensatory plan, contract or arrangement.

†

Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 15, 2024	By:	/s/ Brandon Mintz
	Name:	Brandon Mintz
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2024	By:	/s/ Glen Leibowitz
	Name:	Glen Leibowitz
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)