Form 10-Q
period 2024-03-31
Bitcoin Depot Inc.
filed 2024-05-15
CIK 1901799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March, 31, 2024

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

As of May 13, 2024, the registrant had 17,345,855 shares outstanding of Class A common stock, par value $0.0001 per share, 3,075,000 shares outstanding of Series A Preferred Shares, par value of $0.0001, 0 shares outstanding of Class B common stock, par value $0.0001 per share, 1,075,761 shares outstanding of Class E common stock, par value $0.0001 per share, 0 shares outstanding of Class M common stock, par value $0.0001 per share, 0 shares outstanding of Class O common stock, par value $0.0001 per share, and 41,193,024 shares outstanding of Class V common stock, par value $0.0001 per share.

Bitcoin Depot Inc.

Quarterly Report on Form 10-Q

Forward-Looking Statements Safe Harbor Statement

Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, they are subject to risks and uncertainties that are described more fully herein and in our Annual Report on Form 10-K for the year ended December 31, 2023, in Part I, Item 1A, “Risk Factors” and in Part I under the heading "Cautionary Notice Regarding Forward-Looking Statements", as well as in our other filings with the Securities and Exchange Commission. These risks include our ability to successfully realize the expected benefits of the business combination; our ability to operate in existing markets or expand into new jurisdictions; our ability to manage our growth effectively; our ability to continue to operate in states where we have obtained the requisite licenses to the extent that the laws and regulations of such states clearly indicate that a license is required or where state regulators have advised us that we need a license to operate; our ability to manage regulatory uncertainty in the cryptocurrency industry and maintain positive relationships with federal and state regulators; our dependence on key business relationships with certain key suppliers of Bitcoin; our dependence on, and ability to maintain, key business relationships with store locations for our kiosks and franchise locations, and related supplies, programs, and technologies for our business on acceptable terms; the negative impact on our future results of operations of the unknown potential growth rate and demand for Bitcoin kiosks and by the slow adoption of cryptocurrency; our heavy dependency on our ability to win, maintain and renew contracts with store location partners; unfavorable macroeconomic conditions or decreased discretionary spending due to other factors such as increased interest rates, increased inflation, high fuel rates, recessions, epidemics or other public health issues, terrorist activity or threat thereof, civil unrest or other economic or political uncertainties, that could adversely affect our business, results of operations, cash flows and financial conditions; and our ability to obtain debt financing or refinance existing indebtedness on satisfactory terms, liquidity and trading of our public securities. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

i

Part I - Financial Information

Item 1. Financial Statements.

BITCOIN DEPOT INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Current:
Cash and cash equivalents	$42,151	$29,759
Cryptocurrencies	441	712
Accounts receivable	348	245
Prepaid expenses and other current assets	8,766	6,554
Total current assets	51,706	37,270
Property and equipment:
Furniture and fixtures	635	635
Leasehold improvements	172	172
Kiosk machines - owned	24,667	24,222
Kiosk machines - leased	20,499	20,524
Total property and equipment	45,973	45,553
Less: accumulated depreciation	(23,228)	(20,699)
Total property and equipment, net	22,745	24,854
Intangible assets, net	3,502	3,836
Goodwill	8,717	8,717
Operating lease right-of-use assets, net	1,019	484
Deposits	577	412
Deferred tax assets	1,804	1,804
Total assets	$90,070	$77,377

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2024 (unaudited)	December 31, 2023
Liabilities and Stockholders’ Equity
Current:
Accounts payable	$10,576	$8,337
Accrued expenses and other current liabilities	18,869	21,545
Notes payable	3,437	3,985
Income taxes payable	2,545	2,484
Deferred revenue	912	297
Operating lease liabilities, current portion	454	279
Current installments of obligations under finance leases	5,459	6,801
Other non-income tax payable	2,299	2,297
Total current liabilities	44,551	46,025
Long-term liabilities
Notes payable, non-current	35,863	17,101
Operating lease liabilities, non-current	666	319
Obligations under finance leases, non-current	2,293	2,848
Deferred income tax, net	851	846
Tax receivable agreement liability due to related party, non-current	865	865
Total Liabilities	85,089	68,004
Commitments and Contingencies (Note 18)
Stockholders’ Equity
Series A Preferred Stock, $0.0001 par value; 50,000,000 authorized, 3,075,000 and 3,125,000 shares issued and outstanding, at March 31, 2024 and December 31, 2023, respectively	—	—
Class A common stock, $0.0001 par value; 800,000,000 authorized, 13,721,691 and 13,602,691 shares issued, and 13,531,071 and 13,482,047 shares outstanding at March 31, 2024 and December 31, 2023, respectively	1	1
Class B common stock, $0.0001 par value; 20,000,000 authorized, no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Class E common stock, $0.0001 par value; 2,250,000 authorized, 1,075,761 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Class M common stock, $0.0001 par value; 300,000,000 authorized, no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Class O common stock, $0.0001 par value; 800,000,000 authorized, no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Class V common stock, $0.0001 par value; 300,000,000 authorized, 44,100,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	4	4
Treasury stock	(437)	(279)
Additional paid-in capital	18,215	17,326
Accumulated deficit	(34,201)	(32,663)
Accumulated other comprehensive loss	(199)	(203)
Total Stockholders’ (Deficit) Attributable to Bitcoin Depot Inc.	(16,617)	(15,814)
Equity attributable to non-controlling interests	21,598	25,187
Total Stockholders’ Equity	4,981	9,373
Total Liabilities and Stockholders’ Equity	$90,070	$77,377

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$138,539	$163,603
Cost of revenue (excluding depreciation and amortization)	121,287	141,300
Operating expenses:
Selling, general, and administrative	13,606	10,836
Depreciation and amortization	2,947	2,796
Total operating expenses	16,553	13,632
Income from operations	699	8,671
Other (expense) income:
Interest (expense)	(4,944)	(2,947)
Other income (expense)	6	(115)
(Loss) on foreign currency transactions	(127)	(148)
Total other (expense)	(5,065)	(3,210)
(Loss) Income before provision for income taxes and non-controlling interest	(4,366)	5,461
Income tax benefit	138	622
Net (loss) income	(4,228)	6,083
Net income attributable to Legacy Bitcoin Depot unit holders	—	6,291
Net (loss) attributable to non-controlling interest	(2,690)	(208)
Net (loss) attributable to Bitcoin Depot Inc.	(1,538)	—
Other comprehensive income (loss), net of tax
Net (loss) income	(4,228)	6,083
Foreign currency translation adjustments	13	—
Total comprehensive (loss) income	(4,215)	6,083
Comprehensive income attributable to Legacy Bitcoin Depot unit holders	—	6,291
Comprehensive (loss) attributable to non-controlling interest	(2,677)	(208)
Comprehensive (loss) attributable to Bitcoin Depot Inc.	$(1,538)	$—
Net (loss) attributable to Bitcoin Depot Inc.	$(1,538)	$—
(Loss) per share basic and diluted	$(0.25)
Weighted average shares: basic and diluted	16,616,864

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Class A Common Stock		Class E Common Stock		Class V Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive Loss	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) and (Deficit) Attributable to Bitcoin Depot Inc.	Non-Controlling Interest	Total Stockholders’ Equity
January 1, 2024	3,125,000	$—	13,602,691	$1	1,075,761	$—	44,100,000	$4	(120,644)	$(279)	$(203)	$17,326	$(32,663)	$(15,814)	$25,187	$9,373
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(916)	(916)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	4	—	—	4	9	13
Conversion of Series A preferred stock to class A common stock	(50,000)	—	50,000	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	889	—	889	8	897
Treasury Shares	—	—	—	—	—	—	—	—	(69,976)	(158)	—	—	—	(158)	—	(158)
Shares issued for vested RSU awards	—	—	69,000	—	—	—	—	—	—	—	—	—	—	—	—	—
Net Income (loss) attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(1,538)	(1,538)	(2,690)	(4,228)
March 31, 2024	3,075,000	$—	13,721,691	$1	1,075,761	$—	44,100,000	$4	(190,620)	$(437)	$(199)	$18,215	$(34,201)	$(16,617)	$21,598	$4,981

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S EQUITY

THREE MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

(in thousands, except share and per share amounts)

	Equity Attributed to Legacy Bitcoin Depot	Accumulated Other Comprehensive (Loss)	Total Equity Attributed to Legacy Bitcoin Depot	Equity Attributed to Non- Controlling Interest	Total Member’s Equity
Balance at January 1, 2023	$7,396	$(182)	$7,214	$2,230	$9,444
Distributions	(505)	—	(505)	—	(505)
Share-based compensation expense	—	—	—	191	191
Net income (loss)	6,291	—	6,291	(208)	6,083
Balance at March 31, 2023	$13,182	$(182)	$13,000	$2,213	$15,213

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Cash flows from Operating Activities:
Net (loss) Income	$(4,228)	$6,083
Adjustments to reconcile net income to net cash (used in) operating activities:
Amortization of deferred financing costs	544	155
Accretion to contingent earn-out liability	—	69
Depreciation and amortization	2,947	2,796
Non-cash share-based compensation	897	191
Purchase of services in cryptocurrencies	347	292
Deferred taxes	5	(427)
Loss on lease termination	—	533
Write-off of deferred financing costs	3,136	—
Loss on disposal of property and equipment	26	225
Reduction in carrying amount of right-of-use assets	49	24
Cryptocurrency received as payment	(485)	(211)
Change in operating assets and liabilities:
Deposits	(165)	—
Accounts receivable	(104)	(483)
Cryptocurrencies	409	34
Prepaid expenses and other current assets	(364)	(2,072)
Accounts payable	2,241	84
Accrued expenses and other current liabilities	(4,524)	2,655
Income taxes payable	61	74
Other non-income tax payable	2	—
Deferred revenue	615	28
Operating leases, net	(62)	(40)
Net Cash Flows Provided by Operations	1,347	10,010
Cash flows from Investing Activities:
Acquisition of property and equipment	(558)	—
Net Cash Flows Used In Investing Activities	(558)	—
Cash flows from Financing Activities:
Proceeds from issuance of notes payable	15,191	—
Principal payments on notes payable	(639)	(2,250)
Principal payments on finance lease	(1,896)	(3,154)
Payment of deferred financing costs	(19)	—
Purchase of treasury stock	(158)	—
Distributions	(916)	(482)
Net Cash Flows Provided by (Used In) Financing Activities	11,563	(5,886)
Effect of exchange rate changed on cash and cash equivalents	40	1
Net change in cash and cash equivalents	12,392	4,125
Cash and cash equivalents - beginning of period	29,759	37,540
Cash and cash equivalents - end of period	$42,151	$41,665

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the three months ended March 31 for:
Interest	$1,814	$2,511
Income taxes	$40	$3

Supplemental disclosures of non-cash investing and financing activities:

See Note 4 for information on non-cash distribution to the Member.

See Note 12 for information on non-cash financing activity related to term loan agreements.

During the three months ended March 31, 2024, the Company amended its term loan agreement with its lender. The total principal on the old term loan of $19.9 million was extinguished and the new term loan's principal balance with the same lender is $35.6.million. The net proceeds from the issuance is recorded as an inflow from financing activities of $15.2 million, net of fees paid of $0.5 million.

See Note 17 for information on non-cash activity related to a lease termination and new lease arrangement.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Organization and Background

(a) Organization

Lux Vending, LLC (dba Bitcoin Depot) (“Legacy Bitcoin Depot”) was formed on June 7, 2016. Pursuant to a transaction with GSR II Meteora Acquisition Corp. (“GSRM”), a Delaware corporation formed on October 14, 2021, Legacy Bitcoin Depot merged with and into GSRM and GSRM was renamed Bitcoin Depot Inc. (“Bitcoin Depot”, or the “Company”) (see Note 2(a)). Bitcoin Depot owns and operates a network of cryptocurrency kiosks (“BTMs”) across North America where customers can buy and sell cryptocurrencies. In addition to the BTM network, Bitcoin Depot also sells cryptocurrency to consumers at a network of retail locations through its BDCheckout product offering and through its website. The BDCheckout offering allows users similar functionality to the BTM kiosks, enabling users to load cash into their accounts at the checkout counter at retailer locations, and use those funds to purchase cryptocurrency. The Company’s website allows users to purchase cryptocurrency online for which the Company earns a commission. Bitcoin Depot also offers a software solution to other BTM operators through its controlled subsidiary, BitAccess Inc. ("BitAccess").

(b) Background

Several factors affect the price of cryptocurrencies, including but not limited to: (a) global supply and demand; (b) investors’ expectations with respect to the rate of inflation; (c) interest rates; (d) currency exchange rates, including the rates at which cryptocurrencies may be exchanged for fiat currencies; (e) fiat currency withdrawal and deposit policies of electronic market places where traders may buy and sell cryptocurrencies based on bid-ask trading activity with the various exchanges and the liquidity of those exchanges; (f) interruptions in service from or failures of major cryptocurrency exchanges; (g) investment and trading activities of large investors, including private and registered funds, that may directly or indirectly invest in cryptocurrencies; (h) monetary policies of governments, trade restrictions, currency devaluations and revaluations; (i) regulatory measures, if any, that restrict the use of cryptocurrencies as a form of payment; (j) the maintenance and development of the open-source protocol governing the cryptocurrency’s network; (k) global or regional political, economic or financial events and situations; (l) expectations among market participants that the value of a cryptocurrency will soon change; and (m) the reduction in mining rewards of Bitcoin, including block reward halving events, which are events that occur after a specific period of time and reduces the block reward earned by miners.

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

(c) Liquidity

As of March 31, 2024, the Company had current assets of $51.7 million, including cash and cash equivalents of $42.2 million, current liabilities of $44.6 million, total stockholders’ equity of $5.0 million and an accumulated deficit of $34.2 million. For the three months ended March 31, 2024, the Company recognized net loss of $4.2 million and generated positive cash flows from operations of $1.3 million, and had cash flows provided by financing activities of $11.6 million, primarily due to the issuance of notes payable. The Company expected its existing cash and cash equivalents, together with cash provided by operations, to be sufficient to fund its operations for a period of 12 months from the date that these consolidated financial statements are issued.

(d) Risks and Uncertainties

The operations of Bitcoin Depot are subject to various regulatory challenges and uncertainties. The Company's ability to operate and expand its cryptocurrency kiosk services in compliance with applicable laws and regulations is a significant risk factor that may impact its financial performance and overall business prospects. The regulatory landscape surrounding cryptocurrencies, including the operation of crypto kiosks, is rapidly evolving and can vary significantly from one jurisdiction to another. The impacts of heightened regulatory oversight is not yet known. For example, recent legislation in California regulates digital financial asset transaction kiosks (“crypto kiosks”) by imposing the following: limiting to $1,000 per day the amount of funds the kiosk operator can accept from or dispense at its crypto kiosks; limiting the direct and indirect charges an operator may collect from a customer for a single transaction to the greater of $5 or 15% of the dollar equivalent of the digital assets involved in the transaction; (iii) requiring that specific information (including the amount of fees, expenses and charges, as well as any spread between the dollar price of the digital asset

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

charged to the customer and the dollar price for that asset listed by a digital asset exchange) be disclosed both prior to a transaction and on transaction receipts printed by crypto kiosks following the transaction; and (iv) requiring operators to provide the California Department of Financial Protection and Innovation with a list of all locations of the crypto kiosks that the operator owns, operates or manages in California. Other state agencies may propose and adopt new regulations (or interpret existing regulations) in ways that could result in significant adverse changes in the regulatory landscape for cryptocurrencies, regardless of whether these or other new laws are adopted.

The Company's financial performance and ability to achieve its business objectives may be significantly impacted by the outcome of ongoing regulatory discussions and potential changes in the regulatory framework governing cryptocurrencies in California and in other states that have passed, or may pass, similar legislation. These uncertainties may result in lower revenue and margin, increased compliance costs, operational restrictions, or limitations on the Company's ability to expand its services or enter new markets. Compliance with current and proposed legislation that has not yet been published may be more challenging than expected.

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

(2) Basis of Presentation and Summary of Significant Accounting Policies

(a) Basis of Presentation

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to interim reporting. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2023 on Form 10-K, filed with the SEC on April 15, 2024. The Company has included all normal recurring items and adjustments necessary for a fair presentation of the results of the interim period. The Company’s interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

The consolidated financial statements of the Company include the accounts of Bitcoin Depot Inc. and its controlled subsidiaries: BT HoldCo, Bitcoin Depot Operating, LLC, Mintz Assets, Inc., Express Vending, Inc., Intuitive Software, LLC, Digital Gold Ventures, Inc. (“Digital Gold”), and BitAccess Inc. BT HoldCo is a holding company with ownership of Bitcoin Depot Operating, LLC. Bitcoin Depot Operating, LLC is a holding company with ownership of Mintz Assets, Inc. and Intuitive Software, LLC. Mintz Assets, Inc. is a holding company that holds the ownership of Express Vending, Inc. Express Vending, Inc. is a Canadian corporation whose business activities include owning and operating a network of BTM kiosks in Canada. Intuitive Software, LLC is a holding company that holds an 82.14% equity interest (through its ownership of Digital Gold) in BitAccess Inc., a Canadian corporation. The non-controlling interests held by investors directly in BT HoldCo and BitAccess are presented separately as further discussed in Note 10. Intercompany balances and transactions have been eliminated in consolidation.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

contemplated in the Transaction Agreement (collectively, the "Merger"), BT Assets was the sole owner and member in Legacy Bitcoin Depot (the "Member").

On June 30, 2023 (the “Closing Date”), Legacy Bitcoin Depot merged with and into Bitcoin Depot Operating LLC (“BT OpCo”), with BT OpCo surviving the Merger as the post-transaction operating company owned solely by a newly formed entity, BT HoldCo, LLC (“BT HoldCo”) with common units (the “BT HoldCo Common Units”), preferred units (the “BT HoldCo Preferred Units”) and earnout units (the “BT HoldCo Earnout Units”) outstanding and issued to BT Assets. In connection with the Merger, GSRM changed its name to Bitcoin Depot Inc., purchased BT HoldCo Common Units owned by BT Assets and was issued BT HoldCo Earnout Units and warrants issued by BT HoldCo to the Company to purchase a number of BT HoldCo Common Units equal to the number of shares of Class A common stock that may be purchased upon the exercise in full of all Warrants outstanding immediately after Closing (“BT HoldCo Matching Warrants”). The former owners of Legacy Bitcoin Depot (i.e., BT Assets and the owners thereof) were issued 44,100,000 non-economic, super voting shares of Class V common stock in Bitcoin Depot. The Class V common stock held by BT Assets corresponds to units held by BT Assets in BT HoldCo and represents non-controlling interests in the Company, as described in Note 10. Following the closing of the Merger, the Company is organized under an “Up-C” structure in which the business of the Company is operated by BT HoldCo and its subsidiaries, and Bitcoin Depot’s only material direct asset consists of equity interests in BT HoldCo. At June 30, 2023, the Company had issued and outstanding 12,358,691 common units, 4,300,000 Series A Preferred Units and 43,848,750 warrants in BT HoldCo. Also at June 30, 2023, BT Assets owned 41,200,000 common units, 2,900,000 Founder Preferred Units, 5,000,000 Class 1 Earnout Units, 5,000,000 Class 2 Earnout Units and 5,000,000 Class 3 Earnout Units in BT HoldCo.

Notwithstanding the legal form of the Merger pursuant to the Transaction Agreement, the Merger is accounted for as a reverse recapitalization. The Merger is accounted for as a common control transaction and reverse recapitalization in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), as BT Assets controls BT OpCo both before and after the transactions. Legacy Bitcoin Depot is determined to be the predecessor and represents a continuation of BT OpCo’s balance sheet and consolidated statement of (loss) income and comprehensive (loss) income, reflective of the recapitalization of the Merger.

As a result of the reverse capitalization accounting, the assets and liabilities of Legacy Bitcoin Depot are reflected by the Company at their historical cost with no additional goodwill or intangible assets recorded, accompanied by a recapitalization of the equity structure.

In connection with the Merger, the Company’s Class A common stock is now listed on the National Association of Securities of Dealers Automated Quotations (“Nasdaq”) under the symbol BTM and the Warrants to purchase the Class A common stock are listed on the Nasdaq under the symbol BTMWW in lieu of the GSRM Ordinary Shares and GSRM’s warrants, respectively. GSRM’s units automatically separated into the GSRM’s Ordinary Shares and GSRM’s warrants and ceased trading separately on the Nasdaq following the Closing Date. Prior to the Merger, GSRM neither engaged in any operations nor generated any revenue. Until the Merger, based on GSRM’s business activities, it was a shell company as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

(b) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, valuation of current and deferred income taxes, the determination of the useful lives of property and equipment, recoverability of intangible assets and goodwill, fair value of long-term debt, present value of lease liabilities and right-of-use assets, assumptions and inputs for fair value measurements used in business combinations, impairments of cryptocurrencies, share-based compensation and contingencies, including liabilities that the Company deems are not probable of assertion. The

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

(c) Concentration of Credit Risk Arising from Cash Deposits in Excess of Insured Limits

The Company maintains cash in established U.S. and Canadian financial institutions that often will exceed federally insured limits. The Company has not experienced any losses in such accounts that are maintained at the financial institutions.

The Company maintains cash balances in its BTMs and in fiat wallets with cryptocurrency exchanges to facilitate the purchase and sale of cryptocurrencies. The cash balances in the BTMs are insured up to a specified limit. From time to time, the Company’s cash balance in the BTMs exceeds such limits. The Company had cash of $13.7 million and $12.2 million in BTMs at March 31, 2024 and December 31, 2023, respectively. Cash maintained in fiat wallets with cryptocurrency exchanges is not insured. The Company had $0.1 million in cash with cryptocurrency exchanges as of March 31, 2024 and December 31, 2023.

A significant customer concentration is defined as one from whom at least 10% of revenue is derived. The Company had no significant customer concentration for the three months ended March 31, 2024 and 2023.

(d) Cash and Cash Equivalents

Cash and cash equivalents includes cash maintained at various financial institutions, cryptocurrency exchanges, and in BTMs owned and leased by the Company.

Cash in transit consists of cash that is picked up by armored truck companies from the Company’s BTM machines but not yet deposited in the Company’s bank accounts. As of March 31, 2024 and December 31, 2023, the Company had cash in transit of $6.3 million and $5.3 million, respectively. Management evaluates cash in transit based on outstanding cash deposits on cash picked up by the armored truck companies, historical cash deposits and cash that is lost during transit, which is immaterial. The armored truck companies maintain insurance over theft and losses.

(e) Cryptocurrencies

Cryptocurrencies are a unit of account that function as a medium of exchange on a respective blockchain network, and a digital and decentralized ledger that keeps a record of all transactions that take place across a peer-to-peer network. The Company primarily purchases cryptocurrencies to sell to customers. The Company’s cryptocurrencies consisted primarily of Bitcoin (“BTC”) as of and for the three months ended March 31, 2024 and for the year ended December 31, 2023.

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

The Company purchases cryptocurrencies, which are held in the Company’s hot wallets, on a just-in-time basis to facilitate sales to customers and mitigate exposure to volatility in cryptocurrency prices. The Company sells its cryptocurrencies to its customers from its BTM kiosks and BDCheckout locations in exchange for cash, for a prescribed transaction fee applied to the current market price of the cryptocurrency at the time of the transaction, plus a predetermined markup. When the cryptocurrency is sold to customers, the Company relieves the adjusted cost basis of its cryptocurrency, net of impairments, on a first-in, first-out basis within cost of revenue (excluding depreciation and amortization).

The related cash flows from purchases and sales of cryptocurrencies are presented as cash flows from operating activities on the Consolidated Statements of Cash Flows.

See Notes 2(i) and 2(j) to the consolidated financial statements for further information regarding the Company’s revenue recognition and cost of revenue related to the Company’s cryptocurrencies.

(f) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Finance leases are stated at the present value of the future minimum lease payments, less accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred. The cost of assets sold, retired, or otherwise disposed of, and the related accumulated depreciation are eliminated from their respective accounts and any resulting gain or loss is recognized in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income upon disposition.

Depreciation of property and equipment is determined using the straight-line method over the estimated useful lives of the assets, which are as follows:

Furniture and fixtures	7 years
Leasehold improvements	Lesser of estimated useful life or life of the lease
Kiosk machines - owned	5 years
Kiosk machines - leased	2-5 years
Vehicles	5 years

Depreciation expense for the three months ended March 31, 2024 and 2023 totaled $2.6 million, and $2.4 million, respectively.

(g) Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to its fair value, which is normally determined through analysis of the future net cash flows expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the asset group exceeds the fair value of the asset group. There were no impairments of long-lived assets for the three months ended March 31, 2024 and 2023.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(h) Goodwill and Intangible Assets, net

Goodwill represents the excess of the consideration transferred over the estimated fair value of the acquired assets, assumed liabilities, and any non-controlling interest in the acquired entity in a business combination. The Company tests for impairment at least annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs their annual test for impairment as of December 31 at the reporting unit level. There was no impairment of goodwill for the three months ended March 31, 2024 and 2023.

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

BTM Kiosks and BDCheckout

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

The Company’s revenue from contracts with customers is principally comprised of a single performance obligation to provide cryptocurrencies when customers buy cryptocurrencies at a BTM kiosk or through BDCheckout. BDCheckout sales are similar to sales from BTM kiosks in that, customers buy cryptocurrencies with cash; however, the BDCheckout transactions are completed at the checkout counter of retail locations, initiated using the Bitcoin Depot mobile app instead of through the BTM kiosks. Regardless of the method by which the customer purchases the cryptocurrency, the Company considers its performance obligation satisfied when control of the cryptocurrency is transferred to the customer, which is at the point in time the cryptocurrency is transferred to the customer’s cryptocurrency wallet and the transaction validated on the blockchain.

The typical process time for our transactions with customers is 30 minutes or less. Contract liabilities are amounts received from customers in advance of the Company transferring the cryptocurrencies to the customer’s wallet and the transaction validated on the blockchain. Contract liabilities are presented in “Deferred revenue” on the consolidated Balance Sheets and are not material as of March 31, 2024 and December 31, 2023.

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

(j) Cost of Revenue (excluding depreciation and amortization)

The Company’s cost of revenue consists primarily of direct costs related to selling cryptocurrencies and operating the Company’s network of BTM kiosks. The cost of revenue (excluding depreciation and amortization) caption includes cryptocurrency expenses, floorspace lease expenses, and kiosk operations expenses.

Cryptocurrency expenses

Cryptocurrency expenses include the cost of cryptocurrencies, fees paid to obtain cryptocurrencies, impairment of cryptocurrencies, gains on sales of cryptocurrencies on exchange, fees paid to operate the software on the BTM kiosks, and fees paid to transfer cryptocurrencies to customers.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Floorspace lease expenses

Floorspace lease expenses include lease expense for floorspace leases related to the placement of BTM kiosks.

Kiosk Operations expenses

Kiosk operations expenses include the cost of kiosk repair and maintenance and the cost of armored trucks to collect and transport cash deposited into the BTM kiosks.

The Company presents cost of revenue in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income exclusive of depreciation related to BTM kiosks and amortization of intangible assets related to software applications, tradenames and customer relationships.

(k) Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $1.7 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively. Amounts are included in selling, general and administrative expenses in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

(l) Foreign Currency

The functional currency of the Company is the USD. The functional currency of Express Vending, Inc. is the Canadian Dollar. All revenue, cost and expense accounts are translated at an average of exchange rates in effect during the period. Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date. The resulting translation adjustments are recorded as a separate component of Stockholders’ Equity, identified as accumulated other comprehensive loss.

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

Mintz Assets, Inc., is treated as a corporation for federal income tax purposes. Intuitive Software, LLC., and its wholly owned subsidiary, Digital Gold, are treated as corporations for federal income tax purposes. BitAccess Inc., and Express Vending, Inc., are each taxed as Canadian corporations. For the three months ended March 31, 2024 and 2023, there was no activity for Mintz Assets, Inc., Intuitive Software, LLC and Digital Gold. As such, there were no federal income taxes for these entities.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

2023 Omnibus Incentive Plan

In conjunction with the close of the Merger the Company established the Bitcoin Depot Inc. 2023 Omnibus Incentive Plan (the “Incentive Plan”) under which officers, directors, and employees may be awarded various types of share-based compensation, including but not limited to, restricted stock, stock options, and restricted stock units. Under the Incentive Plan, the Company has granted time-based and issued performance-based restricted stock units ("RSUs"). The Company recognizes compensation expense for the RSUs in accordance with ASC 718 - Compensation - Stock Compensation, ("ASC 718").

For RSUs, share-based compensation expense is based on the fair value of the Company’s Class A common stock at the closing price on the day before the date of grant. Share-based compensation expense associated with time-based RSUs is recognized on a straight-line basis over the award’s requisite service period (generally the vesting period). Share-based compensation expense associated with

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

(q) Net Income Per Share Attributable to Class A Common Stock

Basic earnings per share of Class A common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of Class A common stock outstanding and Series A Preferred Stock outstanding, which has similar economic rights to the Class A common stock during the same period. Diluted net income per share of Class A common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options and warrants, vesting of RSUs, vesting of Class E common stock and Class V common stock and conversion of the Company’s preferred stock, as applicable. The weighted-average shares outstanding used to compute net income per common share, basic and diluted, was 16,616,864 for the three months ended March 31, 2024. Net income per share is not presented for periods prior to the Merger as such amounts would not be meaningful to users of the financial statements because the equity structure materially changed in connection with the Merger.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In connection with the Merger, the BT Earnout will be settled in Common Units which represent non-controlling interest, to be measured under the hypothetical liquidation at book value method, as described further in Note 10.

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

(3) Recent Accounting Pronouncements

Accounting Pronouncement Adopted

In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination as if the acquiring entity had originated the contracts. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted this accounting standard effective January 1, 2023 with no impact on the consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies that contractual sale restrictions are not considered in measuring fair value of equity securities and requires additional disclosures for equity securities subject to contractual sale restrictions. The standard is effective for public companies for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company adopted this accounting standard effective January 1, 2024 with no material impact on the consolidated financial statements.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In December 2023, the FASB issued ASU No. 2023-09 "Improvements to Income Tax Disclosures (Topic 740)". The ASU requires companies to break out their income tax expense, income tax rate reconciliation and income tax payments made in more detail. For public companies, the requirements will become effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is still assessing the impacts to its consolidated financial statements.

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

(4) Related Party Transactions

During the three months ended March 31, 2023, the Company distributed to BT Assets 112.4 Litecoin ("LTC") and 7.5 Ethereum ("ETH") with a total cost basis of $0.02 million. Total cash distributions made to BT Assets during the three months ended March 31, 2024 and 2023 were $0.9 million and $0.5 million, respectively and are classified as cash outflows from financing activities in the Consolidated Statements of Cash Flows. The total cash and non-cash distributions are reflected in the Consolidated Statement of Changes in Stockholders’ Equity and the Consolidated Statement of Changes in Member's Equity.

At the closing of the Merger, the Company entered into a Tax Receivable Agreement with BT HoldCo and BT Assets. Pursuant to the Tax Receivable Agreement, the Company is generally required to pay BT Assets 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign income taxes that we realize, or in certain circumstances are deemed to realize. See Note 14. Income Taxes for further discussion.

In connection with the closing of the Merger, the Company entered into separate indemnification agreements with its directors and executive officers. These agreements, among other things, require the Company to indemnify its directors and executive officers for certain costs, charges and expenses, including attorneys’ fees, judgments, fines and settlement amounts, reasonably incurred by a director or executive officer in any action or proceeding because of their association with the Company or any of its subsidiaries. No amounts have been recognized related to these agreements as of March 31, 2024.

(5) Revenue

Revenue disaggregated by revenue stream is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
BTM Kiosks	$137,776	$163,025
BDCheckout	210	360
Company Website	361	80
Software Services	136	138
Hardware Revenue	56	—
Total Revenue	$138,539	$163,603

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(6) Cost of Revenue (Excluding Depreciation and Amortization)

Cost of Revenue (excluding depreciation and amortization) is comprised of expenses associated with the selling of cryptocurrencies and operating the Company’s BTM kiosks, excluding depreciation and amortization. The following table presents cost of revenue (excluding depreciation and amortization) by category (in thousands):

	Three Months Ended March 31,
	2024	2023
Cryptocurrency expenses	$108,464	$127,661
Floorspace lease expenses	8,536	9,032
Kiosk operations expenses	4,287	4,607
Total Cost of Revenue (excluding depreciation and amortization reported separately)	$121,287	$141,300

The following table presents the components of cryptocurrency expenses (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of Cryptocurrency (1) - BTM Kiosk	$108,063	$127,090
Cost of Cryptocurrency (1) - BDCheckout	183	309
Software Processing Fees	—	205
Exchange Fees	—	19
Mining Fees	218	33
Software Processing Fee - BDCheckout	—	5
Total cryptocurrency expenses	$108,464	$127,661

(1)
Cost of Cryptocurrency includes impairment losses recognized on cryptocurrencies net of any gains recognized from sales of cryptocurrencies on an exchange. Impairment of $2.1 million and $2.2 million were recognized for the three months ended March 31, 2024 and 2023. There were no gains from the sale of cryptocurrency during the periods.

The Company presents cost of revenue in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income exclusive of depreciation related to BTM kiosks and amortization of intangible assets related to software applications, tradenames and customer relationships.

The following table reconciles amounts excluded from the cost of revenue (excluding depreciation and amortization) caption in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income included in total depreciation and amortization expense in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the period presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Depreciation of owned BTM kiosks	$1,242	$681
Depreciation of leased BTM kiosks	1,261	1,663
Amortization of ROU asset	378	374
Total depreciation and amortization excluded from cost of revenue	$2,881	$2,718
Other depreciation and amortization included in operating expenses	66	78
Total depreciation and amortization	$2,947	$2,796

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(7) Fair Value Measurements

Contingent consideration

The following table presents the changes in the estimated fair value and level of the contingent consideration liability: (in thousands):

Year Ended December 31, 2023
Beginning balance - January 1, 2023	$1,841
Change in fair value during the period	69
Payment made during the period	—
Balance - March 31, 2023	$1,910
Change in fair value during the period	90
Payment made during the period	(2,000)
Ending balance - December 31, 2023	$—

Contingent consideration related to the BitAccess acquisition in July 2021 was measured at the probability-weighted fair value at the date of acquisition, which was estimated by applying an income valuation approach based on Level 3 inputs consisting primarily of a discount rate and probability of achieving the performance metrics. During the year-ended December 31, 2022, the Company made the first year payment of $2.0 million to the former owners of BitAccess as the performance conditions were determined to have been met. In addition, the Company amended the contingent consideration arrangement to remove the performance conditions for the second year payment such that the full $2.0 million related to the second year payment would be paid out in accordance with the agreement on July 31, 2023. As a result of the change in the agreement, the contingent liability changed from Level 3 to Level 1, in accordance with ASC 820. The change in fair value of the contingent consideration is recognized in interest expense in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the three months ended March 31, 2023. The difference between the recorded fair value of the payments and the ultimate payment amounts was not material to any period. In July 2023, in accordance with the BitAccess acquisition agreement, the Company paid $2.0 million to settle the remaining contingent consideration.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The Company’s non-financial assets, such as goodwill, intangible assets, property and equipment and operating lease right-of-use assets are adjusted down to fair value when an impairment charge is recognized. Certain fair value measurements are based predominantly on Level 3 inputs. No impairment charges related to goodwill, intangible assets, operating lease right-of-use assets and property and equipment have been recognized for the three months ended March 31, 2024 and 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value of the Company’s cryptocurrency reflects any impairment charges recorded since its purchase or receipt based on Level 1 inputs. The Company's safeguarding liability and corresponding asset are valued using quoted prices on the principal market which are Level 1 inputs. The Company was not aware of any actual or possible safeguarding loss events as of December 31, 2023, and accordingly, the bitcoin safeguarding obligation liability and the corresponding asset were recorded at the same value. The fair value of the safeguarding asset and liability is recognized in Prepaid and other current assets and Accrued expenses and other current liabilities on the Consolidated Balance Sheets, see Note 8 and 9, respectively. Due to the change in fair values of the cryptocurrency and the variability of quantity held at each reporting period, the Company anticipates these balances could change significantly at the end of each reporting period.

Assets and Liabilities Not Measured and Recorded at Fair Value

The Company considers the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses in the consolidated financial statements to approximate fair value due to their short maturities.

The Company estimates the fair value of its fixed-rated notes payable based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. As of March 31, 2024, the estimated fair value of the fixed-rated notes was approximately $37.8 million and the carrying value was $39.3 million.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(8) Prepaid expenses and other current assets

The following table presents Prepaid expenses and other current assets (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses	$1,801	$2,334
Cryptocurrency safeguarding asset	4,888	3,040
Other current assets	2,077	1,180
Prepaid expenses and other current assets	$8,766	$6,554

(9) Accrued expenses and other current liabilities

The following table presents Accrued expenses and other current liabilities (in thousands):

	March 31, 2024	December 31, 2023
Payables to liquidity providers	$4,414	$5,143
Cryptocurrency safeguarding liability	4,888	3,040
Accrued expenses	9,567	13,362
Accrued expenses and other current liabilities	$18,869	$21,545

(10) Non-controlling Interests

The following table presents the changes in the balances of non-controlling interests for the three months ended March 31, 2024 (in thousands):

	BitAccess	BT HoldCo	Total
Beginning balance January 1, 2024	$2,707	$22,480	$25,187
Distributions	—	(916)	(916)
Share-based compensation expense	8	—	8
Foreign currency translation	—	9	9
Net income (loss)	4	(2,694)	(2,690)
Ending balance March 31, 2024	$2,719	$18,879	$21,598

Non-controlling Interest - BitAccess

In July 2021, the Company obtained a controlling interest in BitAccess Inc. in a business combination. The un-affiliated interest in BitAccess Inc. is reported as non-controlling interests in the accompanying consolidated financial statements. As of both March 31, 2024 and December 31, 2023, the non-controlling interest ownership was 17.86%.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Non-controlling Interest - BT HoldCo

The Company is the primary beneficiary of BT HoldCo. The majority stockholder of BT HoldCo, BT Assets, holds 41,200,000 common units, and 2,900,000 preferred units of BT HoldCo, along with 44,100,000 Class V voting, non-economic shares in the Company. BT Assets has the right to exchange the common units, together with a corresponding number of shares of Class V common stock, for, at the Company’s option, (i) shares of the Company’s Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of the Company’s Class A common stock). The ownership interests in BT HoldCo held by BT Assets represent the non-controlling interest not directly attributable to Bitcoin Depot and are reported as part of non-controlling interests in BT HoldCo on the accompanying consolidated financial statements. See below the ownership percentage as of the reporting period end. As of March 31, 2024, BT Assets has not exchanged any common units.

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

As of March 31, 2024, the non-controlling interest ownership of BT HoldCo was 72.7% and the non-controlling interest was $18.9 million.

(11) Cryptocurrencies

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

The following tables present additional information about the adjusted cost basis of cryptocurrencies (in thousands):

	BTC	ETH	Total
Beginning balance—January 1, 2024	$711	$1	$712
Purchase or receipts of cryptocurrency	108,094	—	108,094
Cost of cryptocurrencies sold or distributed	(106,303)	—	(106,303)
Impairment of cryptocurrencies	(2,062)	—	(2,062)
Balance—March 31, 2024	$440	$1	$441

	BTC	ETH	LTC	Total
Beginning balance—January 1, 2023	$523	$9	$8	$540
Purchase or receipts of cryptocurrency	127,530	4	3	127,537
Cost of cryptocurrencies sold or distributed	(125,465)	(12)	(11)	(125,488)
Impairment of cryptocurrencies	(2,187)	—	—	(2,187)
Balance—March 31, 2023	$401	$1	$—	$402

Purchases or receipts of cryptocurrency consists of: (a) cash paid by the Company to purchase cryptocurrencies on various exchanges and from liquidity providers and related transaction costs to acquire the cryptocurrencies, (b) receipts of cryptocurrency sold to the

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Company by customers at the BTM kiosks, and (c) receipts of cryptocurrency received by the Company as consideration for company website and software services revenue. Costs of cryptocurrencies sold or distributed represents the adjusted cost basis of cryptocurrencies sold to customers or payments made in cryptocurrencies, recorded through the date of disposition.

As of March 31, 2024 and December 31, 2023, the Company had $4.4 million and $5.1 million due to liquidity providers related to bitcoin purchased during the period. These amounts are payable in cash within days from which the expenses are incurred and are presented within “Accrued expenses and other current liabilities” on the consolidated Balance Sheet.

(12) Notes Payable

Credit Agreement

On December 21, 2020, the Company entered into a credit agreement with a financial institution (the "Credit Agreement") which provided for initial term loans in an aggregate principal amount of $25.0 million, comprised of two $12.5 million tranches, and which was subject to annual interest at a rate of 15% per annum (the “note”). In 2021, the Company utilized the delayed draw facility of the Credit Agreement and amended the note to provide an additional $15.0 million to fund the acquisition of BitAccess Inc. In March 2022, the note was again amended to provide an additional term loan in an aggregate principal amount of $5.0 million.

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

On March 26, 2024, the Company entered into an amendment to the Amended and Restated Note dated June 23, 2023 to provide an additional $15.7 million in principal financing. This amendment, increased the aggregate principal amount of the term loan facility to $35.6 million which consists of $19.9 million which was outstanding under the original loan and $15.7 million in additional principal resulting in net cash flow of $15.2 million related to the amendment. The Company accounted for the amended and restated note as an extinguishment of debt in accordance with ASC 470, Debt. As such, the Company recognized the outstanding deferred financing costs of $3.2 million as a loss on extinguishment of debt in interest expense on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income which consisted of a $2.7 million write off unamortized deferred loan costs and $0.5 million in loan origination fees related to the amendment.

As a part of the amended debt agreement, the Company incurred an additional exit fee of $1.3 million which is due upon either maturity or the prepayment of the note. The total deferred financing costs associated with the amendment dated March 26, 2024 were $1.4 million (which includes the exit fee of $1.3 million) and are reflected as a reduction of the note proceeds. The Company will recognize these deferred financing costs, using the effective interest method over the term of the note.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Notes payable consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	Notes Payable as of March 31, 2024			Notes Payable as of December 31, 2023
	Credit Agreement	Other Debt	Total	Credit Agreement	Other Debt	Total
Credit agreement	$35,620	$—	$35,620	$19,920	$—	$19,920
Other debt	—	1,956	1,956	—	2,597	2,597
Plus: exit fee due upon payment of credit agreement	3,098	—	3,098	1,764	—	1,764
Less: unamortized deferred financing costs	(1,374)	—	(1,374)	(3,195)	—	(3,195)
Total notes payable	37,344	1,956	39,300	18,489	2,597	21,086
Less: current portion of notes payable	(2,283)	(1,154)	(3,437)	(2,283)	(1,702)	(3,985)
Notes payable, non-current	$35,061	$802	$35,863	$16,206	$895	$17,101

At March 31, 2024, aggregate future principal payments are as follows (in thousands):

	Aggregate Future Principal Payments at March 31, 2024
	Credit Agreement	Other Debt	Total
Remainder of 2024	$2,283	$1,057	$3,340
2025	4,732	414	5,146
2026	28,605	485	29,090
Total	$35,620	$1,956	$37,576

(13) Common Stock, Preferred Stock and Stockholders’ Equity

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

	As of March 31, 2024
	Class A	Class B	Class M	Class O	Class V	Class E	Series A Preferred
Shares authorized	800,000,000	20,000,000	300,000,000	800,000,000	300,000,000	2,250,000	50,000,000
Shares outstanding	13,531,071	—	—	—	44,100,000	1,075,761	3,075,000
Par value	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001

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

(UNAUDITED)

Class O Common Stock

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

The Series A Preferred Stock is convertible at any time at the option of the holders into Class A common stock at an initial exchange ratio of 1:1, as adjusted for any dilutive events. The Series A Preferred Stock is economically identical to the Company’s Class A common stock and is therefore treated as another class of common stock for reporting purposes (i.e., net income per share calculation), and is classified in permanent equity. During the three months ended March 31, 2024, 50,000 shares of Series A Preferred Stock were converted to shares of Class A common stock.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Private Warrants have terms and provisions that are identical to those of the Public Warrants, except the Private Warrants are not subject to redemption, and do not become subject to redemption after transfer to a non-affiliate (a distinction from other private placement warrants issued in connection with GSRM transactions).

The Warrants are accounted for as freestanding equity contracts and are classified in equity under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In connection with the Merger, the Warrants were recorded in connection with the reverse recapitalization accounting as part of the adjustment to accumulated deficit on the consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders’ Equity.

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

During the three months ended March 31, 2024, the market price of the Company's Class A common stock did not exceed required amount per share. Additionally, in accordance with the earnout provisions, the market price of the Company's Class A common stock did not exceed $12.00 per share for any 10 trading days within any consecutive 20 trading day period after the Merger to achieve the 1st vesting hurdle.

Share repurchase program

On September 22, 2023, the Company announced that its Board has authorized a share repurchase program pursuant to which the Company is authorized to repurchase up to $10.0 million of outstanding shares of its Class A common stock beginning immediately and continuing through and including June 30, 2024. The Company made an accounting policy election to measure the fair value of purchases or sales of securities, including purchases of its own shares as part of the share repurchase program, as of the trade date. During the three months ended March 31, 2024, the Company repurchased 69,976 shares at a total cost of $0.2 million with an average cost per share of $2.26. From the date of authorization through March 31, 2024, 190,620 shares of the Company's Class A common stock had been repurchased with a total cost of $0.4 million. As of March 31, 2024, $9.6 million remains available for share repurchases under the share repurchase program.

(14) Income Taxes

Prior to the closing of the Merger, Lux Vending, LLC was wholly-owned by BT Assets, Inc. which elected to be taxed as an S Corporation. Lux Vending, LLC elected to be taxed as an S Corporation subsidiary and was not directly subject to US Federal income taxes during the three months ended March 31, 2023.

The effective tax rate for the three months ended March 31, 2024, and 2023, respectively was 3.21% and (11.4)%. During the three months ended March 31, 2024, and 2023, the Company recognized income tax benefit (expense) of $0.1 million and $0.6 million, respectively, on its share of pre-tax book income (loss), of which $0.2 million and $0 million was attributed to non-controlling interest.

BitAccess Inc. and Express Vending, Inc. are taxed as Canadian corporations. For the three months ended March 31, 2024, and 2023, there was no activity for Mintz Assets, Inc., Intuitive Software, LLC and Digital Gold. As such, there were no federal income taxes for these entities.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effective tax rate differs from the statutory U.S. federal rate of 21.0% primarily due to the income or loss not being taxed due to the income and loss flowing through to its partners, and differences related to the foreign operations, and valuation allowance adjustments for the Company’s outside basis in BT HoldCo.

As of March 31, 2024, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will realize its deferred tax assets for the difference in tax basis in excess of the financial reporting value for its investment in BT HoldCo. Consequently, the Company has established a full valuation allowance with respect to its deferred tax asset related to its investment in BT HoldCo, as of March 31, 2024.

In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes. Additionally, the Company has an uncertain tax position of $1.0 million due to state tax filings. The Company plans to settle open filings during 2024.

Tax Receivable Agreement

Upon the completion of the Merger, Bitcoin Depot is party to the Tax Receivable Agreement (“TRA”). Under the terms of that agreement, Bitcoin Depot generally will be required to pay BT Assets 85% of the tax savings, if any, that Bitcoin Depot Inc. realizes, or in certain circumstances is deemed to realize, as a result of certain tax attributes that are created as part of and after the Merger. The payment of cash consideration to BT Assets in connection with the transaction will result in aggregate payments under the Tax Receivable Agreement of approximately $0.9 million as of March 31, 2024. This amount does not take into account any future exchanges of BT HoldCo Common Units by BT Assets pursuant to the BT HoldCo Amended and Restated Limited Liability Company Agreement. The future amounts payable, as well as the timing of any payments, under the Tax Receivable Agreement are dependent upon significant future events, including (but not limited to) the timing of the exchanges of BT HoldCo Common Units and surrender of a corresponding number of shares of Bitcoin Depot Class V common stock, the price of Bitcoin Depot Class A common stock at the time of each exchange, the extent to which such exchanges are taxable transactions, the depreciation and amortization periods that apply to any increase in tax basis resulting from such exchanges, the types of assets held by BT HoldCo, the amount and timing of taxable income Bitcoin Depot generates in the future, the U.S. federal income tax rate then applicable and the portion of Bitcoin Depot’s payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. The Company has recognized a Tax Receivable Agreement liability of $0.9 million on the Consolidated Balance Sheets as of December 31, 2023. Changes in this liability will be recognized in future periods through the other income/(expense) benefit caption on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, the Company initially recorded $0.7 million on September 30, 2023 through equity, an additional adjustment $0.2 million was made on December 31, 2023, which was recorded to the income statement, for a total TRA of $0.9 million.

(15) Share-Based Compensation

BitAccess:

BitAccess maintained a stock option plan for its employees under the Amended and Restated Stock Option Plan, (the “BitAccess Plan”). Pursuant to BitAccess Plan agreement, awards of stock options and restricted stock units (“BitAccess RSUs”) were permitted to be made to employees and shareholders of BitAccess. As of March 31, 2024, all awards under the BitAccess Plan had been issued.

The options under the BitAccess Plan generally vest over a two-year period following the one-year anniversary of the date of grant and expire not more than 10 years from the date of grant.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the BitAccess Plan’s stock option activity and related information is as follows:

	Amount or number of Options	Weighted-average exercise price	Weighted-average remaining contractual term	Weighted-average grant-date fair value
Outstanding at January 1, 2024	43,780	$2.86	8.60	$1.21
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at March 31, 2024	43,780	$2.86	8.35	$3.09
Vested and exercisable at March 31, 2024	15,235	$—	—	$0.80

	Amount or number of Options	Weighted-average exercise price	Weighted-average remaining contractual term	Weighted-average grant-date fair value
Outstanding at January 1, 2023	106,938	$1.04	8.86	$1.13
Granted	39,600	$2.86	9.76	$3.05
Exercised	(38,562)	$—	—	$4.44
Outstanding at March 31, 2023	107,976	$2.08	9.15	$3.09
Vested and exercisable at March 31, 2023	2,063	$2.86	—	$3.02

The BitAccess RSUs under the BitAccess Plan generally vest over a two-year period beginning following the one-year anniversary of the date of grant and expire not more than 10 years from the date of grant. There were no outstanding RSUs as of March 31, 2024. A summary of the BitAccess Plan’s BitAccess RSU award activity for the three months ended March 31, 2023 is as follows:

Restricted Stock Units
Outstanding at January 1, 2023	81,142
Exercised	(23,308)
Outstanding at March 31, 2023	57,834

The Company recognized compensation expense of $0 million and $0.2 million during the three months ended March 31, 2024 and 2023, respectively, related to the BitAccess Plan. These amounts are included in selling, general and administrative expenses in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. As of March 31, 2024, there was immaterial unrecognized compensation expense related to BitAccess Plan’s for non-vested restricted shares.

2023 Omnibus Incentive Plan

Pursuant to the Incentive Plan the Board is currently authorized to grant awards of Class A common Stock, incentive stock options, non statutory stock options, RSUs and restricted stock in an aggregate amount up to 6,029,445 shares of Class A common stock to eligible recipients, as defined in the Incentive Plan The Company recognized $0.9 million of share-based compensation expense during the three months ended March 31, 2024. Share-based compensation expense is included within selling and administrative expenses in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

Time-based RSUs

During the three months ended March 31, 2024, the Company granted approximately 4,809 time-based RSUs.

These RSUs vest one-third on the first anniversary of the grant date and in equal quarterly installments over the next two years.

For these time-based RSUs, the Company recognized stock-based compensation in the Consolidated Statement of Stockholders' Equity as Additional Paid-In Capital and stock-based compensation expense on the Statement of Income during the three months ended March 31, 2024 of $0.9 million. The Company had unrecognized compensation expense associated with time-based RSUs of $2.3 million as of March 31, 2024.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Amount of RSUs	Weighted-average grant date fair value
Outstanding at January 1, 2024	1,352,085	$3.59
Granted	4,809	$2.18
Vested	(69,000)	$3.61
Forfeited	(7,159)	$3.50
Outstanding at March 31, 2024	1,280,735	$3.59

During the three months ended March 31, 2024, the Company did not issue any performance-based RSUs.

(16) Net Loss Per Share

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

The share-based compensation expense related to Class A shares has been attributed entirely to Bitcoin Depot Inc. for purposes of the net income (loss) per share calculation within the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. Additionally, for purposes of the net income (loss) per share calculation, because such amounts pertain to compensation expense that do not affect the net assets of BT HoldCo available for liquidation, they are not further attributed to the non-controlling interest holders under the HLBV method described in Note 10.

Management determined that EPS for periods prior to the Merger was not considered meaningful due to the complexities of determining the weighted average stock outstanding as a result of the recapitalization. Accordingly, the computation of loss per share and weighted average common stock outstanding has only been presented for the period from the date of transaction close through March 31, 2024, as follows:

Three Months Ended March 31, 2024
Numerator:
Net loss attributable to Bitcoin Depot Inc. - basic and diluted	$(4,228)
Denominator:
Weighted average common stock outstanding - basic and diluted	16,616,864
Net loss per share - Bitcoin Depot Inc.	$(0.25)

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(17) Leases

Floorspace leases

The Company has obligations as a lessee for floorspace. Generally, these lease arrangements meet the short-term lease criteria as the floorspace leases generally are cancellable by the Company within 30 days or less notice. Accordingly, for the leases that are cancellable, the company has elected and applied the practical expedient that allows the Company to recognize short-term lease payments on a straight-line basis over the lease term on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. For those floorspace leases that have a noncancellable terms greater than 12 months, we record ROU assets and lease liabilities and present them as operating leases.

Office space lease

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

During the year ended December 31, 2023, the Company terminated three existing lease arrangements with a lessor and simultaneously entered into a new lease arrangement with a new lessor for 2,050 BTMs, which represents all of the BTM's previously leased under the three terminated agreements. Under this agreement, the new lessor agreed to purchase the BTM’s from the original lessor. Upon the termination of the original agreement, the Company removed the remaining right-of-use asset and the finance lease liability of $7.5 million and $5.7 million respectively. The new leases commenced on March 31, 2023, June 30, 2023 or September 30, 2023 and have three year noncancellable periods. Total fixed payments due on an undiscounted basis over the three year noncancellable period of the leases are $7.1 million. The Company will acquire the assets for a bargain purchase price of $1 at the end of the terms. Due to the bargain purchase option, the Company classified the new leases as finance leases. The Company recognized a finance lease liability of $5.7 million discounted at an interest rate implicit in the lease and a corresponding right-of-use asset of $5.7 million.

In December 2023, the Company entered into a finance agreement with a financing company to facilitate the purchase of 450 BTMs at the end of a lease with a lessor for $1.3 million. The company transferred the remaining $1.8 million worth of unamortized cost basis of the kiosk machines- leased to kiosk machines- owned.

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

The components of the lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Finance lease expense:
Amortization of right-of-use-assets	$1,261	$2,215
Interest on lease liabilities	375	1,107
Total finance lease expense	1,636	3,322
Operating lease expense	100	53
Short-term lease expense	8,476	9,032
Total lease expense	$10,212	$12,407

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Other information:
Operating cash flows used for finance leases	$(403)	$(1,107)
Operating cash flows used for operating leases	$(118)	$(57)
Financing cash flows used for finance leases	$(1,896)	$(3,154)

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term - finance leases	1.69	1.61
Weighted-average remaining lease term - operating leases	2.58	2.32
Weighted-average discount rate - finance leases	18.1%	17.9%
Weighted-average discount rate - operating leases	17.4%	16.6%

Maturities of the lease liability under the noncancellable operating leases as of March 31, 2024 are as follows (in thousands):

Operating Leases
Remainder of 2024	$454
2025	470
2026	370
2027	92
Total undiscounted lease payments	1,386
Less: imputed interest	(266)
Total operating lease liability	1,120
Less: operating lease liabilities, current	(454)
Operating lease liabilities, net of current portion	$666

Maturities of the lease liability under the noncancellable finance leases as of March 31, 2024 are as follows (in thousands):

Finance Leases
Remainder of 2024	$5,611
2025	2,518
2026	675
Total undiscounted lease payments	8,804
Less: imputed interest	(1,052)
Total finance lease liability	7,752
Less: current installments of obligations under finance leases	(5,459)
Obligations under finance leases, excluding current installments	$2,293

(18) Commitments and Contingencies

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

(19) Subsequent Events

On March 13, 2024, the Company entered into a binding term sheet with a third-party to acquire kiosks with a total value of approximately $4.6 million. The Company intends to establish lease arrangements with third-party lessors as the kiosks become available. In April 2024, the contingency associated with this purchase was resolved and the Company expects to receive these kiosk over the next several months.

During April 2024, the Company granted and delivered approximately 580,000 PSUs and granted approximately 1 million time based RSUs with a total fair value of $3.0 million.

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

Certain information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to plans and strategy for Bitcoin Depot’s business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Risk Factors” and “Forward-Looking Statements Safe Harbor Statement,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company” or “Bitcoin Depot” refer to Bitcoin Depot Inc. and its subsidiaries.

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

As of March 31, 2024, our offerings included approximately 7,100 BTMs in retailer locations throughout the U.S. and Canada, our BDCheckout product, which is accepted at approximately 6,700 retail locations, and our mobile app. We maintain a leading position among cash-to-Bitcoin BTM operators in the U.S. and Canada.

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

Bitcoin Depot’s largest BTM deployment as of March 31, 2024 is with Circle K, a convenience store chain of over 9,000 stores in North America and over 4,800 stores in Europe and other international markets. We are the exclusive provider and operator of BTMs for Circle K in the U.S. and Canada, and as of March 31, 2024 we have installed our BTMs in approximately 1,300 Circle K stores. We also have kiosks deployed in other convenience stores, gas stations, grocery stores, pharmacies, and shopping malls.

Cryptocurrencies

Our revenues, $138.5 million and $163.6 million for the three months ended March 31, 2024 and 2023, respectively, have not been correlated to the price of Bitcoin historically, even in light of volatile Bitcoin prices. For example, our revenue during the trailing twelve months ended March 31, 2024 grew by 1.2% compared to the same period ended March 31, 2023, while the market price of Bitcoin increased by 150% during the same period. Based on our own user surveys, a majority of our users use our products and services for non-speculative purposes, including money transfers, international remittances, and online purchases, among others.

We use a sophisticated Bitcoin management process to reduce our exposure to volatility in Bitcoin prices by maintaining a relatively low balance (typically less than $0.8 million) of Bitcoin at any given time, which we believe differentiates us from our competition. Our typical practice is to purchase Bitcoin through a liquidity provider such as Cumberland DRW or Abra. We replenish our Bitcoin only through purchases from leading Bitcoin liquidity providers and do not engage in any mining of Bitcoin ourselves. Our sophisticated replenishment process enables us to satisfy our users’ Bitcoin purchases with our own Bitcoin holdings yet maintain relatively small balances of Bitcoin to effectively manage our principal risk. There are two main components of the working capital required in our operations. On the Bitcoin side, we maintain Bitcoin in our hot wallets to fulfill orders from users while we are automatically placing orders with liquidity providers and exchanges to replenish the Bitcoin we have sold to users. The second component to working capital is the cash that accumulates in the BTM kiosks. As users insert cash into the BTM kiosks, cash accumulates until armored carriers collect the cash and process it back to our bank accounts. While not required, we typically maintain a variable level of cash in the BTM kiosks at all times. Cash in BTM kiosks as of March 31, 2024 was approximately 24.5% of average monthly revenues for the trailing twelve months ended March 31, 2024.

The Merger

On June 30, 2023, we consummated the Merger. GSRM’s stockholders approved the Merger at a special meeting of the stockholders held on June 28, 2023 (the “Special Meeting”).

Pursuant to the Transaction Agreement, the following occurred:

•
GSRM filed a Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, pursuant to which GSRM changed its name to “Bitcoin Depot Inc.” and the number of authorized shares of our common stock was increased to 2,272,250,000 shares, consisting of (i) 800,000,000 shares of Class A common stock, (ii) 20,000,000 shares of Class B common stock, (iii) 300,000,000 shares of Class M common stock, (iv) 800,000,000 shares of Class O common stock, (v) 300,000,000 shares of Class V common stock, (vi) 2,250,000 shares of Class E common stock, consisting of three series: (a) 750,000 shares of Class E-1 common stock, (b) 750,000 shares of Class E-2 common stock and (c) 750,000 shares of Class E-3 common stock, and (vii) 50,000,000 shares of Preferred Stock;
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

Regulatory Environment

We operate internationally and in a rapidly evolving regulatory environment characterized by a heightened focus by regulators globally on all aspects of the payments industry, including countering terrorist financing, anti-money laundering, privacy, cybersecurity, and consumer protection. The laws and regulations applicable to us, including those enacted prior to the advent of digital payments, are continuing to evolve through legislative and regulatory action and judicial interpretation. New or changing laws and regulations, including changes to their interpretation and implementation, as well as increased penalties and enforcement actions related to non-compliance, could have a material adverse impact on our business, results of operations, and financial condition. For example, on October 13, 2023, Governor Newsom signed the California Digital Financial Assets Law and Senate Bill 401, which together will regulate virtual currency activities within the state when the laws become fully effective on July 1, 2025 with some provisions becoming effective beginning January 1, 2024. The additions that went into effect January 1, 2024 to the California Financial Code aim to regulate digital financial asset transaction kiosks (a “crypto kiosk”) and have impacted the Company’s revenue in California by imposing a limit of $1,000 per day to the amount of funds that the operator can accept from, or dispense to a California resident at its crypto kiosks.

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

	Three Months Ended
	March 31	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
	2024	2023				2022				2021
Installed kiosks (at period end)	7,061	6,334	6,404	6,351	6,441	6,530	6,787	6,955	6,711	6,220	4,520	2,811	1,859
Returning user transaction count	7.7	8.3	9.1	9.2	10.0	10.5	11.2	11.5	11.9	12.3	11.5	11.8	12.2
Median kiosk transaction size (in $)	205	200	200	200	200	200	180	170	176	168	160	160	140
BDCheckout locations (at period end) (1) (3)	6,734	5,681	5,681	5,195	2,754	8,661	8,661	8,395	—	—	—	—	—
Kiosks held with logistics providers (2)	587	898	842	981	891	795	—	—	—	—	—	—	—

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

Returning User Transaction Count

We believe this metric provides us an indicator of user retention and our competitive advantage relative to our peers, as well as the trajectory of adoption of cryptocurrency, and allows us to make strategic decisions. We define returning user transaction count as the average number of aggregate transactions completed at any kiosk in the four quarters trailing the quarter in which a given user’s first transaction occurred, measured only for users who complete more than one transaction. For example, as of March 31, 2024, users who first transacted at one of our kiosks during the three months ended March 31, 2023 and who subsequently completed a second transaction completed an average of 7.7 transactions over the twelve months following their initial transaction.

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

Components of Results of Operations

Revenue

We generate substantially all of our revenue from the cash paid by customers to purchase Bitcoin from our kiosks. For example, approximately 99.6% of our revenue in the three months ended March 31, 2024 was derived from the sale of our cryptocurrency, including the markup at which we sell cryptocurrency to users (which can vary between BDCheckout and BTM kiosks) and a separate flat transaction fee. These user-initiated transactions are governed by terms and conditions agreed to at the time of each point-of-sale transaction and do not extend beyond the transaction.

For the periods presented, the markup percentage for BTM kiosk transactions ranged between 15% and 31%, of the USD amount of the transaction with such markup rates historically having been, and continuing to be, subject to fluctuation as a result of our ongoing price strategy testing. The markup percentage for BDCheckout transactions has been 15% since inception/rollout of such transaction type in 2022. Finally, the Company receives a commission as a percentage for our website transactions which was 12.0% through March 31, 2024. Markup percentages are determined by examining user transaction patterns in various geographic locations, based on ongoing markup rate testing, with the ultimate aim of optimizing profitability, growth and user base.

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

We support the purchase of Bitcoin from users at only 28 kiosks, or less than 1.0% of our total kiosks as of March 31, 2024, and currently do not have plans to expand the ability of our users to sell Bitcoin to us in exchange for cash. We charge the same fees on Bitcoin we purchase from users via our kiosks as we do for Bitcoin we sell to users at our kiosks.

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

Operating expenses

Operating expenses consist of selling, general and administrative expenses and depreciation and amortization.

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

Other income (expense)

Other income (expense) includes interest expense, the impact of lease modifications, and gains and losses on foreign currency transactions.

Interest expense. Interest expense consists primarily of the interest expense on our borrowings and our finance leases and loss on extinguishment of debt.

Results of Operations

Comparison between Three Months Ended March 31, 2024 and Three Months Ended March 31, 2023

The following table sets forth selected historical operating data for the periods indicated (unaudited):

	Three Months Ended
	March 31,
(in thousands)	2024	2023	$ Change	% Change

Statements of Income and Comprehensive (Loss) Income Information:
Revenue	$138,539	$163,603	$(25,064)	(15.3)%
Cost of revenue (excluding depreciation and amortization reported separately below)	121,287	141,300	(20,013)	(14.2)%
Operating expenses
Selling, general and administrative	13,606	10,836	2,770	25.6%
Depreciation and amortization	2,947	2,796	151	5.4%
Total operating expenses	$16,553	$13,632	$2,921	21.4%
Income from operations	$699	$8,671	$(7,972)	(91.9)%
Other income (expense)
Interest (expense)	(4,944)	(2,947)	(1,997)	67.8%
Other income (expense)	6	(115)	121	(105.2)%
(Loss) on foreign currency transactions	(127)	(148)	21	(14.2)%
Total other (expense)	$(5,065)	$(3,210)	$(1,855)	57.8%
(Loss) income before provision for income taxes and non-controlling interest	(4,366)	5,461	(9,827)	(179.9)%
Income tax benefit	138	622	(484)	(77.8)%
Net (loss) income	$(4,228)	$6,083	$(10,311)	(169.5)%
Net income attributable to Legacy Bitcoin Depot unit holders	—	6,291	(6,291)	(100.0)%
Net (loss) attributable to non-controlling interest in subsidiary	(2,690)	(208)	(2,482)	1,193.3%
Net (loss) attributable to Bitcoin Depot Inc.	$(1,538)	$—	$(1,538)	(100.0)%
Other comprehensive income (loss), net of tax
Net (loss) income	(4,228)	6,083	(10,311)	(169.5)%
Foreign currency translation adjustments	13	—	13	100.0%
Total comprehensive (loss) income	$(4,215)	$6,083	$(10,298)	(169.3)%
Comprehensive income attributable to Legacy Bitcoin Depot unit holders	$—	$6,291	$(6,291)	(100.0)%
Comprehensive (loss) attributable to non-controlling interest	$(2,677)	$(208)	$(2,469)	1,187.0%
Comprehensive (loss) attributable to Bitcoin Depot Inc.	$(1,538)	$—	$(1,538)	(100.0)%

Revenue

Revenue decreased by $25.1 million, or 15.3% for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to decreases in kiosk transaction revenue which was related to decreases in the number of transactions offset slightly by higher average transaction sizes. Additionally, regulatory changes limiting the transaction size in California resulted in lower kiosk revenue in California. During the three months ended December 31, 2023, we uninstalled approximately 1,000 BTMs, which were reinstalled during the later part of February and March 2024 during our kiosk optimization plan.

Revenue disaggregated by revenue stream is as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Kiosk Transaction Revenue	$137,776	$163,025	$(25,249)	(15.5)%
BDCheckout	210	360	(150)	(41.7)%
Company Website	361	80	281	351.3%
Software Service Revenue	136	138	(2)	(1.4)%
Hardware Revenue	56	—	56	100.0%
Total Revenue	$138,539	$163,603	$(25,064)	(15.3)%

Kiosk Transaction Revenue

Our kiosk transaction revenue decreased by $25.2 million, or 15.5% for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to decreases in kiosk transaction revenue primarily related to a decrease number of users and transaction volume. Also impacting our revenue during the three months ended March 31, 2024 are the daily transaction limits set in California, which accounted for approximately 50% of the decrease in revenue for the three months ended March 31, 2024 compared to 2023. Additionally, revenue was impacted by the significant number of kiosk installations in the three months ended March 31, 2024. The Company had approximately 6 % more kiosks on average in service than compared to the three months ended March 31, 2023. Typically, the Company experiences customer adoption and growth in revenue in future periods from a kiosk relocation.

BDCheckout

Our BDCheckout revenue decreased by approximately $0.2 million or 41.7%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to a decrease in the number of transactions.

Company Website

Our Company website revenue increased by approximately $0.3 million or 351.3%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to an increase in the number of transactions.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue (excluding depreciation and amortization) decreased by $20.0 million, or 14.2% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to a decrease in the number of transactions, as well as regulatory changes in California and relocations of kiosks during the three months ended March 31, 2024.

The following table sets forth the components of the cost of revenue (excluding depreciation and amortization) for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Cryptocurrency Expenses	$108,464	$127,661	$(19,197)	(15.0)%
Floorspace Leases	8,536	9,032	(496)	(5.5)%
Kiosk Operations	4,287	4,607	(320)	(6.9)%
Total of Cost of Revenue (excluding Depreciation and Amortization)	$121,287	$141,300	$(20,013)	(14.2)%

The following table sets forth the components of cryptocurrency expenses in our cost of revenue for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Cost of Cryptocurrency - BTM Kiosks	$108,063	$127,090	$(19,027)	(15.0)%
Cost of Cryptocurrency - BDCheckout	183	309	(126)	(40.8)%
Software Processing Fees	—	205	(205)	(100.0)%
Exchange Fees	—	19	(19)	(100.0)%
Mining Fees	218	33	185	560.6%
Software Processing Fee - BDCheckout	—	5	(5)	(100.0)%
Total Cryptocurrency Expenses	$108,464	$127,661	$(19,197)	(15.0)%

Cost of cryptocurrency includes impairment losses recognized on cryptocurrencies net of any gains recognized from sales of cryptocurrencies on an exchange. Cost of Cryptocurrency includes impairment losses recognized on cryptocurrencies net of any gains recognized from sales of cryptocurrencies on an exchange. Impairment of $2.1 million and $2.2 million were recognized for the three months ended March 31, 2024 and 2023. We did not have any gains from the sale of cryptocurrency during the quarter.

Cost of Cryptocurrency – BTM Kiosks

Our cost of cryptocurrency decreased by $19.0 million, or 15.0% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily as a result of lower transaction volume in the first quarter of 2024.

Cost of Cryptocurrency - BDCheckout

Our cost of goods sold related to BDCheckout decreased by approximately $0.1 million, or 40.8% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease was a result of lower transaction volume in the first quarter of 2024.

Software Processing fees

Our software processing fees decreased by $0.2 million, or 100%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease in software processing fees was a direct result of completing the migration of our BTMs to the BitAccess platform in Q1 2023, which reduced the costs we incurred from a third-party service provider for software processing fees based on kiosk transaction volume.

Floorspace Leases

Our floorspace lease expenses decreased by $0.5 million, or 5.5% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, due to a decrease in rent paid to store owners and distributors under cancellable floorspace leases, as a result of lower overall transaction volume compared to the three months ended March 31, 2023.

Kiosk Operations

Our kiosk operations costs decreased by $0.3 million or 6.9% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Our kiosk operations consisted of armored cash collection, bank fees, software costs, insurance and repair and maintenance. These costs were higher during the first quarter of 2023 primarily related to repairs and maintenance as a result of more kiosks in transit for our planned kiosk optimization.

Operating expenses

Selling, general and administrative expenses increased by $2.8 million, or 25.6% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. During the first quarter of 2024, these costs increased primarily due to higher payroll costs due to headcount increasing from 92 at March 31, 2023 to 138 at March 31, 2024 to support our operations, along with increased professional services expenses related to regulatory and lobbying efforts.

Other income (expense), net

Other expenses increased by approximately $1.9 million or 57.8% for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily driven by a increase in interest expense during the first quarter of 2024 as a result of changes to the amount of principal under the Amended and Restated Credit Agreement. The increase of debt principal balance was considered an extinguishment of our prior debt agreement under US GAAP. This change resulted in the write-off of prior capitalized debt issuance costs of $2.7 million during the three months ended March 31, 2024.

Net income (loss) attributable to Legacy Bitcoin Depot unit holders

Prior to the close of the Merger, net income was allocated to the Legacy Bitcoin Depot unit holders. After the close of the Merger on June 30, 2023, the Legacy Bitcoin Depot unit holders no longer receive any income allocation as they are owners of BT HoldCo.

Net income attributable to non-controlling interest

Prior to the close of the Merger, the non-controlling interest reflected Bitcoin Depot’s ownership in BitAccess. Subsequent to the close of the Merger, the non-controlling interest reflect both Bitcoin Depot's ownership in BitAccess and BT HoldCo. After the close of the Merger, up to $29.0 million of the net income from BT OpCo will be allocated to BT HoldCo. If net income exceeds $29.0 million, such excess income will be allocated to Bitcoin Depot and BT HoldCo based on their pro rata economic ownership interest in BT OpCo. Additionally, when losses are incurred, BT HoldCo allocates the losses based on the economic ownership. During the three months ended March 31, 2024, Net Loss of BT OpCo was allocated to BT HoldCo and Bitcoin Depot Inc utilizing the HLBV methodology.

Net income (loss) attributable to Bitcoin Depot Inc.

During the three months ended March 31, 2024, Net Loss was allocated to Bitcoin Depot Inc from BT HoldCo. In addition to losses allocated under the HLBV methodology, the public entity incurred direct legal and professional services in maintaining its operations resulting in a Net Loss attributable to Bitcoin Depot Inc.

Liquidity and Capital Resources

On March 31, 2024, we had working capital of approximately $7.2 million, which included cash and cash equivalents and other current assets of approximately $51.7 million, offset by accounts payable and other current liabilities of approximately $44.6 million. We reported net loss of approximately $4.2 million during the three months ended March 31, 2024.

On December 31, 2023, we had negative working capital of approximately $(8.8) million, which included cash and cash equivalents and other current assets of approximately $37.3 million, offset by accounts payable and other current liabilities of approximately $46.0 million. We reported net income of approximately $1.5 million during the year ended December 31, 2023.

For each of the periods presented in this Quarterly Report on Form 10-Q, approximately 99.8% of our total transaction volume was attributable to transactions in Bitcoin and, as of the date of this Quarterly Report on Form 10-Q, transactions in Bitcoin account for 100% of our transaction volumes. We purchase Bitcoin through liquidity providers on a just-in-time basis based on expected transaction volumes in order to maintain a balance at a specified amount. Our ability to dynamically rebalance the levels of Bitcoin we hold at any given time based on transaction volumes and the market price of Bitcoin means that there are limited working capital requirements related to our Bitcoin management activities. There are two main components of the working capital required in our operations. We maintain Bitcoin (currently in an amount which, at any given time, is typically less than $1.0 million) in our hot wallets to fulfill orders from users while we are automatically placing orders with liquidity providers and exchanges to replenish the Bitcoin we have sold to users. The second component of working capital is cash and cash equivalents generated from sales at our BTM kiosks. As users insert cash into the BTM kiosks, cash accumulates until armored carriers collect the cash and process it back to our bank accounts. While not required, we typically maintain a variable level of cash in the BTM kiosks at all times. As of March 31, 2024, cash in the BTM kiosks was approximately 24.5% of monthly revenues.

We believe our existing cash and cash equivalents, together with cash provided by operations, will be sufficient to meet our needs for at least the next 12 months.

Our future capital requirements will depend on many factors including our revenue growth rate, the timing and extent of spending to support research and development efforts and the timing and extent of additional capital expenditures to purchase additional kiosks and invest in the expansion of our products and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, products and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to do so on acceptable terms or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be materially and adversely affected.

Share repurchase program

On September 22, 2023, the Company announced that its Board authorized a share repurchase program pursuant to which the Company is authorized to repurchase up to $10 million of outstanding shares of its Class A common stock beginning immediately and continuing through and including June 30, 2024. From the date of authorization through March 31, 2024, 190,620 shares of the Company's Class A common stock had been repurchased with a total cost of $0.4 million. The Company anticipates using cash flows from operations to make any future share repurchases.

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

The following table presents a reconciliation of revenue to Adjusted Gross Profit for the periods indicated (unaudited):

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue	$138,539	$163,603
Cost of revenue (excluding depreciation and amortization)	(121,287)	(141,300)
Depreciation and amortization excluded from cost of revenue	(2,881)	(2,796)
Gross Profit	$14,371	$19,507
Adjustments:
Depreciation and amortization excluded from cost of revenue	$2,881	$2,796
Adjusted Gross Profit	$17,252	$22,303
Gross Profit Margin (1)	10.4%	11.9%
Adjusted Gross Profit Margin (1)	12.5%	13.6%

(1)
Calculated as a percentage of revenue.

Adjusted EBITDA

We define Adjusted EBITDA (a non-GAAP financial measure) as net income before interest expense, tax expense, depreciation and amortization, non-recurring expenses, share-based compensation, and miscellaneous cost adjustments.

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

The following table presents a reconciliation of net income to Adjusted EBITDA for the periods indicated (unaudited):

	Three Months Ended March 31,
(in thousands)	2024	2023
Net (loss) income	$(4,228)	$6,083
Adjustments:
Interest expense	4,944	2,947
Income tax (benefit)	(138)	(622)
Depreciation and amortization	2,947	2,796
Non-recurring expenses (1)	463	2,238
Share-based compensation	897	191
Adjusted EBITDA	$4,885	$13,633
Adjusted EBITDA margin (2)	3.5%	8.3%

(1)
Comprised of non-recurring professional service fees.
(2)
Adjusted EBITDA margin is defined as Adjusted EBITDA divided by revenue. The Company uses this measure to evaluate its overall profitability.

Sources of Liquidity

Credit Agreement

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

On March 26, 2024, the Company entered into an amendment to the Amended and Restated Note dated June 23, 2023 to provide an additional $15.7 million in principal financing. This amendment, increased the aggregate principal amount of the term loan facility to $35.6 million which consists of $19.9 million which was outstanding on the original loan and $15.7 million in additional principal resulting in net cash flow of $15.2 million related to the amendment. The Company accounted for the amended and restated note as an extinguishment of debt in accordance with ASC 470, Debt. As such, the Company recognized the outstanding deferred financing costs of $3.2 million as a loss on extinguishment of debt in interest expense on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income which consisted of a $2.7 million write off unamortized deferred loan costs and $0.5 million in loan origination fees related to the amendment.

Cash Flows

The following table presents the sources of cash and cash equivalents for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Cash provided by operating activities	$1,347	$10,010
Cash (used in) investing activities	$(558)	$-
Cash provided by (used in) financing activities	$11,563	$(5,886)
Net increase in cash and cash equivalents (1)	$12,392	$4,125

(1)
Includes effect of exchange rate changes on cash.

Operating Activities

Net cash provided by operating activities decreased $8.7 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to a $10.3 million decrease in net income.

Investing Activities

Net cash used in investing activities decreased $0.6 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, due to a $0.6 million decrease in acquisition of property and equipment.

Financing Activities

Net cash used in financing activities increased $17.4 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, due to a $15.2 million increase in proceeds from notes payable and a $1.6 million decrease in principal payments on notes payable.

Commitments and Contractual Obligations

As of March 31, 2024, the aggregate amount of our operating and finance lease obligations was approximately $8.9 million. As of March 31, 2024, we had no open purchase orders for kiosks.

See Note 12 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our note payable.

See Note 14 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our tax receivable agreement.

See Note 17 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our leases.

See Note 18 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our material commitments and contingencies.

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

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Standards

Accounting Pronouncement Adopted

In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination as if the acquiring entity had originated the contracts. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company adopted this accounting standard effective January 1, 2023 with no impact on the consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies that contractual sale restrictions are not considered in measuring fair value of equity securities and requires additional disclosures for equity securities subject to contractual sale restrictions. The standard is effective for public companies for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company adopted this accounting standard effective January 1, 2024 with no material impact on the consolidated financial statements.

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

In December 2023, the FASB issued ASU No. 2023-09 "Improvements to Income Tax Disclosures (Topic 740)". The ASU requires companies to break out their income tax expense, income tax rate reconciliation and income tax payments made in more detail. For public companies, the requirements will become effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is still assessing the impacts to its consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk during the normal course of business from changes in foreign currency exchange rates and interest rates. The exposure to these risks is managed through normal operating and financing activities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2024. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, solely as a result of the material weaknesses in our internal control over financial reporting below.

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the preparation of the Company’s consolidated financial statements as of December 31, 2023, management identified material weaknesses in its internal control over financial reporting. The material weaknesses had not been remediated as of March 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The material weaknesses identified related to (i) the fact that the Company did not have formalized system of internal control over financial reporting in place to ensure that risks are properly assessed, controls are properly designed and implemented and internal controls are properly monitored and functioning, (ii) the Company’s reliance on IT systems and the use of service organizations to initiate, process, and record transactions, for which it did not evaluate or test the respective control objectives and data provided by the service organizations, and did not maintain a sufficient complement of formally documented general IT controls over access, segregation of duties, security, and change management, (iii) the Company’s lack of technical accounting resources to analyze and apply technical accounting considerations, (iv) the Company having insufficient controls in place to prevent potential unauthorized activity related to cryptocurrencies, and (v) ineffective reconciliation controls over cash in transit. Management has concluded that these material weaknesses arose because, as a private company (prior to the closing of the Merger), the Company did not have the necessary business processes, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

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

Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of the internal control over financial reporting required to be included in Bitcoin Depot’s periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in Bitcoin Depot’s reported financial and other information, which would likely have a negative effect on the trading price of the Class A common stock. In addition, we would not be able to continue to be listed on Nasdaq, which could have an adverse effect on the liquidity of your investment.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the three months ended March 31, 2024, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

Item 6. Exhibits and Financial Statement Schedules.

Exhibit	Description

2.6*	Supplemental Consolidating Information

10.1*

Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of June 23, 2023, by and among BT OpCo, as the borrower, BT Assets, as the initial holding company, Express Vending Inc., a corporation incorporated under the laws of British Columbia, Mintz Assets, Inc., a Georgia corporation, BitAccess Inc., a corporation incorporated under the federal laws of Canada, Digital Gold Ventures Inc., a corporation incorporated under the laws of Ontario, Intuitive Software LLC, a Delaware limited liability company, the financial institutions and institutional investors from time to time party thereto as Lenders, and Silverview Credit Partners LP (f/k/a Silverpeak Credit Partners, LP).

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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 15, 2024	By:	/s/ Brandon Mintz
	Name:	Brandon Mintz
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Glen Leibowitz
	Name:	Glen Leibowitz
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)