Form 10-Q
period 2024-06-30
Bitcoin Depot Inc.
filed 2024-08-15
CIK 1901799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024, the registrant had 17,844,174 shares outstanding of Class A common stock, par value $0.0001 per share, 3,075,000 shares outstanding of Series A Preferred Shares, par value of $0.0001, 0 shares outstanding of Class B common stock, par value $0.0001 per share, 1,075,761 shares outstanding of Class E common stock, par value $0.0001 per share, 0 shares outstanding of Class M common stock, par value $0.0001 per share, 0 shares outstanding of Class O common stock, par value $0.0001 per share, and 41,193,024 shares outstanding of Class V common stock, par value $0.0001 per share.

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

i

Part I - Financial Information

Item 1. Financial Statements.

BITCOIN DEPOT INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Current:
Cash and cash equivalents	$43,942	$29,759
Cryptocurrencies	600	712
Accounts receivable	317	245
Prepaid expenses and other current assets	9,777	6,554
Total current assets	54,636	37,270
Property and equipment:
Furniture and fixtures	635	635
Leasehold improvements	172	172
Kiosk machines - owned	27,100	24,222
Kiosk machines - leased	22,394	20,524
Total property and equipment	50,301	45,553
Less: accumulated depreciation	(25,758)	(20,699)
Total property and equipment, net	24,543	24,854
Intangible assets, net	3,168	3,836
Goodwill	8,717	8,717
Operating lease right-of-use assets, net	2,489	484
Deposits	699	412
Deferred tax assets	3,286	1,804
Total assets	$97,538	$77,377

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2024 (unaudited)	December 31, 2023
Liabilities and Stockholders’ Equity
Current:
Accounts payable	$10,326	$8,337
Accrued expenses and other current liabilities	21,591	21,545
Notes payable	4,366	3,985
Income taxes payable	2,811	2,484
Deferred revenue	13	297
Operating lease liabilities, current portion	813	279
Current installments of obligations under finance leases	4,761	6,801
Other non-income tax payable	2,235	2,297
Total current liabilities	46,916	46,025
Long-term liabilities
Notes payable, non-current	38,793	17,101
Operating lease liabilities, non-current	1,754	319
Obligations under finance leases, non-current	2,653	2,848
Deferred income tax, net	853	846
Tax receivable agreement liability due to related party, non-current	2,126	865
Total Liabilities	93,095	68,004
Commitments and Contingencies (Note 19)
Stockholders’ Equity
Series A Preferred Stock, $0.0001 par value; 50,000,000 authorized, 3,075,000 and 3,125,000 shares issued and outstanding, at June 30, 2024 and December 31, 2023, respectively	—	—
Class A common stock, $0.0001 par value; 800,000,000 authorized, 17,345,855 and 13,602,691 shares issued, and 17,155,235 and 13,482,047 shares outstanding at June 30, 2024 and December 31, 2023, respectively	1	1
Class B common stock, $0.0001 par value; 20,000,000 authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Class E common stock, $0.0001 par value; 2,250,000 authorized, 1,075,761 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Class M common stock, $0.0001 par value; 300,000,000 authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Class O common stock, $0.0001 par value; 800,000,000 authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Class V common stock, $0.0001 par value; 300,000,000 authorized, 41,193,024 and 44,100,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	4	4
Treasury stock	(437)	(279)
Additional paid-in capital	20,731	17,326
Accumulated deficit	(36,762)	(32,663)
Accumulated other comprehensive loss	(198)	(203)
Total Stockholders’ Deficit Attributable to Bitcoin Depot Inc.	(16,661)	(15,814)
Equity attributable to non-controlling interests	21,104	25,187
Total Stockholders’ Equity	4,443	9,373
Total Liabilities and Stockholders’ Equity	$97,538	$77,377

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$163,066	$197,474	$301,605	$361,077
Cost of revenue (excluding depreciation and amortization)	136,708	167,242	257,995	308,543
Operating expenses:
Selling, general, and administrative	15,762	16,168	29,368	27,003
Depreciation and amortization	2,992	3,499	5,939	6,295
Total operating expenses	18,754	19,667	35,307	33,298
Income from operations	7,604	10,565	8,303	19,236
Other (expense) income:
Interest (expense)	(2,880)	(4,404)	(7,824)	(7,351)
Other income (expense)	34	(10,797)	40	(10,913)
(Loss) on foreign currency transactions	(138)	(62)	(265)	(211)
Total other (expense)	(2,984)	(15,263)	(8,049)	(18,475)
(Loss) Income before provision for income taxes and non-controlling interest	4,620	(4,698)	254	761
Income tax (expense) benefit	(270)	692	(132)	1,314
Net income (loss)	4,350	(4,006)	122	2,075
Net income attributable to Legacy Bitcoin Depot unit holders	—	6,616	—	12,906
Net income attributable to non-controlling interest	6,911	77	4,221	(132)
Net (loss) attributable to Bitcoin Depot Inc.	(2,561)	(10,699)	(4,099)	(10,699)
Other comprehensive income (loss), net of tax
Net income (loss)	4,350	(4,006)	122	2,075
Foreign currency translation adjustments	5	(21)	18	(21)
Total comprehensive income (loss)	4,355	(4,027)	140	2,054
Comprehensive income attributable to Legacy Bitcoin Depot unit holders	—	6,595	—	12,885
Comprehensive income (loss) attributable to non-controlling interest	6,911	77	4,234	(132)
Comprehensive (loss) attributable to Bitcoin Depot Inc.	$(2,556)	$(10,699)	$(4,094)	$(10,699)
Net (loss) attributable to Bitcoin Depot Inc.	$(2,561)	$(10,699)	$(4,099)	$(10,699)
(Loss) per share basic and diluted	$(0.13)	$(0.64)	$(0.23)	$(0.64)
Weighted average shares: basic and diluted	19,432,011	16,658,691	18,016,761	16,658,691

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2024

(UNAUDITED)

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Class A Common Stock		Class E Common Stock		Class V Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Deficit Attributable to Bitcoin Depot Inc.	Non-Controlling Interest	Total Stockholders’ Equity
April 1, 2024	3,075,000	$—	13,721,691	$1	1,075,761	$—	44,100,000	$4	(190,620)	$(437)	$18,215	$(34,201)	$(199)	$(16,617)	$21,598	$4,981
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,832)	(6,832)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	1	1	4	5
Shares issued for vested RSU awards	—	—	717,188	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock compensation	—	—	—	—	—	—	—	—	—	—	1,720	—	—	1,720	8	1,728
Redemption of non-controlling interest	—	—	2,906,976	—	—	—	(2,906,976)	—	—	—	585	—	—	585	(585)	—
Change in tax basis in BT HoldCo due to redemption	—	—	—	—	—	—	—	—	—	—	211	—	—	211	—	211
Net (loss) income attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	(2,561)	—	(2,561)	6,911	4,350
June 30, 2024	3,075,000	$—	17,345,855	$1	1,075,761	$—	41,193,024	$4	(190,620)	$(437)	$20,731	$(36,762)	$(198)	$(16,661)	$21,104	$4,443
January 1, 2024	3,125,000	$—	13,602,691	$1	1,075,761	$—	44,100,000	$4	(120,644)	$(279)	$17,326	$(32,663)	$(203)	$(15,814)	$25,187	$9,373
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,748)	(7,748)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	5	5	13	18
Conversion of Series A preferred stock to class A common stock	(50,000)	—	50,000	—	—	—	—	—	—	—	—	—	—	—	—	—
Treasury Shares	—	—	—	—	—	—	—	—	(69,976)	(158)	—	—	—	(158)	—	(158)
Shares issued for vested RSU awards	—	—	786,188	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock compensation	—	—	—	—	—	—	—	—	—	—	2,609	—	—	2,609	16	2,625
Redemption of non-controlling interest	—	—	2,906,976	—	—	—	(2,906,976)	—	—	—	585	—	—	585	(585)	—
Change in tax basis in BT HoldCo due to redemption	—	—	—	—	—	—	—	—	—	—	211	—	—	211	—	211
Net (loss) income attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	(4,099)	—	(4,099)	4,221	122
June 30, 2024	3,075,000	$—	17,345,855	$1	1,075,761	$—	41,193,024	$4	(190,620)	$(437)	$20,731	$(36,762)	$(198)	$(16,661)	$21,104	$4,443

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND MEMBER’S EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

(in thousands, except share and per share amounts)

		Series A Preferred Stock		Class A Common Stock		Class E Common Stock		Class V Common Stock
	Equity Attributed to Legacy Bitcoin Depot	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive (Loss)	Stock Subscription Receivable	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity and Member's Equity
April 1, 2023	$13,182	—	$—	—	$—	—	$—	—	$—	$(182.00)	$—	$—	$—	$2,213	$15,213
Distributions	(12,233)	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,233)
Stock compensation prior to transaction	—	—	—	—	—	—	—	—	—	—	—	—	—	190	190
Foreign currency translation	—	—	—	—	—	—	—	—	—	(21)	—	—	—	—	(21)
Net income (loss) prior to transaction	6,616	—	—	—	—	—	—	—	—	—	—	—	—	77	6,693
Recapitalization of Legacy Bitcoin Depot equity and establishment of non-controlling interest	(7,565)	—	—	11,858,691	1	1,075,761	—	44,100,000	4	—	(4)	—	(5,806)	9,866	(3,504)
Establishment of TRA	—	—	—	—	—	—	—	—	—	—	—	—	(754)	—	(754)
Shares issued in connection with the PIPE Financing	—	4,300,000	—	—	—	—	—	—	—	—	(5,609)	13,889	—	—	8,280
Post transaction stock compensation expense related to shares issued to founder	—	—	—	500,000	—	—	—	—	—	—	—	1,615	—	—	1,615
Net (loss) after transaction-attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(10,699)	—	(10,699)
June 30, 2023	$—	4,300,000	$—	12,358,691	$1	1,075,761	$—	44,100,000	$4	$(203)	$(5,613)	$15,504	$(17,259)	$12,346	$4,780
January 1, 2023	$7,396	—	$—	—	$—	—	$—	—	$—	$(182)	$—	$—	$—	$2,230	$9,444
Distributions	(12,737)	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,737)
Stock compensation prior to transaction	—	—	—	—	—	—	—	—	—	—	—	—	—	382	382
Foreign currency translation	—	—	—	—	—	—	—	—	—	(21)	—	—	—	—	(21)
Net income (loss) prior to transaction	12,906	—	—	—	—	—	—	—	—	—	—	—	—	(132)	12,774
Recapitalization of Legacy Bitcoin Depot equity and establishment of non-controlling interest	(7,565)	—	—	11,858,691	1	1,075,761	—	44,100,000	4	—	(4)	—	(5,806)	9,866	(3,504)
Establishment of TRA	—	—	—	—	—	—	—	—	—	—	—	—	(754)	—	(754)
Shares issued in connection with the PIPE Financing	—	4,300,000	—	—	—	—	—	—	—	—	(5,609)	13,889	—	—	8,280
Post transaction stock compensation expense related to shares issued to founder	—	—	—	500,000	—	—	—	—	—	—	—	1,615	—	—	1,615
Net (loss) attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(10,699)	—	(10,699)
June 30, 2023	$—	4,300,000	$—	12,358,691	$1	1,075,761	$—	44,100,000	$4	$(203)	$(5,613)	$15,504	$(17,259)	$12,346	$4,780

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2024	2023
Cash flows from Operating Activities:
Net income	$122	$2,075
Adjustments to reconcile net income to net cash (used in) operating activities:
Amortization of deferred financing costs	808	515
Accretion to contingent earn-out liability	—	142
Depreciation and amortization	5,939	6,295
Loss on Series A Preferred Share PIPE Issuance	—	9,213
Non-cash share-based compensation	2,625	1,997
Purchase of services in cryptocurrencies	806	432
Deferred taxes	7	(867)
Loss on lease termination	—	1,201
Write-off of deferred financing costs	3,136	—
Loss on disposal of property and equipment	38	255
Reduction in carrying amount of right-of-use assets	227	49
Cryptocurrency received as payment	(792)	(288)
Other	168	—
Change in operating assets and liabilities:
Deposits	(287)	—
Accounts receivable	(72)	(870)
Cryptocurrencies	219	(438)
Prepaid expenses and other current assets	(3,385)	(978)
Accounts payable	2,135	(125)
Accrued expenses and other current liabilities	207	8,331
Income taxes payable	328	(268)
Derivative liabilities	—	6
Other non-income tax payable	(62)	—
Tax receivable agreement liability	—	—
Deferred revenue	(283)	4
Operating leases, net	(409)	(82)
Net Cash Flows Provided by Operations	11,475	26,599
Cash flows from Investing Activities:
Acquisition of property and equipment	(3,068)	(18)
Acquisition of BTC investments	(122)	—
Net Cash Flows Used In Investing Activities	(3,190)	(18)
Cash flows from Financing Activities:
Net proceeds from Merger	—	3,343
PIPE commitment fees paid	—	(583)
Proceeds from issuance of notes payable	20,405	—
Principal payments on notes payable	(2,436)	(18,926)
Principal payments on finance lease	(4,193)	(6,701)
Payment of deferred financing costs	(19)	(1,149)
Purchase of treasury stock	(158)	—
Distributions	(7,748)	(12,711)
Net Cash Flows Provided by (Used In) Financing Activities	5,851	(36,727)
Effect of exchange rate changed on cash and cash equivalents	47	21
Net change in cash and cash equivalents	14,183	(10,125)
Cash and cash equivalents - beginning of period	29,759	37,540
Cash and cash equivalents - end of period	$43,942	$27,415

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the six months ended June 30 for:
Interest	$4,178	$7,036
Income taxes	$3,427	$2,212

Supplemental disclosures of non-cash investing and financing activities:

See Note 5 for information on non-cash distribution to the Member.

See Note 13 for information on non-cash financing activity related to term loan agreements.

During the six months ended June 30, 2024, the Company amended its term loan agreement with its lender. The total principal on the old term loan of $19.9 million was extinguished and the new term loan's principal balance with the same lender is $35.6 million. The net proceeds from the issuance is recorded as an inflow from financing activities of $15.2 million, net of fees paid of $0.5 million.

See Note 18 for information on non-cash activity related to a lease termination and new lease arrangements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Organization and Background

(a) Organization

Lux Vending, LLC (dba Bitcoin Depot) (“Legacy Bitcoin Depot”) was formed on June 7, 2016. Pursuant to a transaction with GSR II Meteora Acquisition Corp. (“GSRM”), a Delaware corporation formed on October 14, 2021, Legacy Bitcoin Depot merged with and into GSRM and GSRM was renamed Bitcoin Depot Inc. (“Bitcoin Depot”, or the “Company”) (see Note 2(a)). Bitcoin Depot owns and operates a network of cryptocurrency kiosks (“BTMs”) across North America where customers can buy and sell cryptocurrencies. In addition to the BTM network, Bitcoin Depot also sells cryptocurrency to consumers at a network of retail locations through its BDCheckout product offering and through its website. The BDCheckout offering allows users similar functionality to the BTM kiosks, enabling users to load cash into their accounts at the checkout counter at retail locations, and use those funds to purchase cryptocurrency. The Company’s website allows users to purchase cryptocurrency online for which the Company earns a commission. Bitcoin Depot also offers a software solution to other BTM operators through its controlled subsidiary, BitAccess Inc. ("BitAccess").

(b) Background

Several factors affect the price of cryptocurrencies, including but not limited to: (a) global supply and demand; (b) investors’ expectations with respect to the rate of inflation; (c) interest rates; (d) currency exchange rates, including the rates at which cryptocurrencies may be exchanged for fiat currencies; (e) fiat currency withdrawal and deposit policies of electronic market places where traders may buy and sell cryptocurrencies based on bid-ask trading activity with the various exchanges and the liquidity of those exchanges; (f) interruptions in service from or failures of major cryptocurrency exchanges; (g) investment and trading activities of large investors, including private and registered funds, that may directly or indirectly invest in cryptocurrencies; (h) monetary policies of governments, trade restrictions, currency devaluations and revaluations; (i) regulatory measures, if any, that restrict the use of cryptocurrencies as a form of payment; (j) the maintenance and development of the open-source protocol governing the cryptocurrency’s network; (k) global or regional political, economic or financial events and situations; (l) expectations among market participants that the value of a cryptocurrency will soon change; and (m) the reduction in mining rewards of Bitcoin, including block reward halving events, which are events that occur after a specific period of time and reduce the block reward earned by miners.

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

(c) Liquidity

As of June 30, 2024, the Company had current assets of $54.6 million, including cash and cash equivalents of $43.9 million, current liabilities of $46.9 million, total stockholders’ equity of $4.4 million and an accumulated deficit of $36.8 million. For the six months ended June 30, 2024, the Company recognized net income of $0.1 million, generated positive cash flows from operations of $11.5 million and had cash flows provided by financing activities of $5.9 million, primarily due to the issuance of notes payable. The Company expects its existing cash and cash equivalents, together with cash provided by operations, to be sufficient to fund its operations for a period of 12 months from the date that these consolidated financial statements are issued.

(d) Risks and Uncertainties

The operations of Bitcoin Depot are subject to various regulatory challenges and uncertainties. The Company's ability to operate and expand its cryptocurrency kiosk services in compliance with applicable laws and regulations is a significant risk that may impact its financial performance and overall business prospects. The regulatory landscape surrounding cryptocurrencies, including the operation of crypto kiosks, is rapidly evolving and can vary significantly from one jurisdiction to another. The impact of heightened regulatory oversight is not yet known. For example, recent legislation in California regulates digital financial asset transaction kiosks (“crypto kiosks”) by imposing (i) a limit of $1,000 per day on the amount of funds the kiosk operator can accept from or dispense at its crypto kiosks; (ii) a limit on the direct and indirect charges an operator may collect from a customer for a single transaction to the greater of $5 or 15% of the dollar equivalent of the digital assets involved in the transaction; (iii) requirements that specific information (including the amount of fees, expenses and charges, as well as any spread between the dollar price of the digital asset charged to the

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

customer and the dollar price for that asset listed by a digital asset exchange) be disclosed both prior to a transaction and on transaction receipts printed by crypto kiosks following the transaction; and (iv) requiring operators to provide the California Department of Financial Protection and Innovation with a list of all locations of the crypto kiosks that the operator owns, operates or manages in California. Other state agencies may propose and adopt new regulations (or interpret existing regulations) in ways that could result in significant adverse changes in the regulatory landscape for cryptocurrencies, regardless of whether these or other new laws are adopted.

The Company's financial performance and ability to achieve its business objectives may be significantly impacted by the outcome of ongoing regulatory discussions and potential changes in the regulatory framework governing cryptocurrencies in California and in other states that have passed, or may pass, similar legislation. These uncertainties have resulted in lower revenue and may continue to result in lower revenue and margin, increased compliance costs, operational restrictions, or limitations on the Company's ability to expand its services or enter new markets. Compliance with current and proposed legislation that has not yet been published may be more challenging and costly than anticipated.

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

On June 30, 2023 (the “Closing Date”), Legacy Bitcoin Depot merged with and into Bitcoin Depot Operating LLC (“BT OpCo”), with BT OpCo surviving the Merger as the post-transaction operating company owned solely by a newly formed entity, BT HoldCo, LLC (“BT HoldCo”) with common units (the “BT HoldCo Common Units”), preferred units (the “BT HoldCo Preferred Units”) and earnout units (the “BT HoldCo Earnout Units”) outstanding and issued to BT Assets. In connection with the Merger, GSRM changed its name to Bitcoin Depot Inc., purchased BT HoldCo Common Units owned by BT Assets and was issued BT HoldCo Earnout Units and warrants to purchase a number of BT HoldCo Common Units equal to the number of shares of Class A common stock that may be purchased upon the exercise in full of all Warrants outstanding immediately after Closing (“BT HoldCo Matching Warrants”). The former owners of Legacy Bitcoin Depot (i.e., BT Assets and the owners thereof) were issued 44,100,000 non-economic, super voting shares of Class V common stock in Bitcoin Depot. The Class V common stock held by BT Assets corresponds to units held by BT Assets in BT HoldCo and represents non-controlling interests in the Company, as described in Note 10. Following the closing of the Merger, the Company is organized under an “Up-C” structure in which the business of the Company is operated by BT HoldCo and its subsidiaries, and Bitcoin Depot’s only material direct asset consists of equity interests in BT HoldCo. At June 30, 2023, the Company had issued and outstanding 12,358,691 common units, 4,300,000 Series A Preferred Units and 43,848,750 warrants in BT HoldCo. Also at June 30, 2023, BT Assets owned 41,200,000 common units, 2,900,000 Founder Preferred Units, 5,000,000 Class 1 Earnout Units, 5,000,000 Class 2 Earnout Units and 5,000,000 Class 3 Earnout Units in BT HoldCo.

Notwithstanding the legal form of the Merger pursuant to the Transaction Agreement, the Merger was accounted for as a reverse recapitalization. The Merger was accounted for as a common control transaction and reverse recapitalization in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), as BT Assets controls BT OpCo both before and after the transactions. Legacy Bitcoin Depot is determined to be the predecessor and represents a continuation of BT OpCo’s balance sheet and consolidated statement of (loss) income and comprehensive (loss) income, reflective of the recapitalization of the Merger.

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

The Company maintains cash balances in its BTMs and in fiat wallets with cryptocurrency exchanges to facilitate the purchase and sale of cryptocurrencies. The cash balances in the BTMs are insured up to a specified limit. From time to time, the Company’s cash balance in the BTMs exceeds such limits. The Company had cash balances of $12.5 million and $12.2 million in BTMs at June 30, 2024 and December 31, 2023, respectively. Cash maintained in fiat wallets with cryptocurrency exchanges is not insured. The Company had $0.1 million in cash with cryptocurrency exchanges as of June 30, 2024 and December 31, 2023.

A significant customer concentration is defined as one from whom at least 10% of revenue is derived. The Company had no significant customer concentration for the three and six months ended June 30, 2024 and 2023.

(d) Cash and Cash Equivalents

Cash and cash equivalents includes cash maintained at various financial institutions, cryptocurrency exchanges, and in BTMs owned and leased by the Company.

Cash in transit consists of cash that is picked up by armored truck companies from the Company’s BTM machines but not yet deposited in the Company’s bank accounts. As of June 30, 2024 and December 31, 2023, the Company had cash in transit of $5.8 million and $5.3 million, respectively. Management evaluates cash in transit based on outstanding cash deposits on cash picked up by the armored truck companies, historical cash deposits and cash that is lost during transit, which is immaterial. The armored truck companies maintain insurance over theft and losses.

(e) Cryptocurrencies

Cryptocurrencies are a unit of account that function as a medium of exchange on a respective blockchain network, a digital and decentralized ledger that keeps a record of all transactions that take place across a peer-to-peer network. The Company primarily purchases cryptocurrencies to sell to customers. The Company’s cryptocurrencies consisted primarily of Bitcoin (“BTC”) as of and for the three and six months ended June 30, 2024 and for the year ended December 31, 2023.

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

In June 2024, the Company announced plans to allocate a portion of its cash reserves to Bitcoin. As of June 30, 2024, the Company had Bitcoin with an adjusted cost basis of $0.1 million allocated to its treasury strategy within Cryptocurrencies on its Consolidated Balance Sheets.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company also allocates a portion of its cash reserves to Bitcoin. If the fair value of the cryptocurrency decreases below the initial cost basis or the carrying value during the period, an impairment charge is recognized at that time. After an impairment loss is recognized, the adjusted carrying amount of the cryptocurrency becomes its new accounting basis and will not be adjusted upward for any subsequent increase in fair value.

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

Depreciation expense for the six months ended June 30, 2024 and 2023 totaled $5.2 million, and $5.5 million, respectively. Depreciation expense for the three months ended June 30, 2024 and 2023 totaled $2.6 million and $3.1 million, respectively.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(g) Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to its fair value, which is normally determined through analysis of the future net cash flows expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the asset group exceeds the fair value of the asset group. There were no impairments of long-lived assets for the three and six months ended June 30, 2024 and 2023.

(h) Goodwill and Intangible Assets, net

Goodwill represents the excess of the consideration transferred over the estimated fair value of the acquired assets, assumed liabilities, and any non-controlling interest in the acquired entity in a business combination. The Company tests for impairment at least annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs their annual test for impairment as of December 31 at the reporting unit level. There was no impairment of goodwill for the three and six months ended June 30, 2024 and 2023.

Intangible assets, net consists of tradenames, customer relationships, and software applications. Intangible assets with finite lives are amortized over their estimated lives and evaluated for impairment when an event or change in circumstances occurs that warrants such a review. Management periodically evaluates whether changes to estimated useful lives of intangible assets are necessary to ensure its estimates accurately reflect the economic use of the related intangible assets.

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

The typical process time for our transactions with customers is 30 minutes or less. Contract liabilities are amounts received from customers in advance of the Company transferring the cryptocurrencies to the customer’s wallet and the transaction validated on the blockchain. Contract liabilities are presented in “Deferred revenue” on the consolidated balance sheets and are not material as of June 30, 2024 and December 31, 2023.

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

(k) Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $3.3 million and $2.6 million for the six months ended June 30, 2024 and 2023, respectively. Advertising expense for the three months ended June 30, 2024 and 2023 were $1.6 million and $1.5 million, respectively. Amounts are included in selling, general and administrative expenses in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

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

Mintz Assets, Inc., is treated as a corporation for federal income tax purposes. Intuitive Software, LLC., and its wholly owned subsidiary, Digital Gold, are treated as corporations for federal income tax purposes. BitAccess Inc., and Express Vending, Inc., are each taxed as Canadian corporations. For the six months ended June 30, 2024 and 2023, there was no activity for Mintz Assets, Inc., Intuitive Software, LLC and Digital Gold. As such, there were no federal income taxes for these entities.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

For stock options, share-based compensation expense is based on the fair value of the awards on the date of grant, as estimated using the Black-Scholes option pricing model. The model requires management to make a number of assumptions, including the fair value and expected volatility of BitAccess' underlying BitAccess common stock price, expected life of the option, risk-free interest rate, and expected dividend yield. The fair value of the underlying stock is the estimated fair value of BitAccess common stock on the date of grant. The expected stock price volatility assumption for BitAccess' stock is determined by using a weighted average of the historical stock price volatility of comparable companies from a representative peer group, as BitAccess stock is not actively traded. The Company uses historical exercise information and contractual terms of options to estimate the expected term. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury zero coupon bonds with terms consistent with the expected term of the award at the time of grant. The expected dividend yield assumption is based on BitAccess’ history and expectation of no dividend payouts.

2023 Omnibus Incentive Plan

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

(q) Net Income Per Share Attributable to Class A Common Stock

Basic earnings per share of Class A common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of Class A common stock outstanding and Series A Preferred Stock outstanding, which has similar economic rights to the Class A common stock during the same period. Diluted net income per share of Class A common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options and warrants, vesting of RSUs, vesting of Class E common stock and Class V common stock and conversion of the Company’s preferred stock, as applicable. The weighted-average shares outstanding used to compute net income per common share, basic and diluted, were 19,432,011 and 18,016,761 for the three and six months ended June 30, 2024, respectively.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

(4) Merger

For accounting purposes, the Merger was treated as the equivalent of Bitcoin Depot issuing stock for the net assets of GSRM accompanied by a recapitalization. The following summarizes the elements of the Merger to the consolidated Statement of Cash flows, including the transaction funding, sources and uses of cash (in thousands):

Recapitalization
Cash - GSR II Meteora Acquisition Corp Trust	$332,102
Less: GSRM transactions cost paid from Trust (1)	(25,958)
Less: Purchase of BT HoldCo common units from BT Assets	(10,066)
Less: Redemptions of existing shareholders of GSRM	(292,735)
Net proceeds from SPAC shareholders	3,343
Assumed net liabilities from GSRM, excluding net cash proceeds	(6,847)
Net Impact of the Merger on the Statement of Changes in Stockholders' Equity	$(3,504)

(1) Includes the following: Transaction costs paid from SPAC trust account include $18.7 million of non-redemption payments, $4.9 million of other transaction-related expenses and $2.4 million of franchise and income taxes, all of which were recorded by GSRM.

PIPE Financing

On June 23, 2023, GSRM entered into a private placement agreement with certain subscribers (“Subscribers”). Concurrently with the closing of the Merger, the Subscribers purchased 4,300,000 shares of Series A Preferred Stock in exchange for a subscription receivable (“Subscription Receivable”). The terms of the Subscription Receivable provide that the Subscribers would pay a purchase price of up to $43.3 million if the trading price of the Company’s Class A common stock exceeded certain hurdle prices ranging from $10.50 to $11.39 per share over the period from September 2023 through February 2024 (or April 2024 if the Company elected certain extensions). The price paid by the Subscribers would be reduced if the trading price did not exceed the hurdle price and, if the Class A common stock trading price declined to zero, could have resulted in the Company making a cash payment to the Subscribers of up to $10.9 million (or $12.1 million if the Company elected to extend the observation period).

For purposes of settlement payments under the Subscription Receivable, the notional amount of 5,000,000 shares consisted of (a) the 4,300,000 shares of Series A Preferred Stock sold at the closing of the Merger, and (b) 700,000 shares of Class A common stock that were held by the Subscribers prior to the consummation of the Merger. The Subscribers also entered into non-redemption agreements with the Company and received additional shares of Class A common stock in exchange for their commitments not to redeem in connection with the Merger. See the discussion below under GSRM Share Issuance for further information.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Series A Preferred Stock issued to the Subscribers was recorded in stockholders' equity at a fair value of approximately $13.9 million based on the price of the Company's Class A common stock as the Series A Preferred Stock are convertible at any time by the Subscribers on a 1:1 basis.

The Subscription Receivable represented a hybrid financial instrument comprising a subscription receivable and a compound embedded derivative. The host subscription receivable was recognized at fair value as a reduction in stockholders’ equity. The embedded derivative represented a net cash settled forward contract with a value that is indexed to the trading price of the Company’s Class A common stock and was bifurcated pursuant to subtopic ASC 815-15 Embedded derivatives, and was initially recorded as a liability at de minimus fair value at inception, with changes in fair value recognized in earnings.

On October 11, 2023, the PIPE Agreement was settled with the Subscribers for de minimus consideration. The effects of the settlement resulted in the elimination of the Subscription Receivable and the embedded derivative liability. For the three and six months ended June 30, 2023, the Company recognized approximately $9.2 million in expenses related to the agreement which includes $0.9 million of cash fees and is included within other (expense) income on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Non-Redemption Agreements

Prior to the Merger, GSRM entered into voting and non-redemption agreements (“Voting and Non-Redemption Agreements”) with unaffiliated third parties (“Non-Redeeming Stockholders”) in exchange for such Non-Redeeming Stockholders, including the Subscribers referenced above, agreeing to either not redeem or to reverse any previously submitted redemption request with respect to an aggregate of 6,833,000 shares of the Company’s Class A common stock sold in its initial public offering (“Non-Redeemed Shares”) and to allow the Company, without another stockholder vote, to further extend the date to consummate an initial business combination on a monthly basis up to eight times by an additional one month each time after July 1, 2023 (each one month extension, a “Monthly Extension”), until March 1, 2024, unless the closing of an initial business combination shall have occurred prior thereto (the “Extension”). As noted above the Merger closed on June 30, 2023.

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

(5) Related Party Transactions

During the six months ended June 30, 2023, Legacy Bitcoin Depot distributed to BT Assets 112.4 Litecoin ("LTC") and 7.5 Ethereum ("ETH") with a total cost basis of $0.02 million. Total cash distributions made to BT Assets during the three months ended June 30, 2024 and 2023 were $6.8 million and $12.2 million, respectively. Total cash distributions made to BT Assets during the six months ended June 30, 2024 and 2023 were $7.7 million and $12.7 million, respectively. Cash distributions are classified as cash outflows from financing activities in the Consolidated Statements of Cash Flows. The total cash and non-cash distributions are reflected in the Consolidated Statement of Changes in Stockholders’ Equity and the Consolidated Statement of Changes in Member's Equity. Based on the Operating Agreement distributions made after the closing of the Merger are considered tax distributions.

At the closing of the Merger, the Company entered into a Tax Receivable Agreement with BT HoldCo and BT Assets. Pursuant to the Tax Receivable Agreement, the Company is generally required to pay BT Assets 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign income taxes that we realize, or in certain circumstances are deemed to realize. See Note 15. Income Taxes for further discussion.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In connection with the closing of the Merger, the Company entered into separate indemnification agreements with its directors and executive officers. These agreements, among other things, require the Company to indemnify its directors and executive officers for certain costs, charges and expenses, including attorneys’ fees, judgments, fines and settlement amounts, reasonably incurred by a director or executive officer in any action or proceeding because of their association with the Company or any of its subsidiaries. No amounts have been recognized related to these agreements as of June 30, 2024.

Sopris Capital transactions

Class A Common purchase

During the three months ended June 30, 2024, Sopris Capital ("Sopris") acquired 2,906,976 Class A common shares for $5.0 million from the Company. As part of this transaction, BT Assets exchanged 2,906,976 Class V common shares representing approximately 16.8% of the Class A Common shares outstanding and received $5.0 million. The exchange resulted in $0.5 million Re-Capitalization between the Non-Controlling Interest and the PubCo Shareholders which is reflected in the Consolidated Statement of Changes in Stockholders' Equity. See Note (14) Common Stock, Preferred Stock and Stockholders’ Equity for additional discussion regarding this exchange. Prior to this exchange, this party was an unaffiliated entity.

Franchise profit share program

During the three months ended June 30, 2024, the Company entered into a kiosk profit share franchise agreement with Sopris. Under the terms of the Agreement, Sopris receives a share in the profits generated by a group of specifically identified 50 kiosks for a period of 5 years for total consideration of $0.6 million. As a result of the consideration received up front, the Company's determined this arrangement is treated under ASC 470, Debt. The upfront payment was recognized as long term liability on the Consolidated Balance Sheets. As the Company makes payments under this arrangement a portion of the payment is considered a repayment of principal and interest expense.

(6) Revenue

Revenue disaggregated by revenue stream is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
BTM Kiosks	$162,291	$196,916	$300,067	$359,942
BDCheckout	186	241	396	601
Company Website	187	89	548	168
Software Services	127	150	263	288
Hardware Revenue	275	78	331	78
Total Revenue	$163,066	$197,474	$301,605	$361,077

(7) Cost of Revenue (Excluding Depreciation and Amortization)

Cost of Revenue (excluding depreciation and amortization) is comprised of expenses associated with the selling of cryptocurrencies and operating the Company’s BTM kiosks, excluding depreciation and amortization. The following table presents cost of revenue (excluding depreciation and amortization) by category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cryptocurrency expenses	$121,759	$153,193	$230,223	$280,854
Floorspace lease expenses	9,120	8,749	17,656	17,782
Kiosk operations expenses	5,829	5,300	10,116	9,907
Total Cost of Revenue (excluding depreciation and amortization reported separately)	$136,708	$167,242	$257,995	$308,543

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the components of cryptocurrency expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of Cryptocurrency (1) - BTM Kiosk	$121,252	$152,783	$229,309	$279,874
Cost of Cryptocurrency (1) - BDCheckout	159	206	339	515
Software Processing Fees	38	54	45	259
Exchange Fees	—	2	—	20
Mining Fees	307	144	525	177
Software Processing Fee - BDCheckout	3	4	5	9
Total cryptocurrency expenses	$121,759	$153,193	$230,223	$280,854

(1)
Cost of Cryptocurrency includes impairment losses recognized on cryptocurrencies net of any gains recognized from sales of cryptocurrencies on an exchange. Impairment of $2.0 million and $2.4 million were offset by gains from the sale of cryptocurrencies on exchange of $0.0 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively. Impairment of $4.1 million and $4.6 million were offset by gains from the sale of cryptocurrencies on exchange of $0.0 million and $0.1 million for the six months ended June 30, 2024 and 2023.

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

The following table reconciles amounts excluded from the cost of revenue (excluding depreciation and amortization) caption in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income included in total depreciation and amortization expense in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the period presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation of owned BTM kiosks	$1,293	$193	$2,535	$875
Depreciation of leased BTM kiosks	1,328	2,852	2,589	4,514
Amortization of intangible assets	355	378	733	752
Total depreciation and amortization excluded from cost of revenue	$2,976	$3,423	$5,857	$6,141
Other depreciation and amortization included in operating expenses	16	76	82	154
Total depreciation and amortization	$2,992	$3,499	$5,939	$6,295

(8) Fair Value Measurements

Contingent consideration

The following table presents the changes in the estimated fair value and level of the contingent consideration liability (in thousands):

Beginning balance - January 1, 2023	$1,841
Change in fair value during the period	69
Payment made during the period	—
Balance - March 31, 2023	1,910
Change in fair value during the period	73
Payment made during the period	—
Balance - June 30, 2023	1,983
Change in fair value during the period	17
Payment made during the period	(2,000)
Ending balance - December 31, 2023	$—

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Contingent consideration related to the BitAccess acquisition in July 2021 was measured at the probability-weighted fair value at the date of acquisition, which was estimated by applying an income valuation approach based on Level 3 inputs consisting primarily of a discount rate and probability of achieving the performance metrics. During the year-ended December 31, 2022, the Company made the first year payment of $2.0 million to the former owners of BitAccess as the performance conditions were determined to have been met. In addition, the Company amended the contingent consideration arrangement to remove the performance conditions for the second year payment such that the full $2.0 million related to the second year payment would be paid out in accordance with the agreement on July 31, 2023. As a result of the change in the agreement, the contingent liability changed from Level 3 to Level 1, in accordance with ASC 820. The change in fair value of the contingent consideration is recognized in interest expense in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the six months ended June 30, 2023. The difference between the recorded fair value of the payments and the ultimate payment amounts was not material to any period. In July 2023, in accordance with the BitAccess acquisition agreement, the Company paid $2.0 million to settle the remaining contingent consideration.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The Company’s non-financial assets, such as goodwill, intangible assets, property and equipment and operating lease right-of-use assets are adjusted down to fair value when an impairment charge is recognized. Certain fair value measurements are based predominantly on Level 3 inputs. No impairment charges related to goodwill, intangible assets, operating lease right-of-use assets and property and equipment have been recognized for the six months ended June 30, 2024 and 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value of the Company’s cryptocurrency reflects any impairment charges recorded since its purchase or receipt based on Level 1 inputs. The Company's safeguarding liability and corresponding asset are valued using quoted prices on the principal market which are Level 1 inputs. The Company was not aware of any actual or possible safeguarding loss events as of June 30, 2024 or December 31, 2023, and accordingly, the bitcoin safeguarding obligation liability and the corresponding asset were recorded at the same value. The fair value of the safeguarding asset and liability is recognized in Prepaid and other current assets and Accrued expenses and other current liabilities on the Consolidated Balance Sheets, see Note 8 and 9, respectively. Due to the change in fair values of the cryptocurrency and the variability of quantity held at each reporting period, the Company anticipates these balances could change significantly at the end of each reporting period.

The carrying value of the notes payable related to the Company's franchise profit sharing arrangements was initially determined as the initial investment and is updated quarterly using a retrospective interest method. The effective interest rate used is determined based on actual and projected profit sharing payments which are generally unobservable inputs and are considered Level 3 fair value estimates. As of June 30, 2024, the estimated the carrying value and fair value of the notes payable related to the franchise profit sharing arrangements was approximately $3.8 million.

Assets and Liabilities Not Measured and Recorded at Fair Value

The Company considers the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses in the consolidated financial statements to approximate fair value due to their short maturities.

The Company estimates the fair value of its fixed-rated notes payable based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. As of June 30, 2024, the estimated fair value of the fixed-rated notes was approximately $38.8 million and the carrying value was $39.4 million.

(9) Prepaid expenses and other current assets

The following table presents Prepaid expenses and other current assets (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses	$5,163	$2,334
Cryptocurrency safeguarding asset	2,878	3,040
Other current assets	1,736	1,180
Prepaid expenses and other current assets	$9,777	$6,554

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(10) Accrued expenses and other current liabilities

The following table presents Accrued expenses and other current liabilities (in thousands):

	June 30, 2024	December 31, 2023
Payables to liquidity providers	$6,234	$5,143
Cryptocurrency safeguarding liability	2,878	3,040
Accrued expenses	12,479	13,362
Accrued expenses and other current liabilities	$21,591	$21,545

(11) Non-controlling interests

The following table presents the changes in the balances of non-controlling interests for the three and six months ended June 30, 2024 (in thousands):

	BitAccess	BT HoldCo	Total
Beginning balance January 1, 2024	$2,707	$22,480	$25,187
Distributions	—	(916)	(916)
Share-based compensation expense	8	—	8
Foreign currency translation	—	9	9
Net income (loss)	4	(2,694)	(2,690)
Balance at March 31, 2024	2,719	18,879	21,598
Distributions	—	(6,832)	(6,832)
Share-based compensation expense	8	—	8
Foreign currency translation	—	4	4
Redemption of non-controlling interest	—	(585)	(585)
Net income (loss)	40	6,871	6,911
Ending balance June 30, 2024	$2,767	$18,337	$21,104

Non-controlling Interest - BitAccess

In July 2021, the Company obtained a controlling interest in BitAccess Inc. in a business combination. The un-affiliated interest in BitAccess Inc. is reported as non-controlling interests in the accompanying consolidated financial statements. As of both June 30, 2024 and December 31, 2023, the non-controlling interest ownership was 17.86%.

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

Non-controlling Interest - BT HoldCo

As of June 30, 2024, the Company is the primary beneficiary of BT HoldCo. The majority stockholder of BT HoldCo, BT Assets, holds 41,193,024 common units, and 2,900,000 preferred units of BT HoldCo, along with 41,193,024 Class V voting, non-economic shares in the Company. BT Assets has the right to exchange the common units, together with a corresponding number of shares of Class V common stock, for, at the Company’s option, (i) shares of the Company’s Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of the Company’s Class A common stock). The ownership interests in BT HoldCo held by BT Assets represent the non-controlling interest not directly attributable to Bitcoin Depot and are reported as part of non-controlling interests in BT HoldCo on the accompanying consolidated financial statements. See below the ownership percentage as of the reporting period end. As of June 30, 2024, BT Assets has exchanged 2,906,976 common units.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the ownership interests in BT HoldCo common units:

	As of June 30, 2024		As of December 31, 2023
	BT HoldCo	Ownership %	BT HoldCo	Ownership %
Number of BT HoldCo interests held by Bitcoin Depot Inc.	20,420,855	31.65%	16,727,691	27.50%
Number of BT HoldCo interests held by non-controlling interest holders	41,193,024	68.35%	44,100,000	72.50%
Total BT HoldCo interests outstanding	61,613,879	100.00%	60,827,691	100.00%

The following table summarizes the redemptions BT HoldCo interests:

	Three and Six Months Ended June 30, 2024	Year Ended December 31, 2023
Redemption and acquisition of BT HoldCo interests:
Number of BT HoldCo interests redeemed by the non-controlling interest holders	2,906,976	—
Number of BT HoldCo interests received by PubCo	2,906,976	—
Issuance of Class A common stock:
Shares of Class A common stock issued in connection with the redemption of BT HoldCo interests	2,906,976	—
Cancellation of BT HoldCo common units and Class V units:
Number of BT HoldCo common Units surrendered	2,906,976	—
Number of PubCo Class V units surrendered	2,906,976	—

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

As of June 30, 2024, the non-controlling interest ownership of BT HoldCo was 68.4% and the non-controlling interest was $18.3 million.

(12) Cryptocurrencies

Cryptocurrency transactions

Cryptocurrencies, including those allocated to the Company's treasury strategy, are accounted for as indefinite-lived intangible assets and are recognized at cost, net of impairment losses. Impairments are recorded whenever the fair value of the cryptocurrency decreases below its carrying value at any time during the period from acquisition. After an impairment loss is recognized, the adjusted carrying amount of the cryptocurrency becomes its new accounting basis and this new adjusted cost basis will not be adjusted upward for any subsequent increase in fair value.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables present additional information about the adjusted cost basis of cryptocurrencies, including those allocated to the Company's treasury strategy, (in thousands):

	BTC	ETH	Total
Beginning balance—January 1, 2024	$711	$1	$712
Purchase or receipts of cryptocurrency	108,094	—	108,094
Cost of cryptocurrencies sold or distributed	(106,303)	—	(106,303)
Impairment of cryptocurrencies	(2,062)	—	(2,062)
Balance—March 31, 2024	$440	$1	$441
Purchase or receipts of cryptocurrency	121,874	—	121,874
Cost of cryptocurrencies sold or distributed	(119,675)	—	(119,675)
Impairment of cryptocurrencies	(2,040)	—	(2,040)
Balance—June 30, 2024	$599	$1	$600

	BTC	ETH	LTC	Total
Beginning balance—January 1, 2023	$523	$9	$8	$540
Purchase or receipts of cryptocurrency	127,530	4	3	127,537
Cost of cryptocurrencies sold or distributed	(125,465)	(12)	(11)	(125,488)
Impairment of cryptocurrencies	(2,187)	—	—	(2,187)
Balance—March 31, 2023	$401	$1	$—	$402
Purchase or receipts of cryptocurrency	153,351	—	—	153,351
Cost of cryptocurrencies sold or distributed	(150,552)	—	—	(150,552)
Impairment of cryptocurrencies	(2,390)	—	—	(2,390)
Balance—June 30, 2023	$810	$1	$—	$811

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

As of June 30, 2024 and December 31, 2023, the Company had $6.2 million and $5.1 million due to liquidity providers related to Bitcoin purchased during the period. These amounts are paid in cash, generally within one week from which the expenses are incurred and are presented within “Accrued expenses and other current liabilities” on the Consolidated Balance Sheet.

(13) Notes Payable

Credit Agreement

On December 21, 2020, the Company entered into a credit agreement with a financial institution (the "Credit Agreement") which provided for initial term loans in an aggregate principal amount of $25.0 million, comprised of two $12.5 million tranches, and which accrued interest at a rate of 15% per annum (the “note”). In 2021, the Company utilized the delayed draw facility of the Credit Agreement and amended the note to provide an additional $15.0 million to fund the acquisition of BitAccess Inc. In March 2022, the note was again amended to provide an additional term loan in an aggregate principal amount of $5.0 million.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On March 26, 2024, the Company entered into an amendment to the Amended and Restated Note dated June 23, 2023 to provide an additional $15.7 million in principal financing. This amendment increased the aggregate principal amount of the term loan facility to $35.6 million which consists of $19.9 million which was outstanding under the original loan and $15.7 million in additional principal resulting in net cash flow of $15.2 million related to the amendment. The Company accounted for the amendment as an extinguishment of debt in accordance with ASC 470, Debt. As such, the Company recognized the outstanding deferred financing costs of $3.2 million as a loss on extinguishment of debt in interest expense on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income which consisted of a $2.7 million write off unamortized deferred loan costs and $0.5 million in loan origination fees related to the amendment.

As a part of the amendment, the Company incurred an additional exit fee of $1.3 million which is due upon either maturity or the prepayment of the note. The total deferred financing costs associated with the amendment were $1.4 million (which includes the exit fee of $1.3 million) and are reflected as a reduction of the note proceeds. The Company will recognize these deferred financing costs, using the effective interest method over the term of the note.

Other Debt

Kiosk Profit Share Franchise Arrangements

During the three months ended June 30, 2024, the Company entered into franchise profit sharing arrangements that were classified as debt in accordance with ASC 470, Debt. The Company recorded debt of $0.6 million and $3.2 million as a result of these franchise profit sharing arrangements, maturing in April 2029 and April 2032, respectively, with principal and interest paid monthly via profit sharing payments. The carrying values of the notes payable related to the Company's franchise profit sharing arrangements were initially determined as the initial investment and are updated quarterly using a retrospective interest method. The effective interest rate used in the calculation of monthly interest is determined based on actual and projected profit sharing payments and is updated on a quarterly basis under the retrospective interest method.

Equipment Financing

During the three months ended June 30, 2024, the Company entered into three, 36-month collateralized term loans in the amounts of $0.6 million, $0.5 million, and $0.5 million, to facilitate the purchase of BTM kiosks. In accordance with the term loans, the kiosks are collateral for the loans. The loans are subject to annual interest rates of 16.86%, 17.27%, and 17.27%, respectively, with interest and principal payments due monthly.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Notes payable consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	Notes Payable as of June 30, 2024			Notes Payable as of December 31, 2023
	Credit Agreement	Other Debt	Total	Credit Agreement	Other Debt	Total
Credit agreement	$34,583	$—	$34,583	$19,920	$—	$19,920
Other debt	—	6,589	6,589	—	2,597	2,597
Plus: exit fee due upon repayment of debt	3,098	—	3,098	1,764	—	1,764
Less: unamortized deferred financing costs	(1,111)	—	(1,111)	(3,195)	—	(3,195)
Total notes payable	36,570	6,589	43,159	18,489	2,597	21,086
Less: current portion of notes payable	(3,429)	(937)	(4,366)	(2,283)	(1,702)	(3,985)
Notes payable, non-current	$33,141	$5,652	$38,793	$16,206	$895	$17,101

At June 30, 2024, aggregate future principal payments are as follows (in thousands):

	Aggregate Future Principal Payments at June 30, 2024
	Credit Agreement	Other Debt	Total
Remainder of 2024	$1,245	$480	$1,725
2025	4,733	914	5,647
2026	28,605	1,105	29,710
2027	—	437	437
2028	—	322	322
Thereafter	—	3,331	3,331
Total	$34,583	$6,589	$41,172

(14) Common Stock, Preferred Stock and Stockholders’ Equity

The Company is authorized to issue seven classes of stock designated, Class A common stock, Class B common stock, Class M common stock, Class O common stock, Class V common stock (together with Class A common stock, Class B common stock, Class M common stock and Class O common stock, the “Voting Common Stock”) and Class E common stock (together with the Voting Common Stock, the “Common Stock”) and Preferred Stock. The total number of shares of capital stock which the Company shall have authority to issue is 2,223,250,000, divided into the following:

	As of June 30, 2024
	Series A Preferred	Class A	Class B	Class E	Class M	Class O	Class V
Shares authorized	50,000,000	800,000,000	20,000,000	2,250,000	300,000,000	800,000,000	300,000,000
Shares outstanding	3,075,000	17,155,235	—	1,075,761	—	—	41,193,024
Par value	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001

Class A Common Stock

Holders of Class A common stock are entitled to one vote per share. Any dividends paid to the holders of Class A common stock will be paid on a pro rata basis. On a liquidation event, any distribution to common stockholders is made on a pro rata basis to the holders of the Class A common stock.

Class B Common Stock

Holders of Class B common stock are entitled to one vote per share. Dividends shall not be declared or paid on shares of Class B common stock. On a liquidation event, the holders of shares of Class B common stock shall not be entitled to receive any assets of the Company in the event of any such liquidation.

Class M Common Stock

Holders of Class M common stock are entitled to ten votes per share. Any dividends paid to the holders of Class M common stock will be paid on a pro rata basis. On a liquidation event, any distribution to common stockholders is made on a pro rata basis to the holders of the Class M common stock.

Class O Common Stock

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Holders of Class O common stock are entitled to one vote per share. Dividends shall not be declared or paid on shares of Class O common stock. On a liquidation event, the holders of shares of Class O common stock shall not be entitled to receive any assets of the Company in the event of any such liquidation.

Class V Common Stock

Class V common stock are voting, non-economic shares and exchangeable, along with common units of BT HoldCo, into Class A common stock. Shares of Class V common stock are convertible into an equivalent number of shares (one-for-one) of Class A common stock automatically upon transfer, or BT Assets and its affiliates ceasing to beneficially own at least 20% of the voting power represented by the shares in Class V common stock.

Class E Common Stock

Class E common stock consists of three series: 750,000 shares of Class E-1 common stock (which shall not be entitled to vote), 750,000 shares of Class E-2 common stock (which shall not be entitled to vote), 750,000 shares of Class E-3 common stock (which shall not be entitled to vote). Dividends shall not be declared or paid on shares of Class E common stock. On a liquidation event, the holders of shares of Class E common stock shall not be entitled to receive any assets of the Company in the event of any such liquidation. Shares of Class E common stock are convertible into an equivalent number of shares (one-for-one) of Class A common stock when the reported closing trading price of the common stock exceeds certain thresholds if, from the closing of the Merger until the tenth anniversary thereof, the reported closing trading price of the common stock exceeds certain thresholds and is subject to forfeiture terms. Refer to Note 16 for further discussion regarding the Class E common stock.

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

The Series A Preferred Stock is convertible at any time at the option of the holders into Class A common stock at an initial exchange ratio of 1:1, as adjusted for any dilutive events. The Series A Preferred Stock is economically identical to the Company’s Class A common stock and is therefore treated as another class of common stock for reporting purposes (i.e., net income per share calculation), and is classified in permanent equity. During the six months ended June 30, 2024, 50,000 shares of Series A Preferred Stock were converted to shares of Class A common stock.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Earnouts

In connection with the Merger, the Sponsor received the Sponsor Earnout Shares, divided into three classes of Class E common stock: E-1, E-2, and E-3, respectively. All classes of Class E common stock are held by a single party. Upon achieving certain milestones (described below), each share of Class E common stock is automatically converted into shares of the Company’s Class A common stock. For the avoidance of doubt, Class E common stock shares do not have any voting or economic rights, and they represent the right to receive shares of Class A common stock.

In addition to the Sponsor Earnout Shares described above, BT HoldCo also issued earnout units (“BT HoldCo Earnout Units”), of which 1,075,061 were issued to the Company and 15,000,000 were issued to BT Assets, Inc. The BT HoldCo Earnout Units issued by BT HoldCo are subject to the same vesting conditions as the Sponsor Earnout Shares. Upon vesting, these units will be automatically exchanged into common units of BT HoldCo. BT HoldCo Earnout Units held by the Company mirror the Sponsor Earnout Shares arrangement as they are intended to maintain the UP-C corporation structure of the consolidated reporting group (i.e., for every share of Class A common stock outstanding, the Company will own a corresponding common unit in BT HoldCo). BT HoldCo Earnout Units issued to BT Assets, will impact the non-controlling interest recognized by the Company when they vest.

During the three months ended June 30, 2024, the market price of the Company's Class A common stock did not exceed the required price per share. Additionally, in accordance with the earnout provisions, the market price of the Company's Class A common stock did not exceed $12.00 per share for any 10 trading days within any consecutive 20 trading day period after the Merger to achieve the 1st vesting hurdle.

Share repurchase program

On September 22, 2023, the Company announced that its Board has authorized a share repurchase program pursuant to which the Company is authorized to repurchase up to $10.0 million of outstanding shares of its Class A common stock through and including June 30, 2024. The Company made an accounting policy election to measure the fair value of purchases or sales of securities, including purchases of its own shares as part of the share repurchase program, as of the trade date. During the three months ended March 31, 2024, the Company repurchased 69,976 shares at a total cost of $0.2 million with an average cost per share of $2.26. No shares were repurchased during the three months ended June 30, 2024. From the date of authorization through June 30, 2024, 190,620 shares of the Company's Class A common stock had been repurchased with a total cost of $0.4 million. As of June 30, 2024, the program had expired.

Redemptions of LLC Interests

The BT HoldCo Operating Agreement provides that holders of LLC Interests may, from time to time, require the Company to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, the Company receives a corresponding number of LLC Interests, increasing its total ownership interest in BT HoldCo. Simultaneously, and in connection with a redemption, the corresponding number of shares of Class V common shares and Common BT HoldCo units are surrendered and cancelled. During the three and six months ended June 30, 2024, BT Assets exchanged 2,906,976 Class V shares. This exchange resulted in a transfer of 4.3% ownership interest in BT HoldCo from BT Assets to the Company.

(15) Income Taxes

Prior to the closing of the Merger, Lux Vending, LLC was wholly-owned by BT Assets, which elected to be taxed as an S Corporation. Lux Vending, LLC elected to be taxed as an S Corporation subsidiary and was not directly subject to US Federal income taxes during the six months ended June 30, 2023.

The effective tax rate for the six months ended June 30, 2024, and 2023, respectively was 51.97% and (172.7%). During the six months ended June 30, 2024, and 2023, the Company recognized income tax (expense) benefit of $(0.3) million and $1.3 million,

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

respectively, on its share of pre-tax book income (loss), of which $0.3 million and $0.9 million was attributed to non-controlling interest.

BitAccess Inc. and Express Vending, Inc. are taxed as Canadian corporations. For the six months ended June 30, 2024, and 2023, there was no activity for Mintz Assets, Inc., Intuitive Software, LLC and Digital Gold. As such, there were no federal income taxes for these entities.

The effective tax rate differs from the statutory U.S. federal rate of 21.0% primarily due to the income or loss not being taxed due to the income and loss flowing through to its partners, and differences related to the foreign operations, and valuation allowance adjustments for the Company’s outside basis in BT HoldCo.

As of June 30, 2024, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will realize its deferred tax assets for the difference in tax basis in excess of the financial reporting value for its investment in BT HoldCo. Consequently, the Company has established a full valuation allowance with respect to its deferred tax asset related to its investment in BT HoldCo, as of June 30, 2024.

In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes. Additionally, the Company has an uncertain tax position of $1.1 million due to state tax filings. The Company plans to settle open filings during 2024.

Tax Receivable Agreement

Upon the completion of the Merger, Bitcoin Depot is party to the Tax Receivable Agreement (“TRA”). Under the terms of that agreement, Bitcoin Depot generally will be required to pay BT Assets 85% of the tax savings, if any, that Bitcoin Depot Inc. realizes, or in certain circumstances is deemed to realize, as a result of certain tax attributes that are created as part of and after the Merger. The payment of cash consideration to BT Assets in connection with the transaction will result in aggregate payments under the Tax Receivable Agreement of approximately $2.1 million as of June 30, 2024. This amount does not take into account any future exchanges of BT HoldCo Common Units by BT Assets pursuant to the BT HoldCo Amended and Restated Limited Liability Company Agreement. The future amounts payable, as well as the timing of any payments, under the Tax Receivable Agreement are dependent upon significant future events, including (but not limited to) the timing of the exchanges of BT HoldCo Common Units and surrender of a corresponding number of shares of Bitcoin Depot Class V common stock, the price of Bitcoin Depot Class A common stock at the time of each exchange, the extent to which such exchanges are taxable transactions, the depreciation and amortization periods that apply to any increase in tax basis resulting from such exchanges, the types of assets held by BT HoldCo, the amount and timing of taxable income Bitcoin Depot generates in the future, the U.S. federal income tax rate then applicable and the portion of Bitcoin Depot’s payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. The Company has recognized a Tax Receivable Agreement liability of $0.9 million on the Consolidated Balance Sheets as of December 31, 2023. Changes in this liability will be recognized in future periods through the other income/(expense) benefit caption on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, the Company initially recorded $0.7 million on September 30, 2023 through equity, an additional adjustment $0.2 million was made on December 31, 2023, which was recorded to the income statement, for a total TRA of $0.9 million.

Pursuant to the Company's election under Section 754 of the Internal Revenue Code (the "Code"), the Company expects to obtain an increase in its share of the tax basis in the net assets of BT HoldCo when units are redeemed or exchanged by the other members of BT HoldCo. The Company plans to make an election under Section 754 of the Code for each taxable year in which a redemption or exchange of BT HoldCo units occurs. The Company intends to treat any redemptions and exchanges of BT HoldCo units as direct purchases of the units for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that would otherwise be paid in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

On April 24, 2024, the Company acquired an aggregate of 2.9 million units in connection with an exchange with BT HoldCo (see Note 14), which resulted in an increase in the tax basis of its investment in BT HoldCo subject to the provisions of the Tax Receivable Agreement. The Company also recorded an additional liability of $1.3 million for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the exchange of units, after concluding it was probable that such TRA Payments would be paid based on estimates of future taxable income. No payments were made to the members of BT HoldCo pursuant to the Tax Receivable Agreement in fiscal 2024 and fiscal 2023.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(16) Share-Based Compensation

BitAccess:

BitAccess maintained a stock option plan for its employees under the Amended and Restated Stock Option Plan, (the “BitAccess Plan”). Pursuant to BitAccess Plan agreement, awards of stock options and restricted stock units (“BitAccess RSUs”) were permitted to be made to employees and shareholders of BitAccess. As of June 30, 2024, all awards under the BitAccess Plan had been issued.

The options under the BitAccess Plan generally vest over a two-year period following the one-year anniversary of the date of grant and expire not more than 10 years from the date of grant.

Options

A summary of the BitAccess Plan’s stock option activity and related information is as follows:

	Amount or number of Options	Weighted-average exercise price	Weighted-average remaining contractual term	Weighted-average grant-date fair value
Outstanding at January 1, 2024	43,780	$2.86	8.60	$1.21
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at June 30, 2024	43,780	$2.86	8.10	$3.09
Vested and exercisable at June 30, 2024	17,722	$2.86	—	$3.10

	Amount or number of Options	Weighted-average exercise price	Weighted-average remaining contractual term	Weighted-average grant-date fair value
Outstanding at January 1, 2023	106,938	$1.04	8.86	$1.13
Granted	39,600	$2.86	9.76	$3.05
Exercised	(68,058)	$—	—	$4.44
Outstanding at June 30, 2023	78,480	$2.86	9.21	$3.09
Vested and exercisable at June 30, 2023	4,167	$2.86	—	$3.07

RSUs

The BitAccess RSUs under the BitAccess Plan generally vest over a two-year period beginning following the one-year anniversary of the date of grant and expire not more than 10 years from the date of grant. There were no outstanding RSUs as of June 30, 2024. A summary of the BitAccess Plan’s BitAccess RSU award activity for the three and six months ended June 30, 2023 is as follows:

Restricted Stock Units
Outstanding at January 1, 2023	81,142
Exercised	(23,308)
Outstanding at March 31, 2023	57,834
Exercised	(32,193)
Outstanding at June 30, 2023	25,641
Forfeited	(25,641)
Outstanding at December 31, 2023	—

The Company recognized compensation expense of $0 million during the three and six months ended June 30, 2024, and $0.2 million and $0.4 million during the three and six months ended June 30, 2023, respectively, related to the BitAccess Plan. These amounts are included in selling, general and administrative expenses in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. As of June 30, 2024, there was immaterial unrecognized compensation expense related to BitAccess Plan’s for non-vested restricted shares.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2023 Omnibus Incentive Plan

Pursuant to the Incentive Plan the Board is authorized to grant awards of Class A common Stock, incentive stock options, non statutory stock options, RSUs and restricted stock in an aggregate amount up to 6,029,445 shares of Class A common stock to eligible recipients, as defined in the Incentive Plan. The Company recognized $1.7 million and $2.6 million of share-based compensation expense during the three and six months ended June 30, 2024. Share-based compensation expense is included within selling and administrative expenses in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

PSUs

During the three and six months ended June 30, 2024, the Company's Compensation Committee determined that the performance targets were met and approved the granting of 580,116 fully vested performance-based RSUs ("PSUs"). For these PSUs, the Company recognized stock compensation in the Statement of Stockholders Equity and Member' Equity as Additional-Paid-In Capital and Stock Compensation expense on the Consolidated Statements of (Loss) Income and Comprehensive Income during the three and six months ended June 30, 2024 of $1.1 million. The Company had no unrecognized compensation expense associated with PSUs as of June 30, 2024.

Time-based RSUs

During the three and six months ended June 30, 2024, the Company granted 1,032,447 and 1,037,286 time-based RSUs, respectively. These RSUs vest one-third on the first anniversary of the grant date and in equal quarterly installments over the next two years.

For these time-based RSUs, the Company recognized stock-based compensation in the Consolidated Statement of Stockholders' Equity as Additional Paid-In Capital and stock-based compensation expense on the Consolidated Statements of (Loss) Income and Comprehensive Income during the three and six months ended June 30, 2024 of $0.6 million and $1.5 million. The Company had unrecognized compensation expense associated with time-based RSUs of $3.1 million as of June 30, 2024.

	Amount of PSUs	PSU Weighted-average grant date fair value	Amount of RSUs	RSU Weighted-average grant date fair value
Outstanding at January 1, 2024	—	$—	1,352,085	$3.59
Granted	580,116	$1.90	1,037,286	$1.90
Vested	(580,116)	$1.90	(206,072)	$3.58
Forfeited	—	$—	(55,481)	$2.95
Outstanding at June 30, 2024	—	$—	2,127,818	$2.78

During the three and six months ended June 30, 2024, the Company did not issue any performance-based RSUs.

(17) Net Loss Per Share

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Management determined that EPS for periods prior to the Merger was not considered meaningful due to the complexities of determining the weighted average stock outstanding as a result of the recapitalization. Accordingly, the computation of loss per share and weighted average common stock outstanding has only been presented for the period from the date of transaction close through June 30, 2024, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to Bitcoin Depot Inc. - basic and diluted	$(2,561)	$(10,699)	$(4,099)	$(10,699)
Denominator:
Weighted average common stock outstanding - basic and diluted	19,432,011	16,658,691	18,016,761	16,658,691
Net loss per share - Bitcoin Depot Inc.	$(0.13)	$(0.64)	$(0.23)	$(0.64)

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

Class of security	Number of securities
PubCo Warrants - Public and Private	43,848,750
PubCo Class E Common Stock - Earnouts Units	1,075,761
BT OpCo Founder Convertible Preferred Units(1)(2)	2,900,000
BT OpCo Exchangeable Non-Controlling Interest(1)(2)	38,293,024
BT OpCo Earnouts Units(1)	15,000,000
2023 Incentive Plan RSU awards	2,127,818

(1)
Held at BT Assets and exchangeable into Class A common stock of the Company or cash upon the occurrence of certain conditions.
(2)
Held at BT Assets and can be exchanged into Class A common stock of the Company.

(18) Leases

Floorspace leases

The Company has obligations as a lessee for floorspace. Generally, these lease arrangements meet the short-term lease criteria when the floorspace leases are cancellable by the Company upon notice of 30 days or less. Accordingly, for the leases that are cancellable, the Company has elected and applied the practical expedient that allows the Company to recognize short-term lease payments on a straight-line basis over the lease term on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. For those floorspace leases that have a noncancellable term greater than 12 months, the Company records ROU assets and lease liabilities and presents them as operating leases. The Company recognized right of use assets and a lease liability of $2.2 million for the three and six months ended June 30, 2024 as a result of the non-cash transaction related to floorspace operating leases.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On March 31, 2023, the Company terminated an existing lease arrangement with a lessor and simultaneously entered into a new lease arrangement with a new lessor for 689 BTMs. Under this agreement, the new lessor agreed to purchase the BTM’s from the original lessor. Upon the termination of the original agreement, the Company removed the remaining right-of-use asset and the finance lease liability of $2.4 million and $1.9 million respectively and recognized a loss of $0.5 million recorded in other (expense) income in the consolidated Statement of Income (Loss) and Comprehensive Income (Loss). The new lease commenced on March 31, 2023 and has a three year noncancellable period. Total fixed payments due on an undiscounted basis over the three year noncancellable period of the lease are $2.4 million. The Company will acquire the assets for a bargain purchase price of $1 at the end of the term. Due to the bargain purchase option, the Company classified the new lease as a finance lease. The Company recognized a finance lease liability of $1.9 million discounted at an interest rate implicit in the lease and a corresponding right-of-use asset of $1.9 million.

On June 30, 2023, the Company terminated an existing lease arrangement with a lessor and simultaneously entered into a new lease arrangement with a new lessor for 911 BTMs. Under this agreement, the new lessor agreed to purchase the BTM’s from the original lessor. Upon the termination of the original agreement, the Company removed the remaining right-of-use asset and the finance lease liability of $3.3 million and $2.5 million, respectively and recognized a loss of $0.8 million recorded in Other (Expense) Income in the consolidated Statement of Income (Loss) and Comprehensive Income (Loss). The new lease commenced on June 30, 2023 and has a three year noncancellable period. Total fixed payments due on an undiscounted basis over the three year noncancellable period of the lease are $3.2 million. The Company will acquire the assets for a bargain purchase price of $1 at the end of the term. Due to the bargain purchase option, the Company classified the new lease as a finance lease. The Company recognized a finance lease liability of $2.5 million discounted at an interest rate implicit in the lease and a corresponding right-of-use asset of $2.5 million.

During the three months ended March 31, 2024, the Company entered into lease agreements for the lease of 250 new BTMs. The lease has a 36 month noncancellable term. The Company will acquire the assets for a bargain purchase price of $1 at the end of the lease term. Due to the bargain purchase option, the Company classified the new lease as a finance lease. The company recognized right of use assets and a lease liability of $0.8 million and $1.3 million for the three and six months ended June 30, 2024, respectively as a result of the non-cash transaction related to the finance lease.

During the three months ended June 30, 2024, the Company entered into lease agreements for the lease of 136 new BTMs. The lease has a 24 month noncancellable term. The Company will acquire the assets for a bargain purchase price of $1 at the end of the term. Due to the bargain purchase option, the Company classified the new lease as a finance lease. The company recognized right of use assets and a lease liability of $0.6 million for the three and six months ended June 30, 2024 as a result of the non-cash transaction related to the finance lease.

The components of the lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Finance lease expense:
Amortization of right-of-use-assets	$1,324	$2,852	$2,585	$4,514
Interest on lease liabilities	364	1,565	739	2,672
Total finance lease expense	1,688	4,417	3,324	7,186
Operating lease expense	261	57	361	109
Short-term lease expense	8,919	8,749	17,395	17,782
Total lease expense	$10,868	$13,223	$21,080	$25,077

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Other information:
Operating cash flows used for finance leases	$(365)	$(1,565)	$(768)	$(2,672)
Operating cash flows used for operating leases	$(291)	$(57)	$(409)	$(114)
Financing cash flows used for finance leases	$(2,297)	$(3,547)	$(4,193)	$(6,701)

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term - finance leases	1.5 years	1.6 years
Weighted-average remaining lease term - operating leases	3.2 years	2.3 years
Weighted-average discount rate - finance leases	18.5%	17.9%
Weighted-average discount rate - operating leases	16.9%	16.6%

Maturities of the lease liability under the noncancellable operating leases as of June 30, 2024 are as follows (in thousands):

Operating Leases
Remainder of 2024	$593
2025	1,051
2026	951
2027	417
2028	248
Thereafter	49
Total undiscounted lease payments	3,309
Less: imputed interest	(742)
Total operating lease liability	2,567
Less: operating lease liabilities, current	(813)
Operating lease liabilities, net of current portion	$1,754

Maturities of the lease liability under the noncancellable finance leases as of June 30, 2024 are as follows (in thousands):

Finance Leases
Remainder of 2024	$3,823
2025	3,536
2026	1,145
Total undiscounted lease payments	8,504
Less: imputed interest	(1,090)
Total finance lease liability	7,414
Less: current installments of obligations under finance leases	(4,761)
Obligations under finance leases, excluding current installments	$2,653

(19) Commitments and Contingencies

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

On January 13, 2023, Canaccord Genuity Corp. (“Canaccord”) commenced proceedings against the Company by filing a claim with the Superior Court of Justice in Toronto, Ontario which named Lux Vending, LLC and Bitcoin Depot LLC as the defendants. Canaccord is a financial services firm in Canada that the Company previously had hired to perform advisory services related to a

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

potential initial public offering in Canada or sale transaction. The claim asserts that Lux Vending, LLC breached its contract with Canaccord by terminating the contract to avoid paying fees for their services and that Canaccord is entitled to $23.0 million in damages equivalent to the fees alleged to be owed upon the closing of a change of control, the sale of substantially all the Company’s assets, or a merger transaction pursuant to the terminated contract. Canaccord proposes that the amount of fees would be calculated on the total cash transaction value of the business combination of $880.0 million. The claim also seeks an award for legal and other costs relating to the proceeding.

Bitcoin Depot does not believe the allegations made against it are valid and intends to vigorously defend against them. The range of potential loss related to the identified claim is between $0 and $23.0 million, the amount of damages that Canaccord is seeking in the lawsuit. The additional costs mentioned in the claim are not able to be estimated at this time. Canaccord did not present evidence or statements to support the reason for the increased demand amount. In March 2024, the Canaccord matter moved into the discovery phase involving the production of documents and examinations of the parties' representatives. This process is expected to be completed by the end of the fourth quarter.

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

(20) Subsequent Events

On July 1, 2024, the Company declared and paid a $15.0 million preferred distribution to BT Assets as a partial return of BT Asset's preferred on the preferred units it holds in BT HoldCo. The distribution amount reduces the preferred dividend attributable to the Non-Controlling Interest from $29.0 million to a remaining balance of $14.0 million.

On July 10, 2024, the Company entered into a Kiosk Service Agreement with an entity owned by the CEO, that owns and operates kiosks unrelated to the Company’s Bitcoin ATM business. The agreement provides for the following services: kiosk placement, treasury management and other back office services. The Company will receive 30% of the net profit as compensation.

On July 11, 2024, Sopris invested in an additional 200 BTMs related to our franchise profit share program

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

As of June 30, 2024, our offerings included approximately 8,068 BTMs in retail locations throughout the U.S. and Canada, our BDCheckout product, which is accepted at approximately 7,441 retail locations, and our mobile app. We maintain a leading position among cash-to-Bitcoin BTM operators in the U.S. and Canada.

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

Bitcoin Depot’s largest BTM deployment as of June 30, 2024 is with Circle K, a convenience store chain of over 9,000 stores in North America and over 4,800 stores in Europe and other international markets. We are the exclusive provider and operator of BTMs for Circle K in the U.S. and Canada, and as of June 30, 2024 we have installed our BTMs in approximately 1,200 Circle K stores. We also have kiosks deployed in other convenience stores, gas stations, grocery stores, pharmacies, and shopping malls.

Cryptocurrencies

Our revenues, $301.6 and $361.1million for the six months ended June 30, 2024 and 2023, respectively, have not been correlated to the price of Bitcoin historically, even in light of volatile Bitcoin prices. For example, our revenue during the trailing twelve months ended June 30, 2024 declined by 8.2% compared to the same period ended June 30, 2023, while the market price of Bitcoin increased by 105% during the same period. Based on our own user surveys, a majority of our users use our products and services for non-speculative purposes, including money transfers, international remittances, and online purchases, among others.

We use a sophisticated Bitcoin management process to reduce our exposure to volatility in Bitcoin prices by maintaining a relatively low balance (typically less than $0.6 million) of Bitcoin at any given time, which we believe differentiates us from our competition. Our typical practice is to purchase Bitcoin through a liquidity provider such as Cumberland DRW or Abra. We replenish our Bitcoin only through purchases from leading Bitcoin liquidity providers and do not engage in any mining of Bitcoin ourselves. Our sophisticated replenishment process enables us to satisfy our users’ Bitcoin purchases with our own Bitcoin holdings yet maintain relatively small balances of Bitcoin to effectively manage our principal risk. There are two main components of the working capital required in our operations. On the Bitcoin side, we maintain Bitcoin in our hot wallets to fulfill orders from users while we are automatically placing orders with liquidity providers and exchanges to replenish the Bitcoin we have sold to users. The second component to working capital is the cash that accumulates in the BTM kiosks. As users insert cash into the BTM kiosks, cash accumulates until armored carriers collect the cash and process it back to our bank accounts. We typically maintain a variable level of cash in the BTM kiosks at all times. Cash in BTM kiosks as of June 30, 2024 was approximately 23.6% of average monthly revenues for the trailing twelve months ended June 30, 2024.

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

Regulatory Environment

We operate internationally and in a rapidly evolving regulatory environment characterized by a heightened focus by regulators globally on all aspects of the payments industry, including countering terrorist financing, anti-money laundering, privacy, cybersecurity, and consumer protection. The laws and regulations applicable to us, including those enacted prior to the advent of digital payments, are continuing to evolve through legislative and regulatory action and judicial interpretation. New or changing laws and regulations, including changes to their interpretation and implementation, as well as increased penalties and enforcement actions related to non-compliance, could have a material adverse impact on our business, results of operations, and financial condition. For example, on October 13, 2023, Governor Newsom signed the California Digital Financial Assets Law and Senate Bill 401, which together will regulate virtual currency activities within the state when the laws become fully effective on July 1, 2025. Some of the provisions became effective January 1, 2024. These provisions aim to regulate digital financial asset transaction kiosks (“crypto kiosks”) by imposing a daily limit of $1,000 on the amount of funds that the operator can accept from, or dispense to a California resident at its crypto kiosks, which has negatively impacted the Company’s revenue in California.

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

	Three Months Ended
	June 30	March 31	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31	December 31	September 30	June 30
	2024		2023				2022				2021
Installed kiosks (at period end)	8,068	7,061	6,334	6,404	6,351	6,441	6,530	6,787	6,955	6,711	6,220	4,520	2,811
Returning user transaction count	7.1	7.7	8.3	9.1	9.2	10.0	10.5	11.2	11.5	11.9	12.3	11.5	11.8
Median kiosk transaction size (in $)	230	205	200	200	200	200	200	180	170	176	168	160	160
BDCheckout locations (at period end) (1) (3)	7,441	6,734	5,681	5,681	5,195	2,754	8,661	8,661	8,395	—	—	—	—
Kiosks held with logistics providers (2)	758	587	898	842	981	891	795	—	—	—	—	—	—

(1)
BDCheckout was launched in the second quarter of 2022.
(2)
Includes kiosks held with our logistics providers or kiosks that are in-transit to new locations, which we believe will result in higher transaction volume and revenue per kiosk once deployed.
(3)
During the three months ended March 31, 2023, one of our retail partners discontinued all BDCheckout and cryptocurrency transactions in its stores.

Installed Kiosks

This metric provides an indicator of our market penetration, the growth of our business and our potential future business opportunities. We define installed kiosks as the number of kiosks installed at the end of the quarter in a retail location that are connected to our network. We monitor transaction volume at our kiosks on a continuous basis to maximize transaction volumes from each kiosk. Based on these monitoring activities, we may re-deploy certain of our kiosks, using third-party logistics providers, to new locations (e.g., those available with our new retail partners) that we believe will maximize transaction volumes and revenues.

Returning User Transaction Count

This metric provides an indicator of user retention and our competitive advantage relative to our peers, as well as the trajectory of cryptocurrency adoption, and allows us to make strategic decisions. We define returning user transaction count as the average number of aggregate transactions completed at any kiosk in the four quarters trailing the quarter in which a given user’s first transaction occurred, measured only for users who complete more than one transaction. For example, as of June 30, 2024, users who first transacted at one of our kiosks during the three months ended March 31, 2023 and who subsequently completed a second transaction completed an average of 7.1 transactions over the twelve months following their initial transaction.

Median Kiosk Transaction Size

This metric provides information to analyze user behavior as well as evaluate our performance and formulate financial projections. We calculate median kiosk transaction size based on the dollar value of all purchases and sales of Bitcoin at our kiosks, including transaction fees, during the rolling twelve month period.

BDCheckout Locations

This metric provides an indicator of our market penetration, the growth of our business and our potential future business opportunities. We calculate BDCheckout locations as the number of locations where BDCheckout is available at the end of the quarter. We are currently in discussion with other retail partners to expand our BDCheckout offering into additional locations.

Segment Reporting

Our financial reporting is organized into one segment. We make specific disclosures concerning our products and services because such disclosure facilitates our discussion of trends and operational initiatives within our business and industry. Our products and services are aggregated and viewed by management as one reportable segment due to the similarity in the nature of the customers and overall economic characteristics, the nature of the products and services provided and the applicable regulatory environment.

Components of Results of Operations

Revenue

We generate substantially all of our revenue from the cash paid by customers to purchase Bitcoin from our kiosks. For example, approximately 99.9% of our revenue in the three months ended June 30, 2024 was derived from the sale of our cryptocurrency, including the markup at which we sell cryptocurrency to users (which can vary between BDCheckout and BTM kiosks) and a separate flat transaction fee. These user-initiated transactions are governed by terms and conditions agreed to at the time of each point-of-sale transaction and do not extend beyond the transaction.

For the periods presented, the markup percentage for BTM kiosk transactions ranged between 15% and 31%, of the USD amount of the transaction with such markup rates historically having been, and continuing to be, subject to fluctuation as a result of our ongoing price strategy testing. The markup percentage for BDCheckout transactions has been 15% since the rollout of this type of transaction in 2022. Finally, the Company receives a commission as a percentage for our website transactions which was 12.0% through June 30, 2024. Markup percentages are determined by examining user transaction patterns in various geographic locations, based on ongoing markup rate testing, with the ultimate aim of optimizing profitability, growth and user base.

For each Bitcoin transaction on our kiosks and within BDCheckout, the cryptocurrency price displayed to users includes the exchange rate at which we sell Bitcoin to users as well as a separate flat transaction fee. As of June 30, 2024, we charge (i) a flat $3.00 fee on all transactions at BTM kiosks, which generally corresponds to the costs underlying such transactions and (ii) a flat $3.50 fee on BDCheckout transactions, which is what InComm charges us to facilitate transactions using InComm’s network.

We support the sale of Bitcoin by users at only 34 kiosks, or less than 1.0% of our total kiosks as of June 30, 2024, and currently do not have plans to expand the ability of our users to sell Bitcoin to us in exchange for cash. We charge the same fees on Bitcoin we purchase from users via our kiosks as we do for Bitcoin we sell to users at our kiosks.

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

Results of Operations

Comparison between Three Months Ended June 30, 2024 and Three Months Ended June 30, 2023

The following table sets forth selected historical operating data for the periods indicated (unaudited):

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change

Statements of Income and Comprehensive (Loss) Income Information:
Revenue	$163,066	$197,474	$(34,408)	(17.4)%
Cost of revenue (excluding depreciation and amortization reported separately below)	136,708	167,242	(30,534)	(18.3)%
Operating expenses
Selling, general and administrative	15,762	16,168	(406)	(2.5)%
Depreciation and amortization	2,992	3,499	(507)	(14.5)%
Total operating expenses	$18,754	$19,667	$(913)	(4.6)%
Income from operations	$7,604	$10,565	$(2,961)	(28.0)%
Other income (expense)
Interest (expense)	(2,880)	(4,404)	1,524	(34.6)%
Other income (expense)	34	(10,797)	10,831	(100.3)%
(Loss) on foreign currency transactions	(138)	(62)	(76)	122.6%
Total other (expense)	$(2,984)	$(15,263)	$12,279	(80.4)%
(Loss) income before provision for income taxes and non-controlling interest	4,620	(4,698)	9,318	(198.3)%
Income tax benefit	(270)	692	(962)	(139.0)%
Net (loss) income	$4,350	$(4,006)	$8,356	(208.6)%
Net income attributable to Legacy Bitcoin Depot unit holders	—	6,616	(6,616)	(100.0)%
Net (loss) attributable to non-controlling interest in subsidiary	6,911	77	6,834	8,875.3%
Net (loss) attributable to Bitcoin Depot Inc.	$(2,561)	$(10,699)	$8,138	(76.1)%
Other comprehensive income (loss), net of tax
Net (loss) income	4,350	(4,006)	8,356	(208.6)%
Foreign currency translation adjustments	5	(21)	26	(123.8)%
Total comprehensive (loss) income	$4,355	$(4,027)	$8,382	(208.1)%
Comprehensive income attributable to Legacy Bitcoin Depot unit holders	$—	$6,595	$(6,595)	(100.0)%
Comprehensive (loss) attributable to non-controlling interest	$6,911	$77	$6,834	8,875.3%
Comprehensive (loss) attributable to Bitcoin Depot Inc.	$(2,556)	$(10,699)	$8,143	(76.1)%

Revenue

Revenue decreased by $34.4 million, or 17.4% for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to decreases in kiosk transaction revenue which was related to decreases in the number of transactions offset slightly by higher average transaction sizes. Additionally, regulatory changes limiting the transaction size in California resulted in lower kiosk revenue in California. In the last quarter of 2023, we uninstalled approximately 1,000 BTMs, which were subsequently reinstalled during the later part of February and March 2024 during our kiosk optimization plan, leading to lower revenue compared to the prior period. During the three months ended June 30, 2024, the Company activated approximately 1,000 additional kiosks.

Revenue disaggregated by revenue stream is as follows for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Kiosk Transaction Revenue	$162,291	$196,916	$(34,625)	(17.6)%
BDCheckout	186	241	(55)	(22.8)%
Company Website	187	89	98	110.1%
Software Service Revenue	127	150	(23)	(15.3)%
Hardware Revenue	275	78	197	252.6%
Total Revenue	$163,066	$197,474	$(34,408)	(17.4)%

Kiosk Transaction

Our kiosk transaction revenue decreased by $34.6 million, or 17.6% for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to decreases in kiosk transaction revenue primarily related to a decrease in the number of users and decreased transaction volume. Also impacting our revenue during the three months ended June 30, 2024 are the daily transaction limits set in California, which accounted for approximately 50% of the decrease in revenue for the three months ended June 30, 2024 compared to 2023. Additionally, revenue was impacted by the significant number of kiosk reinstallations in the three months ended June 30, 2024 due to the Kiosk optimization plan described above. Typically, the Company experiences customer adoption and growth in revenue in future periods from a kiosk relocation.

BDCheckout

Our BDCheckout revenue decreased by approximately $0.1 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to a decrease in the number of transactions.

Company Website

Our Company website revenue increased by approximately $0.1 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to an increase in the number of transactions.

Hardware

Our Company hardware revenue increased by approximately $0.2 million or 252.6%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to the sale of 100 kiosks during the three months ended June 30, 2024.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue (excluding depreciation and amortization) decreased by $30.5 million, or 18.3% for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to a decrease in the number of transactions, as well as regulatory changes in California and relocations of kiosks during the three months ended June 30, 2024.

The following table sets forth the components of the cost of revenue (excluding depreciation and amortization) for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Cryptocurrency Expenses	$121,759	$153,193	$(31,434)	(20.5)%
Floorspace Leases	9,120	8,749	371	4.2%
Kiosk Operations	5,829	5,300	529	10.0%
Total of Cost of Revenue (excluding Depreciation and Amortization)	$136,708	$167,242	$(30,534)	(18.3)%

The following table sets forth the components of cryptocurrency expenses in our cost of revenue for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Cost of Cryptocurrency - BTM Kiosks	$121,252	$152,783	$(31,531)	(20.6)%
Cost of Cryptocurrency - BDCheckout	159	206	(47)	(22.8)%
Software Processing Fees	38	54	(16)	(29.6)%
Exchange Fees	—	2	(2)	(100.0)%
Mining Fees	307	144	163	113.2%
Software Processing Fee - BDCheckout	3	4	(1)	(25.0)%
Total Cryptocurrency Expenses	$121,759	$153,193	$(31,434)	(20.5)%

Cost of cryptocurrency includes impairment losses recognized on cryptocurrencies net of any gains recognized from sales of cryptocurrencies on an exchange. Cost of Cryptocurrency includes impairment losses recognized on cryptocurrencies net of any gains recognized from sales of cryptocurrencies on an exchange. Impairment of $2.0 million and $2.4 million were recognized for the three months ended June 30, 2024 and 2023. We did not have any gains from the sale of cryptocurrency during the quarter.

Cost of Cryptocurrency – BTM Kiosks

Our cost of cryptocurrency decreased by $31.5 million, or 20.6% for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily as a result of lower transaction volume in the first half of 2024.

Floorspace Leases

Our floorspace lease expenses increased by $0.4 million, or 4.2% for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was related to the increase in installed kiosks and the total overall rent paid to store owners and distributors under floorspace leases as compared to the three months ended June 30, 2023.

Kiosk Operations

Our kiosk operations costs increased by $0.5 million or 10.0% for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Our kiosk operations consisted of armored cash collection, bank fees, software costs, insurance and repair and maintenance. These costs were higher during the second quarter of 2024 primarily related to installment costs as a result of activating additional kiosks.

Operating expenses

Selling, general and administrative expenses decreased by $0.4 million, or 2.5% for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was driven by lower professional fees, as a result of going public expenses incurred in 2023, that did not recur in 2024. Additionally, during the second quarter of 2024, these costs were partially offset by increases due to higher payroll costs due to headcount increasing from 105 at June 30, 2023 to 136 at June 30, 2024 to support our operations. Depreciation and amortization expenses decrease by $0.5 million or 14.5% for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The decrease during the three months ended June 30, 2024 was as a result of $ 7.0 million of leases maturing in the second half of 2023 which were refinanced with a lower net present value resulting in a reduction of $0.2 million depreciation expenses as well as a reduction of depreciation expense of $0.3 million associated with $5.5 million of leases that matured and were transferred to owned assets with a lower net book value.

Other income (expense), net

Other expenses decreased by approximately $12.3 million or 80.4% for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily driven by a $8.2 million expenses associated with the PIPE Financing for the three months ended June 30, 2023, which did not reoccur in the three months ended June 30, 2024. Additionally, as a result of the changes associated with our Amended and Restated Credit Agreement, the Company recognized $3.2 million of interest expense that did not recur in the three months ended June 30, 2024. The modification to our Amended and Restated Credit Agreement were considered an extinguishment of our prior debt agreement under US GAAP.

Comparison between Six Months Ended June 30, 2024 and Six Months Ended June 30, 2023

The following table sets forth selected historical operating data for the periods indicated (unaudited):

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change

Statements of Income and Comprehensive (Loss) Income Information:
Revenue	$301,605	$361,077	$(59,472)	(16.5)%
Cost of revenue (excluding depreciation and amortization reported separately below)	257,995	308,543	(50,548)	(16.4)%
Operating expenses
Selling, general and administrative	29,368	27,003	2,365	8.8%
Depreciation and amortization	5,939	6,295	(356)	(5.7)%
Total operating expenses	$35,307	$33,298	$2,009	6.0%
Income from operations	$8,303	$19,236	$(10,933)	(56.8)%
Other (expense) income
Interest expense	(7,824)	(7,351)	(473)	6.4%
Other (expense) income	40	(10,913)	10,953	(100.4)%
(Loss) on foreign currency transactions	(265)	(211)	(54)	25.6%
Total other expense	$(8,049)	$(18,475)	$10,426	(56.4)%
Income before provision for income taxes and non-controlling interest	254	761	(507)	(66.6)%
Income tax (expense) benefit	(132)	1,314	(1,446)	(110.0)%
Net income	$122	$2,075	$(1,953)	(94.1)%
Net income attributable to Legacy Bitcoin Depot unit holders	—	12,906	(12,906)	(100.0)%
Net income (loss) attributable to non-controlling interest	4,221	(132)	4,353	(3,297.7)%
Net loss attributable to Bitcoin Depot Inc.	$(4,099)	$(10,699)	$6,600	(61.7)%
Other comprehensive income (loss), net of tax
Net income	122	2,075	(1,953)	(94.1)%
Foreign currency translation adjustments	18	(21)	39	(185.7)%
Total comprehensive income	$140	$2,054	$(1,914)	(93.2)%
Comprehensive income attributable to Legacy Bitcoin Depot unit holders	$—	$12,885	$(12,885)	(100.0)%
Comprehensive income (loss) attributable to non-controlling interest	$4,234	$(132)	$4,366	(3,307.6)%
Comprehensive loss attributable to Bitcoin Depot Inc.	$(4,094)	$(10,699)	$6,605	(61.7)%

Revenue

Revenue decreased by $59.5 million, or 16.5% for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to decreases in kiosk transaction revenue which was related to decreases in transactions volume offset slightly by higher average transaction sizes. Additionally, regulatory changes limiting the transaction size in California resulted in lower kiosk revenue in California. During the three months ended December 31, 2023, we uninstalled approximately 1,000 BTMs, which were reinstalled during the later part of February and March 2024 during our kiosk optimization plan.

Revenue disaggregated by revenue stream is as follows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Kiosk Transaction Revenue	$300,067	$359,942	$(59,875)	(16.6)%
BDCheckout	396	601	(205)	(34.1)%
Company Website	548	168	380	226.2%
Software Services Revenue	263	288	(25)	(8.7)%
Hardware Revenue	331	78	253	324.4%
Total Revenue	$301,605	$361,077	$(59,472)	(16.5)%

Kiosk Transaction

Our kiosk transaction revenue decreased by $59.9 million, or 16.6% for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to decreases in kiosk transaction revenue primarily related to a decreased number of users and transaction volume as a result of relocating kiosks during the six months ended June 30, 2024 that did not not occur in the same magnitude in the six months ended June 30, 2023. Also impacting our revenue during the six months ended June 30, 2024 are the daily transaction limits set in California, which accounted for approximately 50% of the decrease in revenue for the six months ended June 30, 2024 compared to six months ended June 30,2023. Additionally, revenue was impacted by the significant number of new kiosk installations in the six months ended June 30, 2024. The Company had approximately 27% more kiosks on average in service as compared to the six months ended June 30, 2023. Typically, the Company experiences increases in customer adoption and growth in revenue in future periods from a kiosk relocations and newly installed kiosks.

BDCheckout

Our BDCheckout revenue decreased by approximately $0.2 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to a decrease in the number of transactions.

Company Website

Our Company website revenue increased by approximately $0.4 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to an increase in the number of transactions.

Hardware

Our Company hardware revenue increased by approximately $0.3 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to the sale of 100 kiosks during the six months ended June 2024.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue (excluding depreciation and amortization) decreased by $50.5 million, or 16.4% for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to a decrease in transaction volumes, as well as regulatory changes in California and relocations of kiosks during the six months ended June 30, 2024.

The following table sets forth the components of the cost of revenue (excluding depreciation and amortization) for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Cryptocurrency Expenses	$230,223	$280,854	$(50,631)	(18.0)%
Floorspace Leases	17,656	17,782	(126)	(0.7)%
Kiosk Operations	10,116	9,907	209	2.1%
Total Cost of Revenue (excluding Depreciation and Amortization)	$257,995	$308,543	$(50,548)	(16.4)%

The following table sets forth the components of cryptocurrency expenses in our cost of revenue for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Cost of Cryptocurrency - BTM Kiosks	$229,309	$279,874	$(50,565)	(18.1)%
Cost of Cryptocurrency - BDCheckout	339	515	(176)	(34.2)%
Software Processing Fees	45	259	(214)	(82.6)%
Exchange Fees	—	20	(20)	(100.0)%
Mining Fees	525	177	348	196.6%
Software Processing Fee - BDCheckout	5	9	(4)	(44.4)%
Total Cryptocurrency Expenses	$230,223	$280,854	$(50,631)	(18.0)%

Cost of cryptocurrency includes impairment losses recognized on cryptocurrencies net of any gains recognized from sales of cryptocurrencies on an exchange. Cost of Cryptocurrency includes impairment losses recognized on cryptocurrencies net of any gains recognized from sales of cryptocurrencies on an exchange. Impairment of $4.1 million and $4.6 million were recognized for the six months ended June 30, 2024 and 2023, respectively. The Company did not recognize any gains from the sale of cryptocurrency during the six months ended June 30, 2024.

Cost of Cryptocurrency – BTM Kiosks

Our cost of cryptocurrency decreased by $50.6 million, or 18.1% for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily as a result of lower transaction volume in the first half of 2024 as compared to the prior year period.

Cost of Cryptocurrency - BDCheckout

Our cost of goods sold related to BDCheckout decreased by approximately $0.2 million, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease was a result of lower transaction volume in the first half of 2024.

Software Processing Fees

Our software processing fees decreased by $0.2 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease in software processing fees was a direct result of completing the migration of our BTMs to the BitAccess platform in the first quarter of 2023, which reduced the costs we incurred from a third-party service provider for software processing fees based on kiosk transaction volume.

Mining Fees

Our mining fees increased by $0.3 million, or 196.6% for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, due to higher blockchain network fees due to additional traffic on the blockchain.

Floorspace Leases

Our floorspace lease expenses decreased by $0.1 million, or 0.7% for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, due to a decrease in rent paid to store owners and distributors under floorspace leases, as a result of lower overall transaction volume compared to the six months ended June 30, 2023.

Kiosk Operations

Our kiosk operations costs increased by $0.2 million or 2.1% for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. Our kiosk operations consisted of armored cash collection, bank fees, software costs, insurance and repair and maintenance. These costs were lower during the first quarter of 2023 primarily related to repairs and maintenance as a result of the kiosks being in the field for longer periods and needing less repairs, compared to the six months ended June 30, 2024 which had more relocation costs. due to the kiosk optimization plan.

Operating expenses

Selling, general and administrative expenses increased by $2.4 million, or 8.8% for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. During the first half of 2024, these costs increased primarily due to higher payroll costs due to headcount increasing from 105 at June 30, 2023 to 136 at June 30, 2024 to support our operations, along with increased professional services expenses related to regulatory and lobbying efforts.

Other income (expense), net

Other expenses decreased by approximately $10.4 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily driven by the recognition of PIPE expenses in the three and six ended June 30, 2023, which did not recur in 2024.the first quarter of 2024 as a result of changes to the amount of principal under the Amended and Restated Credit Agreement. The increase of debt principal balance was considered an extinguishment of our prior debt agreement under US GAAP. This change resulted in the write-off of prior capitalized debt issuance costs of $2.7 million during the six months ended June 30, 2024.

Net income (loss) attributable to Legacy Bitcoin Depot unit holders

Prior to the close of the Merger, net income was allocated to the Legacy Bitcoin Depot unit holders. After the close of the Merger on June 30, 2023, the Legacy Bitcoin Depot unit holders no longer receive any income allocation as they are owners of BT HoldCo.

Net income attributable to non-controlling interest

Prior to the close of the Merger, the non-controlling interest reflected Bitcoin Depot’s ownership in BitAccess. Subsequent to the close of the Merger, the non-controlling interest reflect both Bitcoin Depot's ownership in BitAccess and BT HoldCo. After the close of the Merger, up to $29.0 million of the net income from BT OpCo will be allocated to BT HoldCo as a result of the preferred return to BT Assets related to their preferred interest in BT HoldCo. If net income exceeds $29.0 million, such excess income will be allocated to Bitcoin Depot and BT HoldCo based on their pro rata economic ownership interest in BT OpCo. Additionally, when losses are incurred, BT HoldCo allocates the losses based on the economic ownership. During the six months ended June 30, 2024, Net Loss of BT OpCo was allocated to BT HoldCo and Bitcoin Depot Inc utilizing the HLBV methodology.

Net income (loss) attributable to Bitcoin Depot Inc.

During the six months ended June 30, 2024, Net Loss was allocated to Bitcoin Depot Inc from BT HoldCo. In addition to losses allocated under the HLBV methodology, the public entity incurred direct legal and professional services in maintaining its operations resulting in a Net Loss attributable to Bitcoin Depot Inc.

Liquidity and Capital Resources

On June 30, 2024, we had working capital of approximately $7.7 million, which included cash and cash equivalents and other current assets of approximately $54.6 million, offset by accounts payable and other current liabilities of approximately $46.9 million. We reported net income of approximately $0.1 million during the six months ended June 30, 2024.

On December 31, 2023, we had negative working capital of approximately $(8.8) million, which included cash and cash equivalents and other current assets of approximately $37.3 million, offset by accounts payable and other current liabilities of approximately $46.0 million. We reported net income of approximately $1.5 million during the year ended December 31, 2023.

For each of the periods presented in this Quarterly Report on Form 10-Q, approximately 99.9% of our total transaction volume was attributable to transactions in Bitcoin and, as of the date of this Quarterly Report on Form 10-Q, transactions in Bitcoin account for 100% of our transaction volumes. We purchase Bitcoin through liquidity providers on a just-in-time basis based on expected transaction volumes in order to maintain a balance at a specified amount. Our ability to dynamically rebalance the levels of Bitcoin we hold at any given time based on transaction volumes and the market price of Bitcoin means that there are limited working capital requirements related to our Bitcoin management activities. There are two main components of the working capital required in our operations. We maintain Bitcoin (currently in an amount which, at any given time, is typically less than $0.6 million) in our hot wallets to fulfill orders from users while we are automatically placing orders with liquidity providers and exchanges to replenish the Bitcoin we have sold to users. The second component of working capital is cash and cash equivalents generated from sales at our BTM kiosks. As users insert cash into the BTM kiosks, cash accumulates until armored carriers collect the cash and process it back to our bank accounts. While not required, we typically maintain a variable level of cash in the BTM kiosks at all times. As of June 30,

2024, cash in the BTM kiosks was approximately 23.6% of average monthly revenues for the trailing twelve months ended June 30, 2024.

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

Share repurchase program

On September 22, 2023, the Company announced that its Board has authorized a share repurchase program pursuant to which the Company is authorized to repurchase up to $10.0 million of outstanding shares of its Class A common stock beginning immediately and continuing through and including June 30, 2024. The Company made an accounting policy election to measure the fair value of purchases or sales of securities, including purchases of its own shares as part of the share repurchase program, as of the trade date. During the three months ended March 31, 2024, the Company repurchased 69,976 shares at a total cost of $0.2 million with an average cost per share of $2.26. No shares were repurchased during the three months ended June 30, 2024. From the date of authorization through June 30, 2024, 190,620 shares of the Company's Class A common stock had been repurchased with a total cost of $0.4 million. The program was not renewed upon expiration.

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

The following table presents a reconciliation of revenue to Adjusted Gross Profit for the periods indicated (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue	$163,066	$197,474	$301,605	$361,077
Cost of revenue (excluding depreciation and amortization)	(136,708)	(167,242)	$(257,995)	(308,543)
Depreciation and amortization excluded from cost of revenue	(2,976)	(3,499)	(5,857)	(6,295)
Gross Profit	$23,382	$26,733	$37,753	$46,239
Adjustments:
Depreciation and amortization excluded from cost of revenue	$2,976	$3,499	$5,857	$6,295
Adjusted Gross Profit	$26,358	$30,232	$43,610	$52,534
Gross Profit Margin (1)	14.3%	13.5%	12.5%	12.8%
Adjusted Gross Profit Margin (1)	16.2%	15.3%	14.5%	14.5%

(1)
Calculated as a percentage of revenue.

Adjusted EBITDA

We define Adjusted EBITDA (a non-GAAP financial measure) as net income before interest expense, tax expense, depreciation and amortization, non-recurring expenses, PIPE related expenses, share-based compensation, and miscellaneous cost adjustments.

These items are excluded from Adjusted EBITDA because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, not driven by core results of operations and renders comparisons with prior periods and competitors less meaningful. We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Moreover, we have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measurement used internally by management to make operating decisions, including those related to operating expenses, evaluate performance and perform strategic and financial planning. However, you should be aware that when evaluating Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. The presentation of this measure should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Further, this non-GAAP financial measure should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on U.S. GAAP results and using Adjusted EBITDA on a supplemental basis. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because not all companies calculate this measure in the same fashion. You should review the reconciliation of net income to Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table presents a reconciliation of net income to Adjusted EBITDA for the periods indicated (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net (loss) income	$4,350	$(4,006)	$122	$2,075
Adjustments:
Interest expense	2,880	4,404	7,824	7,351
Income tax expense (benefit)	270	(692)	132	(1,314)
Depreciation and amortization	2,992	3,499	5,939	6,295
Expense related to the PIPE transaction (1)	—	9,597	—	9,597
Non-recurring expenses (2)	444	2,745	907	5,174
Share-based compensation	1,728	—	2,625	—
Special bonus (3)	—	3,915	—	3,915
Expenses associated with the termination of the phantom equity participation plan	—	350	—	350
Adjusted EBITDA	$12,664	$19,812	$17,549	$33,443
Adjusted EBITDA margin (4)	7.8%	10.0%	5.8%	9.3%

(1)
Amount includes the recognition of a non-cash expense of $9.0 million related to the PIPE transaction.
(2)
Comprised of non-recurring professional service fees.
(3)
Amount includes (A) Transaction bonus and related taxes to employees of approximately $2.3 million and (B) Founder Transaction bonus of approximately $1.6 million.
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

On March 26, 2024, the Company entered into an amendment to the Amended and Restated Note dated June 23, 2023 to provide an additional $15.7 million in principal financing. This amendment increased the aggregate principal amount of the term loan facility to $35.6 million which consists of $19.9 million outstanding on the original loan and $15.7 million in additional principal resulting in net cash flow of $15.2 million related to the amendment. The Company accounted for the amended and restated note as an extinguishment of debt in accordance with ASC 470, Debt. As such, the Company recognized the outstanding deferred financing costs of $3.2 million as a loss on extinguishment of debt in interest expense on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income which consisted of a $2.7 million write off unamortized deferred loan costs and $0.5 million in loan origination fees related to the amendment.

PIPE Financing

On June 23, 2023, GSRM entered into a private placement agreement with certain subscribers (“Subscribers”). For purposes of settlement under the PIPE Agreement, the notional amount of 5,000,000 shares consisted of (a) the 4,300,000 shares of Series A Preferred Stock sold at the closing of the Merger, and (b) 700,000 shares of Class A common stock that were held by the Subscribers prior to the consummation of the Transaction. In connection with the Transaction, the Subscribers entered into non-redemption agreements with the Company and received additional shares of Class A common stock in exchange for their commitments not to redeem. See the discussion below under GSRM Share Issuance for further information. On October 11, 2023, the PIPE Agreement was settled with the Subscribers for de minimus consideration. The effects of the settlement resulted in the elimination of the subscription receivable and the embedded derivative liability. For the three and six months ended June 30, 2023, the Company recognized approximately $9.2 million in expenses related to the agreement which includes $0.9 million of cash fees and is included within other (expense) income on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Cash Flows

The following table presents the sources of cash and cash equivalents for the periods indicated:

	Six Months Ended June 30,
	2024	2023
Cash provided by operating activities	$11,475	$26,599
Cash (used in) investing activities	$(3,190)	$(18)
Cash provided by (used in) financing activities	$5,851	$(36,727)
Net increase in cash and cash equivalents (1)	$14,183	$(10,125)

(1)
Includes effect of exchange rate changes on cash.

Operating Activities

Net cash provided by operating activities decreased $15.1 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to a $8.1 million decrease in the change in accrued expenses and other current liabilities as a result of expenses associated with the transaction being incurred during the six months ended June 30, 2023 and paid during the second half of 2023 and a $9.2 million decrease in loss on Series A Preferred Share PIPE issuance; offset by a $3.1 million increase due to a write-off of deferred financing costs.

Investing Activities

Net cash used in investing activities decreased $3.2 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, due to a $3.1 million increase in acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities increased $42.6 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, due to a $20.4 million increase in proceeds from notes payable, a $16.5 million decrease resulting from principal payments on notes payable and a $5.0 million decrease in distributions.

Commitments and Contractual Obligations

As of June 30, 2024, the aggregate amount of our operating and finance lease obligations was approximately $10.0 million. As of June 30, 2024, we had no open purchase orders for kiosks.

See Note 13 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our notes payable.

See Note 15 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our tax receivable agreement.

See Note 18 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our leases.

See Note 19 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our material commitments and contingencies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2024. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief

Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, solely as a result of the material weaknesses in our internal control over financial reporting below.

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the preparation of the Company’s consolidated financial statements as of December 31, 2023, management identified material weaknesses in its internal control over financial reporting. The material weaknesses had not been remediated as of June 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The material weaknesses identified related to (i) the fact that the Company did not have formalized system of internal control over financial reporting in place to ensure that risks are properly assessed, controls are properly designed and implemented and internal controls are properly monitored and functioning, (ii) the Company’s reliance on IT systems and the use of service organizations to initiate, process, and record transactions, for which it did not evaluate or test the respective control objectives and data provided by the service organizations, and did not maintain a sufficient complement of formally documented general IT controls over access, segregation of duties, security, and change management, (iii) the Company’s lack of technical accounting resources to analyze and apply technical accounting considerations, (iv) the Company having insufficient controls in place to prevent potential unauthorized activity related to cryptocurrencies, and (v) ineffective reconciliation controls over cash in transit. Management has concluded that these material weaknesses arose because, as a private company (prior to the closing of the Merger), the Company did not have the necessary business processes, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bitcoin Depot does not believe the allegations made against it are valid and intends to vigorously defend against them. The range of potential loss related to the identified claim is between $0 and $23.0 million, the amount of damages that Canaccord is seeking in the lawsuit. The additional costs mentioned in the claim are not able to be estimated at this time. Canaccord did not present evidence or statements to support the reason for the increased demand amount. In March 2024, the Canaccord matter moved into the discovery phase involving the production of documents and examinations of the parties' representatives. This process is expected to be completed by the end of the fourth quarter.

We are also party to various other legal proceedings and claims in the ordinary course of our business. We believe these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A. Risk Factors

For a complete discussion of the Company’s risk factors, see Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

If the following risk occurs, our business, financial condition, or results of operations could be materially adversely affected. In such case, the market price of our class A common stock could decline, and you may lose all or part of your investment.

•
Further reductions in mining rewards of Bitcoin, including due to block reward halving events, which are events that occur after a specific period of time (the most recent of which occurred on April 19, 2024) that reduce the block reward earned by “miners” who validate Bitcoin transactions, or increases in the costs associated with Bitcoin mining, including increases in electricity costs and hardware and software used in mining, or new or enhanced regulation or taxation of Bitcoin mining, which could further increase the costs associated with Bitcoin mining, any of which may cause a decline in support for the Bitcoin network.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements and Policies

On May 20, 2024, Glen Leibowitz, Chief Financial Officer of the Company, adopted a 10b5-1 plan. Mr. Leibowitz’s plan provides that approximately 20% of holdings will be sold each quarter starting on September 1, 2024, and is designed to be in effect until December 31, 2025. On May 19, 2024, Mr. Leibowitz terminated a 10b5-1 plan originally adopted on November 21, 2023, consisted of selling 10% of vested holdings each month starting on April 2, 2024. No other directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

Date: August 15, 2024	By:	/s/ Brandon Mintz
	Name:	Brandon Mintz
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2024	By:	/s/ Glen Leibowitz
	Name:	Glen Leibowitz
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)