Form 10-Q
period 2024-09-30
Bitcoin Depot Inc.
filed 2024-11-14
CIK 1901799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, the registrant had 18,122,048 shares outstanding of Class A common stock, par value $0.0001 per share, 2,875,000 shares outstanding of Series A Preferred Shares, par value of $0.0001, 0 shares outstanding of Class B common stock, par value $0.0001 per share, 1,075,761 shares outstanding of Class E common stock, par value $0.0001 per share, 0 shares outstanding of Class M common stock, par value $0.0001 per share, 0 shares outstanding of Class O common stock, par value $0.0001 per share, and 41,193,024 shares outstanding of Class V common stock, par value $0.0001 per share.

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

i

Part I - Financial Information

Item 1. Financial Statements.

BITCOIN DEPOT INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Current:
Cash and cash equivalents	$32,229	$29,759
Cryptocurrencies	1,311	712
Accounts receivable	380	245
Prepaid expenses and other current assets	7,453	6,554
Total current assets	41,373	37,270
Property and equipment:
Furniture and fixtures	635	635
Leasehold improvements	172	172
Kiosk machines - owned	32,086	24,222
Kiosk machines - leased	20,004	20,524
Total property and equipment	52,897	45,553
Less: accumulated depreciation	(25,350)	(20,699)
Total property and equipment, net	27,547	24,854
Intangible assets, net	2,698	3,836
Goodwill	8,717	8,717
Operating lease right-of-use assets, net	2,814	484
Deposits	736	412
Deferred tax assets	3,562	1,804
Total assets	$87,447	$77,377

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2024 (unaudited)	December 31, 2023
Liabilities and Stockholders’ (Deficit) Equity
Current:
Accounts payable	$11,965	$8,337
Accrued expenses and other current liabilities	20,196	21,545
Notes payable, current portion	4,860	3,985
Income taxes payable	1,355	2,484
Deferred revenue	201	297
Operating lease liabilities, current portion	887	279
Current installments of obligations under finance leases	3,931	6,801
Other non-income tax payable	2,236	2,297
Total current liabilities	45,631	46,025
Long-term liabilities
Notes payable, non-current	41,864	17,101
Operating lease liabilities, non-current	1,983	319
Obligations under finance leases, non-current	2,856	2,848
Deferred income tax, net	852	846
Tax receivable agreement liability due to related party, non-current	2,126	865
Total Liabilities	95,312	68,004
Commitments and Contingencies (Note 19)
Stockholders’ (Deficit) Equity
Series A Preferred Stock, $0.0001 par value; 50,000,000 authorized, 3,075,000 and 3,125,000 shares issued and outstanding, at September 30, 2024 and December 31, 2023, respectively	—	—
Class A common stock, $0.0001 par value; 800,000,000 authorized, 17,844,174 and 13,602,691 shares issued, and 17,653,554 and 13,482,047 shares outstanding at September 30, 2024 and December 31, 2023, respectively	1	1
Class B common stock, $0.0001 par value; 20,000,000 authorized, no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Class E common stock, $0.0001 par value; 2,250,000 authorized, 1,075,761 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Class M common stock, $0.0001 par value; 300,000,000 authorized, no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Class O common stock, $0.0001 par value; 800,000,000 authorized, no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Class V common stock, $0.0001 par value; 300,000,000 authorized, 41,193,024 and 44,100,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	4	4
Treasury stock	(437)	(279)
Additional paid-in capital	21,135	17,326
Accumulated deficit	(37,701)	(32,663)
Accumulated other comprehensive loss	(204)	(203)
Total Stockholders’ (Deficit) Attributable to Bitcoin Depot Inc.	(17,202)	(15,814)
Equity attributable to non-controlling interests	9,337	25,187
Total Stockholders’ (Deficit) Equity	(7,865)	9,373
Total Liabilities and Stockholders’ (Deficit) Equity	$87,447	$77,377

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$135,271	$179,483	$436,876	$540,561
Cost of revenue (excluding depreciation and amortization)	112,853	152,545	370,848	461,087
Operating expenses:
Selling, general, and administrative	14,694	16,242	44,062	43,245
Depreciation and amortization	2,245	3,260	8,184	9,554
Total operating expenses	16,939	19,502	52,246	52,799
Income from operations	5,479	7,436	13,782	26,675
Other (expense) income:
Interest (expense)	(2,907)	(2,769)	(10,731)	(10,120)
Other income (expense)	103	(3,111)	143	(14,024)
Gain (loss) on foreign currency transactions	(29)	(154)	(294)	(365)
Total other (expense)	(2,833)	(6,034)	(10,882)	(24,509)
(Loss) Income before provision for income taxes and non-controlling interest	2,646	1,402	2,900	2,166
Income tax benefit (expense)	(347)	(337)	(479)	977
Net income (loss)	2,299	1,065	2,421	3,143
Net income attributable to Legacy Bitcoin Depot unit holders	—	—	—	12,906
Net income attributable to non-controlling interest	3,238	8,163	7,459	8,031
Net (loss) attributable to Bitcoin Depot Inc.	(939)	(7,098)	(5,038)	(17,794)
Other comprehensive income (loss), net of tax
Net income (loss)	2,299	1,065	2,421	3,143
Foreign currency translation adjustments	(19)	87	(1)	66
Total comprehensive income (loss)	2,280	1,152	2,420	3,209
Comprehensive income attributable to Legacy Bitcoin Depot unit holders	—	—	—	12,885
Comprehensive income (loss) attributable to non-controlling interest	3,225	8,249	7,459	8,118
Comprehensive (loss) attributable to Bitcoin Depot Inc.	$(945)	$(7,098)	$(5,039)	$(17,794)
Net (loss) attributable to Bitcoin Depot Inc.	$(939)	$(7,098)	$(5,038)	$(17,794)
(Loss) per share basic and diluted	$(0.05)	$(0.43)	$(0.39)	$(1.07)
Weighted average shares: basic and diluted	20,701,447	16,658,691	18,908,391	16,658,691

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(UNAUDITED)

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Class A Common Stock		Class E Common Stock		Class V Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Deficit Attributable to Bitcoin Depot Inc.	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
July 1, 2024	3,075,000	$—	17,345,855	$1	1,075,761	$—	41,193,024	$4	(190,620)	$(437)	$20,731	$(36,762)	$(198)	$(16,661)	$21,104	$4,443
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,000)	(15,000)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	(6)	(6)	(13)	(19)
Shares issued for vested RSU awards	—	—	498,319	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock compensation	—	—	—	—	—	—	—	—	—	—	404	—	—	404	8	412
Net (loss) income attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	(939)	—	(939)	3,238	2,299
September 30, 2024	3,075,000	$—	17,844,174	$1	1,075,761	$—	41,193,024	$4	(190,620)	$(437)	$21,135	$(37,701)	$(204)	$(17,202)	$9,337	$(7,865)
January 1, 2024	3,125,000	$—	13,602,691	$1	1,075,761	$—	44,100,000	$4	(120,644)	$(279)	$17,326	$(32,663)	$(203)	$(15,814)	$25,187	$9,373
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(22,748)	(22,748)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	(1)	(1)	—	(1)
Conversion of Series A preferred stock to class A common stock	(50,000)	—	50,000	—	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	—	—	—	—	(69,976)	(158)	—	—	—	(158)	—	(158)
Shares issued for vested RSU awards	—	—	1,284,507	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock compensation	—	—	—	—	—	—	—	—	—	—	3,013	—	—	3,013	24	3,037
Redemption of non-controlling interest	—	—	2,906,976	—	—	—	(2,906,976)	—	—	—	585	—	—	585	(585)	—
Change in tax basis in BT HoldCo due to redemption	—	—	—	—	—	—	—	—	—	—	211	—	—	211	—	211
Net (loss) income attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	(5,038)	—	(5,038)	7,459	2,421
September 30, 2024	3,075,000	$—	17,844,174	$1	1,075,761	$—	41,193,024	$4	(190,620)	$(437)	$21,135	$(37,701)	$(204)	$(17,202)	$9,337	$(7,865)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND MEMBER’S EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(UNAUDITED)

(in thousands, except share and per share amounts)

		Series A Preferred Stock		Class A Common Stock		Class E Common Stock		Class V Common Stock
	Equity Attributed to Legacy Bitcoin Depot	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive (Loss)	Stock Subscription Receivable	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) and (Deficit) Attributable to Bitcoin Depot Inc.	Non-Controlling Interest	Total Stockholders’ Equity and Member's Equity
July 1, 2023	$—	4,300,000	$—	12,358,691	$1	1,075,761	$—	44,100,000	$4	$(203.00)	$(5,613)	$15,504	$(17,259)	$(7,566)	$12,346	$4,780
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(294)	(294)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	87	87
Proceeds from stock subscription	—	—	—	—	—	—	—	—	—	—	4	—	—	4	—	4
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	798	—	798	146	944
Conversion from Series A preferred stock to class A common stock	—	(825,000)	—	825,000	—	—	—	—	—	—	—	—	—	—	—	—
Net Income (loss) attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(7,098)	(7,098)	8,163	1,065
September 30, 2023	$—	3,475,000	$—	13,183,691	$1	1,075,761	$—	44,100,000	$4	$(203)	$(5,609)	$16,302	$(24,357)	$(13,862)	$20,448	$6,586
January 1, 2023	$7,396	—	$—	—	$—	—	$—	—	$—	$(182)	$—	$—	$—	$7,214	$2,230	$9,444
Distributions	(12,737)	—	—	—	—	—	—	—	—	—	—	—	—	(12,737)	(294)	(13,031)
Foreign currency translation	—	—	—	—	—	—	—	—	—	(21)	—	—	—	(21)	87	66
Net income (loss) prior to transaction	12,906	—	—	—	—	—	—	—	—	—	—	—	—	12,906	—	12,906
Recapitalization of Legacy Bitcoin Depot equity and establishment of non-controlling interest	(7,565)	—	—	11,858,691	1	1,075,761	—	44,100,000	4	—	(4)	—	(5,809)	(13,373)	9,866	(3,507)
Establishment of TRA	—	—	—	—	—	—	—	—	—	—	—	—	(754)	(754)	—	(754)
Shares issued in connection with the PIPE Financing	—	4,300,000	—	—	—	—	—	—	—	—	(5,609)	13,889	—	8,280	—	8,280
Proceeds from stock subscription	—	—	—	—	—	—	—	—	—	—	4	—	—	4	—	4
Conversion from Series A preferred stock to class A common stock	—	(825,000)	—	825,000	—	—	—	—	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	—	798	—	798	528	1,326
Post transaction stock compensation expense related to shares issued to founder	—	—	—	500,000	—	—	—	—	—	—	—	1,615	—	1,615	—	1,615
Net income (loss) attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(17,794)	(17,794)	8,031	(9,763)
September 30, 2023	$—	3,475,000	$—	13,183,691	$1	1,075,761	$—	44,100,000	$4	$(203)	$(5,609)	$16,302	$(24,357)	$(13,862)	$20,448	$6,586

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2024	2023
Cash flows from Operating Activities:
Net income	$2,421	$3,143
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative liabilities	—	2,701
Amortization of deferred financing costs	1,047	962
Accretion to contingent earn-out liability	—	159
Depreciation and amortization	8,184	9,554
Loss on Series A Preferred Share PIPE Issuance	—	8,863
Non-cash share-based compensation	3,037	2,941
Purchase of services in cryptocurrencies	1,014	525
Deferred taxes	(1,752)	(1,534)
Loss on lease termination	—	1,717
Write-off of deferred financing costs	3,136	—
Loss on disposal of property and equipment	110	708
Amortization of right-of-use assets	424	76
Cryptocurrency received as payment for services	(1,068)	(950)
Change in operating assets and liabilities:
Deposits	(324)	(461)
Accounts receivable	(136)	(29)
Cryptocurrencies	75	147
Prepaid expenses and other current assets	(1,260)	(2,373)
Accounts payable	3,630	(3,373)
Accrued expenses and other current liabilities	(988)	10,178
Income taxes payable	(1,128)	681
Other non-income tax payable	(62)	—
Tax receivable agreement liability	1,471	—
Deferred revenue	(96)	49
Operating leases, net	(482)	(114)
Net Cash Flows Provided by Operations	17,253	33,570
Cash flows from Investing Activities:
Acquisition of property and equipment	(9,886)	(5)
Acquisition of BitAccess, net of cash received	—	(2,000)
Acquisition of BTC investments	(620)	—
Net Cash Flows Used In Investing Activities	(10,506)	(2,005)
Cash flows from Financing Activities:
Net proceeds from Merger	—	3,343
PIPE commitment fees paid	—	(933)
Proceeds from stock subscription receivable	—	4
Proceeds from issuance of notes payable	24,352	—
Principal payments on notes payable	(2,878)	(18,926)
Principal payments on finance lease	(6,243)	(8,809)
Borrowing on finance leases	3,382	—
Payment of deferred financing costs	(19)	(1,149)
Purchase of treasury stock	(158)	—
Distributions	(22,748)	(12,984)
Net Cash Flows Used In Financing Activities	(4,312)	(39,454)
Effect of exchange rate changed on cash and cash equivalents	35	15
Net change in cash and cash equivalents	2,470	(7,874)
Cash and cash equivalents - beginning of period	29,759	37,540
Cash and cash equivalents - end of period	$32,229	$29,666

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the nine months ended September 30 for:
Interest	$6,921	$9,121
Income taxes	$3,652	$362

Supplemental disclosures of non-cash investing and financing activities:

See Note 5 for information on non-cash distribution to the Member.

See Note 13 for information on non-cash financing activity related to term loan agreements.

On March 26, 2024, the Company amended its term loan agreement with its lender. The total principal on the old term loan of $19.9 million was extinguished and the new term loan's principal balance with the same lender is $35.6 million. The net proceeds from the issuance is recorded as an inflow from financing activities of $15.2 million, net of fees paid of $0.5 million.

See Note 18 for information on non-cash activity related to a lease termination and new lease arrangements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Organization and Background

(a) Organization

Lux Vending, LLC (dba Bitcoin Depot) (“Legacy Bitcoin Depot”) was formed on June 7, 2016. Pursuant to a transaction with GSR II Meteora Acquisition Corp. (“GSRM”), a Delaware corporation formed on October 14, 2021, Legacy Bitcoin Depot merged with and into GSRM and GSRM was renamed Bitcoin Depot Inc. (“Bitcoin Depot”, or the “Company”) (see Note 2(a)). Bitcoin Depot owns and operates a network of cryptocurrency kiosks (“BTMs”) across North America, Puerto Rico, and Australia where customers can buy and sell cryptocurrencies. In addition to the BTM network, Bitcoin Depot also sells cryptocurrency to consumers at a network of retail locations through its BDCheckout product offering and through its website. The BDCheckout offering allows users similar functionality to the BTM kiosks, enabling users to load cash into their accounts at the checkout counter at retail locations, and use those funds to purchase cryptocurrency. The Company’s website allows users to purchase cryptocurrency online for which the Company earns a commission. Bitcoin Depot also offers a software solution to other BTM operators through its controlled subsidiary, BitAccess Inc. ("BitAccess").

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

(c) Liquidity

As of September 30, 2024, the Company had current assets of $41.4 million, including cash and cash equivalents of $32.2 million, current liabilities of $45.6 million, total stockholders’ (deficit) of $(7.9) million and an accumulated deficit of $37.7 million. For the nine months ended September 30, 2024, the Company recognized net income of $2.4 million, generated positive cash flows from operations of $17.3 million and had cash flows used in financing activities of $4.3 million, primarily due to the issuance of notes payable, distributions and payments on finance leases. The Company expects its existing cash and cash equivalents, together with cash provided by operations, to be sufficient to fund its operations for a period of 12 months from the date that these consolidated financial statements are issued.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The consolidated financial statements of the Company include the accounts of Bitcoin Depot Inc. and its controlled subsidiaries: BT HoldCo LLC ("BT HoldCo"), Bitcoin Depot Operating, LLC, Mintz Assets, Inc., Express Vending, Inc., Intuitive Software, LLC, Digital Gold Ventures, Inc. (“Digital Gold”), BitAccess Inc., AUS BTM Pty Ltd, and BTM Solutions India Private Limited. BT HoldCo is a holding company with ownership of Bitcoin Depot Operating, LLC. Bitcoin Depot Operating, LLC is a holding company with ownership of Mintz Assets, Inc. and Intuitive Software, LLC. Mintz Assets, Inc. is a holding company that holds the ownership of Express Vending, Inc. Express Vending, Inc. is a Canadian corporation whose business activities include owning and operating a network of BTM kiosks in Canada. Intuitive Software, LLC is a holding company that holds an 82.14% equity interest (through its ownership of Digital Gold) in BitAccess Inc., a Canadian corporation. The non-controlling interests held by investors directly in BT HoldCo and BitAccess are presented separately as further discussed in Note 10. Intercompany balances and transactions have been eliminated in consolidation.

Reverse Recapitalization

GSR II Meteora Acquisition Corp. (“GSRM”) was a blank check company incorporated as a Delaware corporation on October 14, 2021, for the purpose of effecting a merger or similar business combination with one or more businesses. On March 1, 2022, GSRM

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On June 30, 2023 (the “Closing Date”), Legacy Bitcoin Depot merged with and into Bitcoin Depot Operating LLC (“BT OpCo”), with BT OpCo surviving the Merger as the post-transaction operating company owned solely by a newly formed entity, BT HoldCo with common units (the “BT HoldCo Common Units”), preferred units (the “BT HoldCo Preferred Units”) and earnout units (the “BT HoldCo Earnout Units”) outstanding and issued to BT Assets. In connection with the Merger, GSRM changed its name to Bitcoin Depot Inc., purchased BT HoldCo Common Units owned by BT Assets and was issued BT HoldCo Earnout Units and warrants to purchase a number of BT HoldCo Common Units equal to the number of shares of Class A common stock that may be purchased upon the exercise in full of all Warrants outstanding immediately after Closing (“BT HoldCo Matching Warrants”). The former owners of Legacy Bitcoin Depot (i.e., BT Assets and the owners thereof) were issued 44,100,000 non-economic, super voting shares of Class V common stock in Bitcoin Depot. The Class V common stock held by BT Assets corresponds to units held by BT Assets in BT HoldCo and represents non-controlling interests in the Company, as described in Note 11. Following the closing of the Merger, the Company is organized under an “Up-C” structure in which the business of the Company is operated by BT HoldCo and its subsidiaries, and Bitcoin Depot’s only material direct asset consists of equity interests in BT HoldCo. At June 30, 2023, the Company had issued and outstanding 12,358,691 common units, 4,300,000 Series A Preferred Units and 43,848,750 warrants in BT HoldCo. Also at June 30, 2023, BT Assets owned 41,200,000 common units, 2,900,000 Founder Preferred Units, 5,000,000 Class 1 Earnout Units, 5,000,000 Class 2 Earnout Units and 5,000,000 Class 3 Earnout Units in BT HoldCo.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company maintains cash balances in its BTMs and in fiat wallets with cryptocurrency exchanges to facilitate the purchase and sale of cryptocurrencies. The cash balances in the BTMs are insured up to a specified limit. From time to time, the Company’s cash balance in the BTMs exceeds such limits. The Company had cash balances of $11.8 million and $12.2 million in BTMs at September 30, 2024 and December 31, 2023, respectively. Cash maintained in fiat wallets with cryptocurrency exchanges is not insured. The Company had $0.1 million in cash with cryptocurrency exchanges as of September 30, 2024 and December 31, 2023.

A significant customer concentration is defined as one from whom at least 10% of revenue is derived. The Company had no significant customer concentration for the three and nine months ended September 30, 2024 and 2023.

(d) Cash and Cash Equivalents

Cash and cash equivalents includes cash maintained at various financial institutions, cryptocurrency exchanges, and in BTMs owned and leased by the Company.

Cash in transit consists of cash that is picked up by armored truck companies from the Company’s BTM machines but not yet deposited in the Company’s bank accounts. As of September 30, 2024 and December 31, 2023, the Company had cash in transit of $4.2 million and $5.3 million, respectively. Management evaluates cash in transit based on outstanding cash deposits on cash picked up by the armored truck companies, historical cash deposits and cash that is lost during transit, which is immaterial. The armored truck companies maintain insurance over theft and losses.

(e) Cryptocurrencies

Cryptocurrencies are a unit of account that function as a medium of exchange on a respective blockchain network, a digital and decentralized ledger that keeps a record of all transactions that take place across a peer-to-peer network. The Company primarily purchases cryptocurrencies to sell to customers. The Company’s cryptocurrencies primarily consisted of Bitcoin (“BTC”) as of and for the three and nine months ended September 30, 2024 and for the year ended December 31, 2023.

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

In June 2024, the Company announced plans to allocate a portion of its cash reserves to Bitcoin. As of September 30, 2024, the Company had Bitcoin with an adjusted cost basis of $0.7 million allocated to its treasury strategy within Cryptocurrencies on its Consolidated Balance Sheet.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The related cash flows from purchases and sales of cryptocurrencies are presented as cash flows from operating activities on the Consolidated Statements of Cash Flows. The related cash flows from investments in and sales of cryptocurrencies are presented as cash flows from investing activities on the Consolidated Statements of Cash Flows.

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

Depreciation of property and equipment is determined using the straight-line method over the estimated useful lives of the assets, which are as follows:

Furniture and fixtures	7 years
Leasehold improvements	Lesser of estimated useful life or life of the lease
Kiosk machines - owned	7 years
Kiosk machines - leased	2-7 years
Vehicles	5 years

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Depreciation expense for the nine months ended September 30, 2024 and 2023 totaled $7.1 million, and $8.4 million, respectively. Depreciation expense for the three months ended September 30, 2024 and 2023 totaled $1.9 million and $2.9 million, respectively.

In connection with an assessment of the estimated useful lives of the Company's owned and leased kiosks conducted in July 2024, the Company determined that the estimated useful lives of its owned and leased kiosks should be increased from 5 years to 7 years. This change in accounting estimate was effective beginning August 1, 2024 and is being applied on a prospective basis to the owned and leased kiosks on the Company's balance sheet as of July 31, 2024, as well as to subsequent kiosk leases or purchases. Based on the net carrying amount of assets in use as of August 1, 2024, the impact of this change was a reduction of $0.8 million in depreciation expense during the three and nine months ended September 30, 2024, and no change to either basic or diluted earnings per share for the three and nine months ended September 30, 2024.

(g) Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to its fair value, which is normally determined through analysis of the future net cash flows expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the asset group exceeds the fair value of the asset group. There were no impairments of long-lived assets for the three and nine months ended September 30, 2024 and 2023.

(h) Goodwill and Intangible Assets, net

Goodwill represents the excess of the consideration transferred over the estimated fair value of the acquired assets, assumed liabilities, and any non-controlling interest in the acquired entity in a business combination. The Company tests for impairment at least annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs their annual test for impairment as of December 31 at the reporting unit level. There was no impairment of goodwill for the three and nine months ended September 30, 2024 and 2023.

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

The typical process time for our transactions with customers is 30 minutes or less. Contract liabilities are amounts received from customers in advance of the Company transferring the cryptocurrencies to the customer’s wallet and the transaction validated on the blockchain. Contract liabilities are presented in “Deferred revenue” on the consolidated balance sheets and are not material as of September 30, 2024 and December 31, 2023.

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

Floorspace lease expenses

Floorspace lease expenses include lease expense related to the placement of BTM kiosks.

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

(k) Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $4.8 million and $4.0 million for the nine months ended September 30, 2024 and 2023, respectively. Advertising expense for the three months ended September 30, 2024 and 2023 were $1.5 million and $1.4 million, respectively. Amounts are included in selling, general and administrative expenses in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

(l) Foreign Currency

The functional currency of the Company is the USD. The functional currency of Express Vending, Inc. is the Canadian Dollar. All revenue, cost and expense accounts are translated at an average of exchange rates in effect during the period. Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date. The resulting translation adjustments are recorded as a separate component of Stockholders’ (Deficit) Equity, identified as accumulated other comprehensive loss.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Mintz Assets, Inc., is treated as a corporation for federal income tax purposes. Intuitive Software, LLC., and its wholly owned subsidiary, Digital Gold, are treated as corporations for federal income tax purposes. BitAccess Inc., and Express Vending, Inc., are each taxed as Canadian corporations. For the nine months ended September 30, 2024 and 2023, there was no activity for Mintz Assets, Inc., Intuitive Software, LLC and Digital Gold. As such, there were no federal income taxes for these entities.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

(q) Net Income Per Share Attributable to Class A Common Stock

Basic earnings per share of Class A common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of Class A common stock outstanding and Series A Preferred Stock outstanding, which has similar economic rights to the Class A common stock during the same period. Diluted net income per share of Class A common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options and warrants, vesting of RSUs, vesting of Class E common stock and Class V common stock and conversion of the Company’s preferred stock, as applicable. The weighted-average shares outstanding used to compute net income per common share, basic and diluted, were 20,701,447 and 18,908,391 for the three and nine months ended September 30, 2024, respectively. The weighted-average shares outstanding used to compute net income per common share, basic and diluted, were 16,658,691 for the three and nine months ended September 30, 2023.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". The amendments require entities to disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

period of adoption. The amendments are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted this accounting standard effective January 1, 2024 with no impact on interim financial statements.

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

(4) Merger

For accounting purposes, the Merger was treated as the equivalent of Bitcoin Depot issuing stock for the net assets of GSRM accompanied by a recapitalization. The following summarizes the elements of the Merger to the consolidated Statement of Cash flows, including the transaction funding, sources and uses of cash (in thousands):

Recapitalization
Cash - GSR II Meteora Acquisition Corp Trust	$332,102
Less: GSRM transactions cost paid from Trust (1)	(25,958)
Less: Purchase of BT HoldCo common units from BT Assets	(10,066)
Less: Redemptions of existing shareholders of GSRM	(292,735)
Net proceeds from SPAC shareholders	3,343
Assumed net liabilities from GSRM, excluding net cash proceeds	(6,850)
Net Impact of the Merger on the Statement of Changes in Stockholders' Equity	$(3,507)

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On October 11, 2023, the PIPE Agreement was settled with the Subscribers for de minimus consideration. The effects of the settlement resulted in the elimination of the Subscription Receivable and the embedded derivative liability. For the three and nine months ended September 30, 2023, the Company recognized approximately $9.2 million in expenses related to the agreement which includes $0.9 million of cash fees and is included within other (expense) income on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

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

GSRM Share Issuance

In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, GSRM had agreed to issue to the Non-Redeeming Stockholders an aggregate of 68,330 shares (“Commitment Shares”) (representing 1% of the Non-Redeemed Shares) of the Company’s Class A common stock. The Non-Redeeming Stockholders also received 136,660 shares (“Extension Shares”) of the Company’s Class A common stock in connection with the initial extension. Additionally, a backstop fee was paid immediately upon closing of the Merger, which was paid to all Non-Redeeming Stockholders, except for one investor, to which the Company paid the backstop fee in the form of 454,350 shares of the Company’s Class A common stock. In total, the Company issued 659,340 shares of Class A common stock at the closing of the Merger and $18.7 million of cash was paid out of the SPAC trust account proceeds. The cash paid by GSRM to Non-Redeeming Stockholders of $18.7 million reduced GSRM’s trust account balance at closing of the Merger. In connection with the reverse recapitalization, the Company recorded the remaining trust account balance and other net liabilities as an adjustment to accumulated deficit on the consolidated Balance Sheet and Statement of Changes in Stockholders’ (Deficit) Equity. The expenses related to the Non-Redemption Agreements and the SPAC Share Issuance described above have been recognized in the GSRM Statement of Operations as these transactions occurred prior to the Merger.

(5) Related Party Transactions

During the nine months ended September 30, 2023, Legacy Bitcoin Depot distributed to BT Assets 112.4 Litecoin ("LTC") and 7.5 Ethereum ("ETH") with a total cost basis of $0.02 million. Total cash distributions made to BT Assets during the three months ended September 30, 2024 and 2023 were $15.0 million and $0.3 million, respectively. Total cash distributions made to BT Assets during

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

the nine months ended September 30, 2024 and 2023 were $22.7 million and $13.0 million, respectively. Cash distributions are classified as cash outflows from financing activities in the Consolidated Statements of Cash Flows. The total cash and non-cash distributions are reflected in the Consolidated Statement of Changes in Stockholders’ (Deficit) Equity and the Consolidated Statement of Changes in Member's Equity. Based on the Operating Agreement distributions made after the closing of the Merger are considered tax distributions.

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

In connection with the closing of the Merger, the Company entered into separate indemnification agreements with its directors and executive officers. These agreements, among other things, require the Company to indemnify its directors and executive officers for certain costs, charges and expenses, including attorneys’ fees, judgments, fines and settlement amounts, reasonably incurred by a director or executive officer in any action or proceeding because of their association with the Company or any of its subsidiaries. No amounts have been recognized related to these agreements as of September 30, 2024.

On July 1, 2024, the Company declared and paid a $15.0 million preferred distribution to BT Assets as a partial return of BT Asset's preferred on the preferred units it holds in BT HoldCo. In the third quarter of 2024, the Company paid a $0.2 million tax distribution to BT Assets. The distribution amounts reduce the preferred dividend attributable to the Non-Controlling Interest from $29.0 million to a remaining balance of $13.8 million.

On July 10, 2024, the Company entered into a Kiosk Service Agreement with an entity owned by the CEO, that owns and operates kiosks unrelated to the Company’s Bitcoin ATM business. The agreement provides for the following services: kiosk placement, treasury management and other back office services. The Company will receive 30% of the net profit as compensation. The Company did not have any revenue and only incurred an immaterial amount of start-up costs related to this agreement in the nine months ended September 30, 2024.

Sopris Capital transactions

Class A Common purchase

During the second quarter of 2024, Sopris Capital ("Sopris") acquired 2,906,976 Class A common shares for $5.0 million from the Company. As part of this transaction, BT Assets exchanged 2,906,976 Class V common shares representing approximately 16.8% of the Class A Common shares outstanding and received $5.0 million. The exchange resulted in $0.5 million Re-Capitalization between the Non-Controlling Interest and the PubCo Shareholders which is reflected in the Consolidated Statement of Changes in Stockholders' (Deficit) Equity. See Note (14) Common Stock, Preferred Stock and Stockholders’ (Deficit) Equity for additional discussion regarding this exchange. Prior to this exchange, this party was an unaffiliated entity.

Franchise profit share program

During the second quarter of 2024, the Company entered into a kiosk profit share franchise agreement with Sopris. Under the terms of the Agreement, Sopris receives a share in the profits generated by a group of specifically identified 50 kiosks for a period of 5 years for total consideration of $0.6 million. As a result of the consideration received up front, the Company's determined this arrangement is treated under ASC 470, Debt. The upfront payment was recognized as long term liability on the Consolidated Balance Sheets. As the Company makes payments under this arrangement a portion of the payment is considered a repayment of principal and interest expense.

In July 2024, Sopris invested in an additional 200 BTMs related to our franchise profit share program for a period of 5 years for total consideration of $2 million.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(6) Revenue

Revenue disaggregated by revenue stream is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
BTM Kiosks	$134,851	$178,694	$434,918	$538,637
BDCheckout	126	273	522	874
Company Website	177	352	725	520
Software Services	116	142	379	430
Hardware Revenue	1	22	332	100
Total Revenue	$135,271	$179,483	$436,876	$540,561

(7) Cost of Revenue (Excluding Depreciation and Amortization)

The following table presents cost of revenue (excluding depreciation and amortization) by category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cryptocurrency expenses	$97,555	$138,828	$327,778	$419,682
Floorspace lease expenses	10,007	8,489	27,663	26,270
Kiosk operations expenses	5,291	5,228	15,407	15,135
Total Cost of Revenue (excluding depreciation and amortization reported separately)	$112,853	$152,545	$370,848	$461,087

The following table presents the components of cryptocurrency expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of Cryptocurrency (1) - BTM Kiosk	$97,425	$138,551	$326,734	$418,425
Cost of Cryptocurrency (1) - BDCheckout	109	234	448	749
Software Processing Fees	4	8	49	267
Exchange Fees	—	1	—	21
Mining Fees	15	30	540	207
Software Processing Fee - BDCheckout	2	4	7	13
Total cryptocurrency expenses	$97,555	$138,828	$327,778	$419,682

(1)
Cost of Cryptocurrency includes impairment losses recognized on cryptocurrencies net of any gains recognized from sales of cryptocurrencies on an exchange. Impairment of $2.5 million and $1.8 million were offset by no gains from the sale of cryptocurrencies on exchange for the three months ended September 30, 2024 and 2023. Impairment of $6.6 million and $6.4 million were offset by gains from the sale of cryptocurrencies on exchange of $0.0 million and $0.1 million for the nine months ended September 30, 2024 and 2023.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table reconciles amounts excluded from the cost of revenue (excluding depreciation and amortization) caption in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income included in total depreciation and amortization expense in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the period presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation of owned BTM kiosks	$970	$919	$3,505	$1,794
Depreciation of leased BTM kiosks	880	1,862	3,469	6,375
Amortization of intangible assets	383	382	1,116	1,134
Total depreciation and amortization excluded from cost of revenue	$2,233	$3,163	$8,090	$9,303
Other depreciation and amortization included in operating expenses	12	97	94	251
Total depreciation and amortization	$2,245	$3,260	$8,184	$9,554

(8) Fair Value Measurements

Contingent consideration

The following table presents the changes in the estimated fair value and level of the contingent consideration liability (in thousands):

Beginning balance - January 1, 2023	$1,841
Change in fair value during the period	69
Payment made during the period	—
Balance - March 31, 2023	1,910
Change in fair value during the period	73
Payment made during the period	—
Balance - June 30, 2023	1,983
Change in fair value during the period	17
Payment made during the period	(2,000)
Balance - September 30, 2023	—
Ending balance - December 31, 2023	$—

Contingent consideration related to the BitAccess acquisition in July 2021 was measured at the probability-weighted fair value at the date of acquisition, which was estimated by applying an income valuation approach based on Level 3 inputs consisting primarily of a discount rate and probability of achieving the performance metrics. During the year-ended December 31, 2022, the Company made the first year payment of $2.0 million to the former owners of BitAccess as the performance conditions were determined to have been met. In addition, the Company amended the contingent consideration arrangement to remove the performance conditions for the second year payment such that the full $2.0 million related to the second year payment would be paid out in accordance with the agreement on July 31, 2023. As a result of the change in the agreement, the contingent liability changed from Level 3 to Level 1, in accordance with ASC 820. The change in fair value of the contingent consideration is recognized in interest expense in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the nine months ended September 30, 2023. The difference between the recorded fair value of the payments and the ultimate payment amounts was not material to any period. In July 2023, in accordance with the BitAccess acquisition agreement, the Company paid $2.0 million to settle the remaining contingent consideration.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The Company’s non-financial assets, such as goodwill, intangible assets, property and equipment and operating lease right-of-use assets are adjusted down to fair value when an impairment charge is recognized. Certain fair value measurements are based predominantly on Level 3 inputs. No impairment charges related to goodwill, intangible assets, operating lease right-of-use assets and property and equipment have been recognized for the nine months ended September 30, 2024 and 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The carrying value of the Company’s cryptocurrency reflects any impairment charges recorded since its purchase or receipt based on Level 1 inputs. The Company's safeguarding liability and corresponding asset are valued using quoted prices on the principal market which are Level 1 inputs. The Company was not aware of any actual or possible safeguarding loss events as of September 30, 2024 or December 31, 2023, and accordingly, the bitcoin safeguarding obligation liability and the corresponding asset were recorded at the same value. The fair value of the safeguarding asset and liability is recognized in Prepaid and other current assets and Accrued expenses and other current liabilities on the Consolidated Balance Sheets, see Notes 9 and 10, respectively. Due to the change in fair values of the cryptocurrency and the variability of quantity held at each reporting period, the Company anticipates these balances could change significantly at the end of each reporting period.

Assets and Liabilities Not Measured and Recorded at Fair Value

The Company considers the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses in the consolidated financial statements to approximate fair value due to their short maturities.

The Company estimates the fair value of its fixed-rated notes payable based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. As of September 30, 2024, the estimated fair value of the fixed-rate notes were approximately $39.8 million and the carrying value was $40.2 million.

The carrying value of the notes payable related to the Company's franchise profit sharing arrangements was initially determined as the initial investment and is updated quarterly using a retrospective interest method. The effective interest rate used is determined based on actual and projected profit sharing payments which are generally unobservable inputs and are considered Level 3 fair value estimates. As of September 30, 2024, the estimated the carrying value and fair value of the notes payable related to the franchise profit sharing arrangements was approximately $6.3 million.

(9) Prepaid expenses and other current assets

The following table presents Prepaid expenses and other current assets (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses	$3,760	$2,334
Cryptocurrency safeguarding asset	2,678	3,040
Other current assets	1,015	1,180
Prepaid expenses and other current assets	$7,453	$6,554

(10) Accrued expenses and other current liabilities

The following table presents Accrued expenses and other current liabilities (in thousands):

	September 30, 2024	December 31, 2023
Payables to liquidity providers	$3,590	$5,143
Cryptocurrency safeguarding liability	2,678	3,040
Accrued expenses	13,928	13,362
Accrued expenses and other current liabilities	$20,196	$21,545

(11) Non-controlling interests

The following table presents the changes in the balances of non-controlling interests for the three and nine months ended September 30, 2024 and 2023 (in thousands):

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	BitAccess	BT HoldCo	Total
Beginning balance July 1, 2024	$2,767	$18,337	$21,104
Distributions	—	(15,000)	(15,000)
Share-based compensation expense	8	—	8
Foreign currency translation	—	(13)	(13)
Net income (loss)	(128)	3,366	3,238
Ending balance September 30, 2024	$2,647	$6,690	$9,337
Beginning balance January 1, 2024	$2,707	$22,480	$25,187
Distributions	—	(22,748)	(22,748)
Share-based compensation expense	24	—	24
Redemption of non-controlling interest	—	(585)	(585)
Net income (loss)	(84)	7,543	7,459
Ending balance September 30, 2024	$2,647	$6,690	$9,337

	BitAccess	Bitcoin Depot Inc.	Total
Beginning balance July 1, 2023	$2,480	$9,866	$12,346
Distributions	—	(294)	(294)
Stock compensation	146	—	146
Foreign currency translation	—	87	87
Net income (loss)	(137)	8,300	8,163
Ending balance September 30, 2023	$2,489	$17,959	$20,448
Beginning balance January 1, 2023	$2,230	$—	$2,230
Distributions	—	(294)	(294)
Stock compensation	528	—	528
Foreign currency translation	—	87	87
Recapitalization	—	9,866	9,866
Net income (loss)	(269)	8,300	8,031
Ending balance September 30, 2023	$2,489	$17,959	$20,448

Non-controlling Interest - BitAccess

In July 2021, the Company obtained a controlling interest in BitAccess Inc. in a business combination. The un-affiliated interest in BitAccess Inc. is reported as non-controlling interests in the accompanying consolidated financial statements. As of both September 30, 2024 and December 31, 2023, the non-controlling interest ownership was 17.86%.

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

Non-controlling Interest - BT HoldCo

As of September 30, 2024, the Company is the primary beneficiary of BT HoldCo. The majority stockholder of BT HoldCo, BT Assets, holds 41,193,024 common units, and 2,900,000 preferred units of BT HoldCo, along with 41,193,024 Class V voting, non-economic shares in the Company. BT Assets has the right to exchange the common units, together with a corresponding number of shares of Class V common stock, for, at the Company’s option, (i) shares of the Company’s Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of the Company’s Class A common stock). The ownership interests in BT HoldCo held by BT Assets represent the non-controlling interest not directly attributable to Bitcoin Depot and are reported as part of non-controlling interests in BT HoldCo on the accompanying consolidated financial statements. See below the ownership percentage as of the reporting period end. As of September 30, 2024, BT Assets had exchanged 2,906,976 common units.

The following table summarizes the ownership interests in BT HoldCo common units:

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of September 30, 2024		As of December 31, 2023
	BT HoldCo	Ownership %	BT HoldCo	Ownership %
Number of BT HoldCo interests held by Bitcoin Depot Inc.	20,919,174	32.18%	16,727,691	27.50%
Number of BT HoldCo interests held by non-controlling interest holders	41,193,024	67.82%	44,100,000	72.50%
Total BT HoldCo interests outstanding	62,112,198	100.00%	60,827,691	100.00%

The following table summarizes the redemptions BT HoldCo interests:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Redemption and acquisition of BT HoldCo interests:
Number of BT HoldCo interests redeemed by the non-controlling interest holders	2,906,976	—
Number of BT HoldCo interests received by PubCo	2,906,976	—
Issuance of Class A common stock:
Shares of Class A common stock issued in connection with the redemption of BT HoldCo interests	2,906,976	—
Cancellation of BT HoldCo common units and Class V units:
Number of BT HoldCo common Units surrendered	2,906,976	—
Number of PubCo Class V units surrendered	2,906,976	—

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

As of September 30, 2024, the non-controlling interest ownership of BT HoldCo was 67.8% and and the non-controlling interest was $6.7 million. As of December 31, 2023, the non-controlling interest ownership of BT HoldCo was 72.6% and and the non-controlling interest was $25.2 million.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(12) Cryptocurrencies

Cryptocurrency transactions

The following tables present additional information about the adjusted cost basis of cryptocurrencies, including those allocated to the Company's treasury strategy, (in thousands):

	BTC	ETH	Total
Beginning balance—January 1, 2024	$711	$1	$712
Purchase or receipts of cryptocurrency	108,094	—	108,094
Cost of cryptocurrencies sold or distributed	(106,303)	—	(106,303)
Impairment of cryptocurrencies	(2,062)	—	(2,062)
Balance—March 31, 2024	$440	$1	$441
Purchase or receipts of cryptocurrency	121,874	—	121,874
Cost of cryptocurrencies sold or distributed	(119,675)	—	(119,675)
Impairment of cryptocurrencies	(2,040)	—	(2,040)
Balance—June 30, 2024	$599	$1	$600
Purchase or receipts of cryptocurrency	98,470	—	98,470
Cost of cryptocurrencies sold or distributed	(95,272)	—	(95,272)
Impairment of cryptocurrencies	(2,487)	—	(2,487)
Balance—September 30, 2024	$1,310	$1	$1,311

	BTC	ETH	LTC	Total
Beginning balance—January 1, 2023	$523	$9	$8	$540
Purchase or receipts of cryptocurrency	127,530	4	3	127,537
Cost of cryptocurrencies sold or distributed	(125,465)	(12)	(11)	(125,488)
Impairment of cryptocurrencies	(2,187)	—	—	(2,187)
Balance—March 31, 2023	$401	$1	$—	$402
Purchase or receipts of cryptocurrency	153,351	—	—	153,351
Cost of cryptocurrencies sold or distributed	(150,552)	—	—	(150,552)
Impairment of cryptocurrencies	(2,390)	—	—	(2,390)
Balance—June 30, 2023	$810	$1	$—	$811
Purchase or receipts of cryptocurrency	139,065	—	—	139,065
Cost of cryptocurrencies sold or distributed	(137,288)	—	—	(137,288)
Impairment of cryptocurrencies	(1,793)	—	—	(1,793)
Balance—September 30, 2023	$794	$1	$—	$795

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

As of September 30, 2024 and December 31, 2023, the Company had $3.6 million and $5.1 million due to liquidity providers related to Bitcoin purchased during the period. These amounts are paid in cash, generally within one week from which the expenses are incurred and are presented within “Accrued expenses and other current liabilities” on the Consolidated Balance Sheet.

(13) Notes Payable

Credit Agreement

On December 21, 2020, the Company entered into a credit agreement with a financial institution (the "Credit Agreement") which provided for initial term loans in an aggregate principal amount of $25.0 million, comprised of two $12.5 million tranches, and which

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

During the three months ended September 30, 2024, the Company entered into additional franchise profit sharing arrangements. The Company recorded debt of $0.7 million and $2.0 million as a result of these franchise profit sharing arrangements, maturing in June 2029 and September 2032, respectively, with principal and interest paid monthly via profit sharing payments.

The carrying values of the notes payable related to the Company's franchise profit sharing arrangements were initially determined as the initial investment and are updated quarterly using a retrospective interest method. The effective interest rate used in the

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

During the nine months ended September 30, 2024, the Company entered into two, 36-month collateralized term loans in the amounts of $0.7 million and $0.2 million, to facilitate the purchase of BTM kiosks. In accordance with the term loans, the kiosks are collateral for the loans. The loans are subject to an annual interest rate of 17.42% with interest and principal payments due monthly.

Notes payable consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	Notes Payable as of September 30, 2024			Notes Payable as of December 31, 2023
	Credit Agreement	Other Debt	Total	Credit Agreement	Other Debt	Total
Credit agreement	$34,583	$—	$34,583	$19,920	$—	$19,920
Other debt	—	9,914	9,914	—	2,597	2,597
Total notes payable principal outstanding	34,583	9,914	44,497	19,920	2,597	22,517
Plus: exit fee due upon repayment of debt	3,098	—	3,098	1,764	—	1,764
Less: unamortized deferred financing costs	(871)	—	(871)	(3,195)	—	(3,195)
Total notes payable	36,810	9,914	46,724	18,489	2,597	21,086
Less: current portion of notes payable	(3,429)	(1,431)	(4,860)	(2,283)	(1,702)	(3,985)
Notes payable, non-current	$33,381	$8,483	$41,864	$16,206	$895	$17,101

At September 30, 2024, aggregate future principal payments are as follows (in thousands):

	Aggregate Future Principal Payments at September 30, 2024
	Credit Agreement	Other Debt	Total
Remainder of 2024	$1,245	$171	$1,416
2025	4,733	1,595	6,328
2026	28,605	1,530	30,135
2027	—	832	832
2028	—	660	660
Thereafter	—	5,126	5,126
Total	$34,583	$9,914	$44,497

(14) Common Stock, Preferred Stock and Stockholders’ (Deficit) Equity

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

	As of September 30, 2024
	Series A Preferred	Class A	Class B	Class E	Class M	Class O	Class V
Shares authorized	50,000,000	800,000,000	20,000,000	2,250,000	300,000,000	800,000,000	300,000,000
Shares outstanding	3,075,000	17,653,554	—	1,075,761	—	—	41,193,024
Par value	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Series A Preferred Stock is convertible at any time at the option of the holders into Class A common stock at an initial exchange ratio of 1:1, as adjusted for any dilutive events. The Series A Preferred Stock is economically identical to the Company’s Class A common stock and is therefore treated as another class of common stock for reporting purposes (i.e., net income per share calculation),

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

and is classified in permanent equity. During the three and nine months ended September 30, 2024, 0 and 50,000 shares of Series A Preferred Stock, respectively were converted to shares of Class A common stock.

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

The Warrants are accounted for as freestanding equity contracts and are classified in equity under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In connection with the Merger, the Warrants were recorded in connection with the reverse recapitalization accounting as part of the adjustment to accumulated deficit on the consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders’ (Deficit) Equity.

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

Share repurchase program

On September 22, 2023, the Company announced that its Board has authorized a share repurchase program pursuant to which the Company is authorized to repurchase up to $10.0 million of outstanding shares of its Class A common stock through and including September 30, 2024. The Company made an accounting policy election to measure the fair value of purchases or sales of securities, including purchases of its own shares as part of the share repurchase program, as of the trade date.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine months ended September 30, 2024, the Company repurchased 69,976 shares at a total cost of $0.2 million with an average cost per share of $2.26. No shares were repurchased during the nine months ended September 30, 2023. No shares were repurchased during the three months ended September 30, 2024. From the date of authorization through September 30, 2024, 190,620 shares of the Company's Class A common stock had been repurchased with a total cost of $0.4 million. As of September 30, 2024, the program had expired.

Redemptions of LLC Interests

The BT HoldCo Operating Agreement provides that holders of LLC Interests may, from time to time, require the Company to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, the Company receives a corresponding number of LLC Interests, increasing its total ownership interest in BT HoldCo. Simultaneously, and in connection with a redemption, the corresponding number of shares of Class V common shares and Common BT HoldCo units are surrendered and cancelled. During the three and nine months ended September 30, 2024, BT Assets exchanged 0 and 2,906,976 Class V shares. This exchange in the second quarter of 2024 resulted in a transfer of 4.3% ownership interest in BT HoldCo from BT Assets to the Company.

(15) Income Taxes

Prior to the closing of the Merger, Lux Vending, LLC was wholly-owned by BT Assets, which elected to be taxed as an S Corporation. Lux Vending, LLC elected to be taxed as an S Corporation subsidiary and was not directly subject to US Federal income taxes during the nine months ended September 30, 2023.

The effective tax rate for the nine months ended September 30, 2024, and 2023, respectively was (16.52%) and 45.1%. During the nine months ended September 30, 2024, and 2023, the Company recognized income tax (expense) benefit of $(0.5) million and $1.0 million, respectively, on its share of pre-tax book income (loss), of which $0.9 million and $(0.7) million was attributed to non-controlling interest.

BitAccess Inc. and Express Vending, Inc. are taxed as Canadian corporations. For the nine months ended September 30, 2024, and 2023, there was no activity for Mintz Assets, Inc., Intuitive Software, LLC and Digital Gold. As such, there were no federal income taxes for these entities.

The effective tax rate differs from the statutory U.S. federal rate of 21.0% primarily due to the income or loss not being taxed due to the income and loss flowing through to its partners, and differences related to the foreign operations, and valuation allowance adjustments for the Company’s outside basis in BT HoldCo.

As of September 30, 2024, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will realize its deferred tax assets for the difference in tax basis in excess of the financial reporting value for its investment in BT HoldCo. Consequently, the Company has established a full valuation allowance with respect to its deferred tax asset related to its investment in BT HoldCo, as of September 30, 2024.

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

Tax Receivable Agreement

Upon the completion of the Merger, Bitcoin Depot is party to the Tax Receivable Agreement (“TRA”). Under the terms of that agreement, Bitcoin Depot generally will be required to pay BT Assets 85% of the tax savings, if any, that Bitcoin Depot Inc. realizes, or in certain circumstances is deemed to realize, as a result of certain tax attributes that are created as part of and after the Merger. The payment of cash consideration to BT Assets in connection with the transaction will result in aggregate payments under the Tax Receivable Agreement of approximately $2.1 million as of September 30, 2024. This amount does not take into account any future exchanges of BT HoldCo Common Units by BT Assets pursuant to the BT HoldCo Amended and Restated Limited Liability Company Agreement. The future amounts payable, as well as the timing of any payments, under the Tax Receivable Agreement are dependent upon significant future events, including (but not limited to) the timing of the exchanges of BT HoldCo Common Units and

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

surrender of a corresponding number of shares of Bitcoin Depot Class V common stock, the price of Bitcoin Depot Class A common stock at the time of each exchange, the extent to which such exchanges are taxable transactions, the depreciation and amortization periods that apply to any increase in tax basis resulting from such exchanges, the types of assets held by BT HoldCo, the amount and timing of taxable income Bitcoin Depot generates in the future, the U.S. federal income tax rate then applicable and the portion of Bitcoin Depot’s payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. The Company has recognized a Tax Receivable Agreement liability of $0.9 million on the Consolidated Balance Sheets as of December 31, 2023. Changes in this liability will be recognized in future periods through the other income/(expense) benefit caption on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, the Company initially recorded $0.7 million on September 30, 2023 through equity, an additional adjustment $0.2 million was made on December 31, 2023, which was recorded to the income statement, for a total TRA of $0.9 million.

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

(16) Share-Based Compensation

BitAccess:

BitAccess maintained a stock option plan for its employees under the Amended and Restated Stock Option Plan, (the “BitAccess Plan”). Pursuant to BitAccess Plan agreement, awards of stock options and restricted stock units (“BitAccess RSUs”) were permitted to be made to employees and shareholders of BitAccess. As of September 30, 2024, all awards under the BitAccess Plan had been issued.

The options under the BitAccess Plan generally vest over a two-year period following the one-year anniversary of the date of grant and expire not more than 10 years from the date of grant.

Options

A summary of the BitAccess Plan’s stock option activity and related information is as follows:

	Amount or number of options	Weighted-average exercise price	Weighted-average remaining contractual term	Weighted-average grant-date fair value
Outstanding at January 1, 2024	43,780	$2.86	8.60	$1.21
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at September 30, 2024	43,780	$2.86	7.85	$3.09
Vested and exercisable at September 30, 2024	20,208	$2.86	—	$3.10

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Amount or number of options	Weighted-average exercise price	Weighted-average remaining contractual term	Weighted-average grant-date fair value
Outstanding at January 1, 2023	106,938	$1.04	8.86	$1.13
Granted	39,600	$2.86	9.76	$3.05
Exercised	(68,058)	$—	—	$4.44
Forfeited	(33,600)	$(2.86)	—	$(1.11)
Outstanding at September 30, 2023	44,880	$2.86	8.93	$3.09
Vested and exercisable at September 30, 2023	11,038	$2.86	—	$3.10

RSUs

The BitAccess RSUs under the BitAccess Plan generally vest over a two-year period beginning following the one-year anniversary of the date of grant and expire not more than 10 years from the date of grant. There were no outstanding RSUs as of September 30, 2024. A summary of the BitAccess Plan’s BitAccess RSU award activity for the three and nine months ended September 30, 2023 is as follows:

Restricted Stock Units
Outstanding at January 1, 2023	81,142
Exercised	(23,308)
Outstanding at March 31, 2023	57,834
Exercised	(32,193)
Outstanding at June 30, 2023	25,641
Forfeited	(25,641)
Outstanding at September 30, 2023	—
Outstanding at December 31, 2023	—

The Company recognized compensation expense of $0 million during the three and nine months ended September 30, 2024, and $0.2 million and $0.4 million during the three and nine months ended September 30, 2023, respectively, related to the BitAccess Plan. These amounts are included in selling, general and administrative expenses in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. As of September 30, 2024, there was immaterial unrecognized compensation expense related to BitAccess Plan’s for non-vested restricted shares.

2023 Omnibus Incentive Plan

Pursuant to the Incentive Plan the Board is authorized to grant awards of Class A common Stock, incentive stock options, non statutory stock options, RSUs and restricted stock in an aggregate amount up to 6,029,445 shares of Class A common stock to eligible recipients, as defined in the Incentive Plan. The Company recognized $0.4 million and $3.0 million of share-based compensation expense during the three and nine months ended September 30, 2024, and $0.8 million and $2.4 million during the three and nine months ended September 30, 2023. Share-based compensation expense is included within selling and administrative expenses in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

PSUs

During the nine months ended September 30, 2024, the Company's Compensation Committee determined that the performance targets were met and approved the granting of 580,116 fully vested performance-based RSUs ("PSUs"). For these PSUs, the Company recognized stock compensation in the Statement of Stockholders (Deficit) Equity and Member' Equity as Additional-Paid-In Capital and Stock Compensation expense on the Consolidated Statements of (Loss) Income and Comprehensive Income during the three and nine months ended September 30, 2024 of $0.0 million and $1.1 million. No awards were required for approval during the three months ended September 30, 2024. The Company had no unrecognized compensation expense associated with PSUs as of September 30, 2024.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Time-based RSUs

During the three and nine months ended September 30, 2024, the Company granted 218,400 and 1,255,686 time-based RSUs, respectively. These RSUs vest one-third on the first anniversary of the grant date and in equal quarterly installments over the next two years.

For these time-based RSUs, the Company recognized stock-based compensation in the Consolidated Statement of Stockholders' (Deficit) Equity as Additional Paid-In Capital and stock-based compensation expense on the Consolidated Statements of (Loss) Income and Comprehensive Income during the three and nine months ended September 30, 2024 of $0.4 million and $1.9 million. The Company had unrecognized compensation expense associated with time-based RSUs of $3.0 million as of September 30, 2024. RSU and PSU award activity for the three and nine months ended September 30, 2024 is as follows:

	Amount of PSUs	PSU Weighted-average grant date fair value	Amount of RSUs	RSU Weighted-average grant date fair value
Outstanding at January 1, 2024	—	$—	1,352,085	$3.59
Granted	580,116	$1.78	1,255,686	$1.88
Vested	(580,116)	$1.78	(704,391)	$3.60
Forfeited	—	$—	(126,989)	$2.48
Outstanding at September 30, 2024	—	$—	1,776,391	$2.45

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

Management determined that EPS for periods prior to the Merger was not considered meaningful due to the complexities of determining the weighted average stock outstanding as a result of the recapitalization. Accordingly, the computation of loss per share and weighted average common stock outstanding has only been presented for the period from the date of transaction close through September 30, 2024, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to Bitcoin Depot Inc. - basic and diluted	$(941)	$(7,098)	$(7,460)	$(17,794)
Denominator:
Weighted average common stock outstanding - basic and diluted	20,701,447	16,658,691	18,908,391	16,658,691
Net loss per share - Bitcoin Depot Inc.	$(0.05)	$(0.43)	$(0.39)	$(1.07)

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

Class of security	Number of securities
PubCo Warrants - Public and Private	43,848,750
PubCo Class E Common Stock - Earnouts Units	1,075,761
BT OpCo Founder Convertible Preferred Units(1)(2)	2,900,000
BT OpCo Exchangeable Non-Controlling Interest(1)(2)	38,293,024
BT OpCo Earnouts Units(1)	15,000,000
2023 Incentive Plan RSU awards	1,776,391

(1)
Held at BT Assets and exchangeable into Class A common stock of the Company or cash upon the occurrence of certain conditions.
(2)
Held at BT Assets and can be exchanged into Class A common stock of the Company.

(18) Leases

Floorspace leases

The Company has obligations as a lessee for floorspace. Generally, these lease arrangements meet the short-term lease criteria when the floorspace leases are cancellable by the Company upon notice of 30 days or less. Accordingly, for the leases that are cancellable, the Company has elected and applied the practical expedient that allows the Company to recognize short-term lease payments on a straight-line basis over the lease term on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. For those floorspace leases that have a noncancellable term greater than 12 months, the Company records ROU assets and lease liabilities and presents them as operating leases. The Company recognized right of use assets and a lease liability of $2.2 million for the three and nine months ended September 30, 2024 as a result of the non-cash transaction related to floorspace operating leases.

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

During the nine months ended September 30, 2023, the Company terminated three existing lease arrangement with a lessor and simultaneously entered into a new lease arrangements with a new lessor for 2,050 BTMs. Under these agreements, the new lessor agreed to purchase the BTM’s from the original lessor. Upon the termination of the original agreements, the Company removed the remaining right-of-use asset and the finance lease liability of $7.5 million and $5.7 million respectively and recognized a loss of $1.7 million recorded in other (expense) income in the consolidated Statement of Income (Loss) and Comprehensive Income (Loss). The new leases commenced on March 31, 2023, June 30, 2023 or September 30, 2023 and have three year noncancellable periods. Total fixed payments due on an undiscounted basis over the three year noncancellable period of the leases are $7.1 million. The Company will acquire the assets for a bargain purchase price of $1 at the end of the term. Due to the bargain purchase option, the Company classified the new leases as finance leases. The Company recognized a finance lease liability of $5.7 million discounted at an interest rate implicit in the lease and a corresponding right-of-use asset of $5.7 million.

During the nine months ended September 30, 2024 the Company entered into lease agreements for the lease of 1,186 new BTMs. The leases have noncancellable lease terms ranging from 24 months to 36 months. The Company will acquire the assets for a bargain purchase price of $1 at the end of their terms. Due to the bargain purchase option, the Company classified the new leases as a finance

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

lease. The Company recognized right of use assets and a lease liability of $7.7 million for the nine months ended September 30, 2024 as a result of the non-cash transaction related to the finance leases.

The components of the lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Finance lease expense:
Amortization of right-of-use-assets	$884	$1,861	$3,469	$6,375
Interest on lease liabilities	310	738	1,049	3,410
Total finance lease expense	1,194	2,599	4,518	9,785
Operating lease expense	299	103	660	212
Short-term lease expense	9,730	7,731	27,125	25,513
Total lease expense	$11,223	$10,433	$32,303	$35,510

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Other information:
Operating cash flows used for finance leases	$(320)	$(738)	$(1,088)	$(3,410)
Operating cash flows used for operating leases	$(340)	$(117)	$(749)	$(231)
Financing cash flows used for finance leases	$(2,049)	$(2,108)	$(6,242)	$(8,809)

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term - finance leases	1.8 years	1.6 years
Weighted-average remaining lease term - operating leases	3.2 years	2.3 years
Weighted-average discount rate - finance leases	18.4%	17.9%
Weighted-average discount rate - operating leases	16.9%	16.6%

Maturities of the lease liability under the noncancellable operating leases as of September 30, 2024 are as follows (in thousands):

Operating Leases
Remainder of 2024	$340
2025	1,225
2026	1,125
2027	590
2028	343
Thereafter	59
Total undiscounted lease payments	3,682
Less: imputed interest	(812)
Total operating lease liability	2,870
Less: operating lease liabilities, current	(887)
Operating lease liabilities, net of current portion	$1,983

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Maturities of the lease liability under the noncancellable finance leases as of September 30, 2024 are as follows (in thousands):

Finance Leases
Remainder of 2024	$1,676
2025	4,144
2026	1,753
2027	384
Total undiscounted lease payments	7,957
Less: imputed interest	(1,170)
Total finance lease liability	6,787
Less: current installments of obligations under finance leases	(3,931)
Obligations under finance leases, excluding current installments	$2,856

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

On January 13, 2023, Canaccord Genuity Corp. (“Canaccord”) commenced proceedings against the Company by filing a claim with the Superior Court of Justice in Toronto, Ontario which named Lux Vending, LLC and Bitcoin Depot LLC as the defendants. Canaccord is a financial services firm in Canada that the Company previously had hired to perform advisory services related to a potential initial public offering or sales transaction. The claim asserts that Lux Vending, LLC breached the contract by terminating the contract to avoid paying fees for their services and that Canaccord is entitled to approximately $22.3 million in damages equivalent to the fees alleged to be payable for breach of contract that would have been owed upon the closing of a transaction to acquire control, the sale of substantially all the Company’s assets, or a merger transaction pursuant to the previously terminated engagement letter for advisory services. Canaccord proposes that the amount of fees would be calculated on the total transaction value of the business combination that Canaccord now values at $655 million.. The claim also seeks an award for legal and other costs relating to the proceeding. On October 25, 2023, Canaccord amended their complaint to increase the amount of the claim by $0.7 million to roughly $23 million and to add Bitcoin Depot Operating LLC as a defendant to account for the name change following the closing of the merger. The increase in the claim is the result of Canaccord changing the estimated transaction value from $615 to $655 million.

Bitcoin Depot does not believe the allegations made against it are valid and intends to vigorously defend against them. The range of potential loss related to the identified claim is between $0 and $23.0 million, the amount of damages that Canaccord is seeking in the lawsuit. The additional costs mentioned in the claim are not able to be estimated at this time. The discovery phase of the litigation involving documentary productions and oral examinations is largely completed. A mediation of the dispute will be held at the end of fourth quarter of 2024.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(20) Subsequent Events

In October 2024, the Company entered into two franchise profit sharing arrangements. The Company will recognize liabilities of $1.3 million and $2.6 million as a result of these franchise profit sharing arrangements with principal and interest paid monthly via profit sharing payments.

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

As of September 30, 2024, our offerings included approximately 8,304 BTMs in retail locations throughout the U.S. and Canada, our BDCheckout product, which is accepted at approximately 7,723 retail locations, and our mobile app. We maintain a leading position among cash-to-Bitcoin BTM operators in the U.S. and Canada.

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

Bitcoin Depot’s largest BTM deployment as of September 30, 2024 is with Circle K, a convenience store chain of over 9,000 stores in North America and over 4,800 stores in Europe and other international markets. We are the exclusive provider and operator of BTMs for Circle K in the U.S. and Canada, and as of September 30, 2024 we have installed our BTMs in approximately 1,200 Circle K stores. We also have kiosks deployed in other convenience stores, gas stations, grocery stores, pharmacies, and shopping malls.

Cryptocurrencies

Our revenues, $436.9 and $540.6 million for the nine months ended September 30, 2024 and 2023, respectively, have not been correlated to the price of Bitcoin historically, even in light of volatile Bitcoin prices. For example, our revenue during the trailing twelve months ended September 30, 2024 declined by 15.2% compared to the same period ended September 30, 2023, while the market price of Bitcoin increased by 127% during the same period. Based on our own user surveys, a majority of our users use our products and services for non-speculative purposes, including money transfers, international remittances, and online purchases, among others.

We use a sophisticated Bitcoin management process to reduce our exposure to volatility in Bitcoin prices by maintaining a relatively low balance (typically less than $0.6 million) of Bitcoin at any given time, which we believe differentiates us from our competition. Our typical practice is to purchase Bitcoin through a liquidity provider such as Cumberland DRW or Abra. We replenish our Bitcoin only through purchases from leading Bitcoin liquidity providers and do not engage in any mining of Bitcoin ourselves. Our sophisticated replenishment process enables us to satisfy our users’ Bitcoin purchases with our own Bitcoin holdings yet maintain relatively small balances of Bitcoin to effectively manage our principal risk related to our operations. There are two main components of the working capital required in our operations. On the Bitcoin side, we maintain Bitcoin in our hot wallets to fulfill orders from users while we are automatically placing orders with liquidity providers and exchanges to replenish the Bitcoin we have sold to users. The second component to working capital is the cash that accumulates in the BTM kiosks. As users insert cash into the BTM kiosks, cash accumulates until armored carriers collect the cash and process it back to our bank accounts. We typically maintain a variable level of cash in the BTM kiosks at all times. Cash in BTM kiosks as of September 30, 2024 was approximately 24.2% of average monthly revenues for the trailing twelve months ended September 30, 2024.

In June 2024, the Company announced plans to allocate a portion of its cash reserves to Bitcoin. As of September 30, 2024, the Company held approximately $ 0.7 million of Bitcoin allocated to its treasury strategy.

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

	Three Months Ended
	September 30	June 30	March 31	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31	December 31	September 30
	2024			2023				2022				2021
Installed kiosks (at period end)	8,304	8,068	7,061	6,334	6,404	6,351	6,441	6,530	6,787	6,955	6,711	6,220	4,520
Returning user transaction count	7.3	7.1	7.7	8.3	9.1	9.2	10.0	10.5	11.2	11.5	11.9	12.3	11.5
Median kiosk transaction size (in $)	250	230	205	200	200	200	200	200	180	170	176	168	160
BDCheckout locations (at period end) (1) (3)	7,723	7,441	6,734	5,681	5,681	5,195	2,754	8,661	8,661	8,395	—	—	—
Kiosks held with logistics providers (2)	2,506	758	587	898	842	981	891	795	—	—	—	—	—

(1)
BDCheckout was launched in the second quarter of 2022.
(2)
Includes kiosks held with our logistics providers, the manufacturer, or kiosks that are in-transit to new locations, which we believe will result in higher transaction volume and revenue per kiosk once deployed.
(3)
During the first quarter of 2023, one of our retail partners discontinued all BDCheckout and cryptocurrency transactions in its stores.

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

Returning User Transaction Count

This metric provides an indicator of user retention and our competitive advantage relative to our peers, as well as the trajectory of cryptocurrency adoption, and allows us to make strategic decisions. We define returning user transaction count as the average number of aggregate transactions completed at any kiosk in the four quarters trailing the quarter in which a given user’s first transaction occurred, measured only for users who complete more than one transaction. For example, as of September 30, 2024, users who first transacted at one of our kiosks during the three months ended June 30, 2023 and who subsequently completed a second transaction completed an average of 7.3 transactions over the twelve months following their initial transaction.

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

Components of Results of Operations

Revenue

We generate substantially all of our revenue from the cash paid by customers to purchase Bitcoin from our kiosks. For example, approximately 99.9% of our revenue in the three months ended September 30, 2024 was derived from the sale of our cryptocurrency, including the markup at which we sell cryptocurrency to users (which can vary between BDCheckout and BTM kiosks) and a separate flat transaction fee. These user-initiated transactions are governed by terms and conditions agreed to at the time of each point-of-sale transaction and do not extend beyond the transaction.

For the periods presented, the markup percentage for BTM kiosk transactions ranged between 15% and 42%, of the USD amount of the transaction with such markup rates historically having been, and continuing to be, subject to fluctuation as a result of our ongoing price strategy testing. The markup percentage for BDCheckout transactions has been 15% since the rollout of this type of transaction in 2022. Finally, the Company receives a commission as a percentage for our website transactions which was 12.0% through September 30, 2024. Markup percentages are determined by examining user transaction patterns in various geographic locations, based on ongoing markup rate testing, with the ultimate aim of optimizing profitability, growth and user base.

For each Bitcoin transaction on our kiosks and within BDCheckout, the cryptocurrency price displayed to users includes the exchange rate at which we sell Bitcoin to users as well as a separate flat transaction fee. As of September 30, 2024, we charge (i) a flat $3.00 fee on all transactions at BTM kiosks, which generally corresponds to the costs underlying such transactions and (ii) a flat $3.50 fee on BDCheckout transactions, which is what InComm charges us to facilitate transactions using InComm’s network.

We support the sale of Bitcoin by users at only 34 kiosks, or less than 1.0% of our total kiosks as of September 30, 2024, and currently do not have plans to expand the ability of our users to sell Bitcoin to us in exchange for cash. We charge the same fees on Bitcoin we purchase from users via our kiosks as we do for Bitcoin we sell to users at our kiosks.

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

Results of Operations

Comparison between Three Months Ended September 30, 2024 and Three Months Ended September 30, 2023

The following table sets forth selected historical operating data for the periods indicated (unaudited):

	Three Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change

Statements of Income and Comprehensive (Loss) Income Information:
Revenue	$135,271	$179,483	$(44,212)	(24.6)%
Cost of revenue (excluding depreciation and amortization reported separately below)	112,853	152,545	(39,692)	(26.0)%
Operating expenses
Selling, general and administrative	14,694	16,242	(1,548)	(9.5)%
Depreciation and amortization	2,245	3,260	(1,015)	(31.1)%
Total operating expenses	$16,939	$19,502	$(2,563)	(13.1)%
Income from operations	$5,479	$7,436	$(1,957)	(26.3)%
Other income (expense)
Interest (expense)	(2,907)	(2,769)	(138)	5.0%
Other income (expense)	103	(3,111)	3,214	(103.3)%
(Loss) on foreign currency transactions	(29)	(154)	125	(81.2)%
Total other (expense)	$(2,833)	$(6,034)	$3,201	(53.0)%
(Loss) income before provision for income taxes and non-controlling interest	2,646	1,402	1,244	88.7%
Income tax benefit	(347)	(337)	(10)	3.0%
Net (loss) income	$2,299	$1,065	$1,234	115.9%
Net (loss) attributable to non-controlling interest in subsidiary	3,238	8,163	(4,925)	(60.3)%
Net (loss) attributable to Bitcoin Depot Inc.	$(939)	$(7,098)	$6,159	(86.8)%
Other comprehensive income (loss), net of tax
Net (loss) income	2,299	1,065	1,234	115.9%
Foreign currency translation adjustments	(19)	87	(106)	(121.8)%
Total comprehensive (loss) income	$2,280	$1,152	$1,128	97.9%
Comprehensive (loss) attributable to non-controlling interest	$3,225	$8,249	$(5,024)	(60.9)%
Comprehensive (loss) attributable to Bitcoin Depot Inc.	$(945)	$(7,098)	$6,153	(86.7)%

Revenue

Revenue decreased by $44.2 million, or 24.6% for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to decreases in kiosk transaction revenue which was related to decreases in the number of transactions offset slightly by higher average transaction sizes. Additionally, regulatory changes limiting the transaction size in California resulted in lower kiosk revenue in California. In the last quarter of 2023, we uninstalled approximately 1,000 BTMs, which were subsequently reinstalled during the later part of February and March 2024 during our kiosk optimization plan, leading to lower revenue compared to the prior period. In the second quarter of 2024, the Company activated approximately 1,000 additional kiosks. Revenue was impacted by the significant number of kiosk reinstallations in the second quarter of 2024 due to the Kiosk optimization plan described above. Typically, the Company experiences customer adoption and growth in revenue in future periods from a kiosk relocation.

Revenue disaggregated by revenue stream is as follows for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Kiosk Transaction Revenue	$134,851	$178,694	$(43,843)	(24.5)%
BDCheckout	126	273	(147)	(53.8)%
Company Website	177	352	(175)	(49.7)%
Software Service Revenue	116	142	(26)	(18.3)%
Hardware Revenue	1	22	(21)	(95.5)%
Total Revenue	$135,271	$179,483	$(44,212)	(24.6)%

Kiosk Transaction

Our kiosk transaction revenue decreased by $43.8 million, or 24.5% for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to decreases in kiosk transaction revenue primarily related to a decrease in the number of users and decreased transaction volume. Also impacting our revenue during the three months ended September 30, 2024 are the daily transaction limits set in California, which accounted for approximately 39% of the decrease in revenue for the three months ended September 30, 2024 compared to 2023.

BDCheckout

Our BDCheckout revenue decreased by approximately $0.1 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to a decrease in the number of transactions.

Company Website

Our Company website revenue decreased by approximately $0.2 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to an increase in the number of transactions.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue (excluding depreciation and amortization) decreased by $39.7 million, or 26.0% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to a decrease in the number of transactions, as well as regulatory changes in California and relocations of kiosks during the second quarter of 2024.

The following table sets forth the components of the cost of revenue (excluding depreciation and amortization) for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Cryptocurrency Expenses	$97,555	$138,828	$(41,273)	(29.7)%
Floorspace Leases	10,007	8,489	1,518	17.9%
Kiosk Operations	5,291	5,228	63	1.2%
Total of Cost of Revenue (excluding Depreciation and Amortization)	$112,853	$152,545	$(39,692)	(26.0)%

The following table sets forth the components of cryptocurrency expenses in our cost of revenue for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Cost of Cryptocurrency - BTM Kiosks	$97,425	$138,551	$(41,126)	(29.7)%
Cost of Cryptocurrency - BDCheckout	109	234	(125)	(53.4)%
Software Processing Fees	4	8	(4)	(50.0)%
Exchange Fees	—	1	(1)	(100.0)%
Mining Fees	15	30	(15)	(50.0)%
Software Processing Fee - BDCheckout	2	4	(2)	(50.0)%
Total Cryptocurrency Expenses	$97,555	$138,828	$(41,273)	(29.7)%

Cost of cryptocurrency includes impairment losses recognized on cryptocurrencies net of any gains recognized from sales of cryptocurrencies on an exchange. Cost of Cryptocurrency includes impairment losses recognized on cryptocurrencies net of any gains recognized from sales of cryptocurrencies on an exchange. Impairment of $2.4 million and $1.8 million were recognized for the three months ended September 30, 2024 and 2023. We did not have any gains from the sale of cryptocurrency during the quarter.

Cost of Cryptocurrency – BTM Kiosks

Our cost of cryptocurrency decreased by $41.1 million, or 29.6% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily as a result of lower transaction volume in the nine months ended September 30, 2024.

Floorspace Leases

Our floorspace lease expenses increased by $1.4 million, or 17.0% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was related to the increase in installed kiosks and the total overall rent paid to store owners and distributors under floorspace leases as compared to the three months ended September 30, 2023.

Kiosk Operations

Our kiosk operations costs increased by $0.1 million or 1.6% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. Our kiosk operations consisted of armored cash collection, bank fees, software costs, insurance and repair and maintenance. These costs were higher during the third quarter of 2024 primarily related to installment costs as a result of activating additional kiosks.

Operating expenses

Selling, general and administrative expenses decreased by $1.5 million, or 9.5% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was driven by lower professional fees, as a result of going public expenses incurred in 2023, that did not recur in 2024. Additionally, during the third quarter of 2024, these costs were partially offset by increases due to higher payroll costs due to headcount increasing from 115 at September 30, 2023 to 130 at September 30, 2024 to support our operations. Depreciation and amortization expenses decreased by $1.0 million or 31.1% for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The decrease was due to the change in useful life of assets, $0.8 million, and leases maturing, $0.5 million, offset by $0.3 million due to new kiosks.

Other income (expense), net

Other expenses decreased by approximately $3.3 million or 53.9% for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily driven by a $2.7 million expenses associated with the PIPE Financing for the three months ended September 30, 2023, which did not reoccur in the three months ended September 30, 2024.

Comparison between Nine Months Ended September 30, 2024 and Nine Months Ended September 30, 2023

The following table sets forth selected historical operating data for the periods indicated (unaudited):

	Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change

Statements of Income and Comprehensive (Loss) Income Information:
Revenue	$436,876	$540,561	$(103,685)	(19.2)%
Cost of revenue (excluding depreciation and amortization reported separately below)	370,848	461,087	(90,239)	(19.6)%
Operating expenses
Selling, general and administrative	44,062	43,245	817	1.9%
Depreciation and amortization	8,184	9,554	(1,370)	(14.3)%
Total operating expenses	$52,246	$52,799	$(553)	(1.0)%
Income from operations	$13,782	$26,675	$(12,893)	(48.3)%
Other (expense) income
Interest expense	(10,731)	(10,120)	(611)	6.0%
Other (expense) income	143	(14,024)	14,167	(101.0)%
(Loss) on foreign currency transactions	(294)	(365)	71	(19.5)%
Total other expense	$(10,882)	$(24,509)	$13,627	(55.6)%
Income before provision for income taxes and non-controlling interest	2,900	2,166	734	33.9%
Income tax (expense) benefit	(479)	977	(1,456)	(149.0)%
Net income	$2,421	$3,143	$(722)	(23.0)%
Net income attributable to Legacy Bitcoin Depot unit holders	—	12,906	(12,906)	(100.0)%
Net income (loss) attributable to non-controlling interest	7,459	8,031	(572)	(7.1)%
Net loss attributable to Bitcoin Depot Inc.	$(5,038)	$(17,794)	$12,756	(71.7)%
Other comprehensive income (loss), net of tax
Net income	2,421	3,143	(722)	(23.0)%
Foreign currency translation adjustments	(1)	66	(67)	(101.5)%
Total comprehensive income	$2,420	$3,209	$(789)	(24.6)%
Comprehensive income attributable to Legacy Bitcoin Depot unit holders	$—	$12,885	$(12,885)	(100.0)%
Comprehensive income (loss) attributable to non-controlling interest	$7,459	$8,118	$(659)	(8.1)%
Comprehensive loss attributable to Bitcoin Depot Inc.	$(5,039)	$(17,794)	$12,755	(71.7)%

Revenue

Revenue decreased by $103.7 million, or 19.2% for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to decreases in kiosk transaction revenue which was related to decreases in transactions volume offset slightly by higher average transaction sizes. Additionally, regulatory changes limiting the transaction size in California resulted in lower kiosk revenue in California. During the forth quarter of 2023, we uninstalled approximately 1,000 BTMs, which were reinstalled during the later part of February and March 2024 during our kiosk optimization plan.

Revenue disaggregated by revenue stream is as follows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Kiosk Transaction Revenue	$434,918	$538,637	$(103,719)	(19.3)%
BDCheckout	522	874	(352)	(40.3)%
Company Website	725	520	205	39.4%
Software Services Revenue	379	430	(51)	(11.9)%
Hardware Revenue	332	100	232	232.0%
Total Revenue	$436,876	$540,561	$(103,685)	(19.2)%

Kiosk Transaction

Our kiosk transaction revenue decreased by $103.7 million, or 19.3% for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to decreases in kiosk transaction revenue primarily related to a decreased number of users and transaction volume as a result of relocating kiosks during the nine months ended September 30, 2024 that did not not occur in the same magnitude in the nine months ended September 30, 2023. Also impacting our revenue during the nine months ended September 30, 2024 are the daily transaction limits set in California, which accounted for approximately 20% of the decrease in revenue for the nine months ended September 30, 2024 compared to nine months ended September 30, 2023. Additionally, revenue was impacted by the significant number of new kiosk installations in the nine months ended September 30, 2024. The Company had approximately 16% more kiosks on average in service as compared to the nine months ended September 30, 2023. Typically, the Company experiences increases in customer adoption and growth in revenue in future periods from a kiosk relocations and newly installed kiosks.

BDCheckout

Our BDCheckout revenue decreased by approximately $0.4 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to a decrease in the number of transactions.

Company Website

Our Company website revenue increased by approximately $0.2 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to an increase in the number of transactions.

Hardware

Our Company hardware revenue increased by approximately $0.2 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to the sale of 100 kiosks during the nine months ended September 2024.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue (excluding depreciation and amortization) decreased by $90.3 million, or 19.6% for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to a decrease in transaction volumes, as well as regulatory changes in California and relocations of kiosks during the nine months ended September 30, 2024.

The following table sets forth the components of the cost of revenue (excluding depreciation and amortization) for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Cryptocurrency Expenses	$327,778	$419,682	$(91,904)	(21.9)%
Floorspace Leases	27,663	26,270	1,393	5.3%
Kiosk Operations	15,407	15,135	272	1.8%
Total Cost of Revenue (excluding Depreciation and Amortization)	$370,848	$461,087	$(90,239)	(19.6)%

The following table sets forth the components of cryptocurrency expenses in our cost of revenue for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Cost of Cryptocurrency - BTM Kiosks	$326,734	$418,425	$(91,691)	(21.9)%
Cost of Cryptocurrency - BDCheckout	448	749	(301)	(40.2)%
Software Processing Fees	49	267	(218)	(81.6)%
Exchange Fees	—	21	(21)	(100.0)%
Mining Fees	540	207	333	160.9%
Software Processing Fee - BDCheckout	7	13	(6)	(46.2)%
Total Cryptocurrency Expenses	$327,778	$419,682	$(91,904)	(21.9)%

Cost of cryptocurrency includes impairment losses recognized on cryptocurrencies net of any gains recognized from sales of cryptocurrencies on an exchange. Cost of Cryptocurrency includes impairment losses recognized on cryptocurrencies net of any gains recognized from sales of cryptocurrencies on an exchange. Impairment of $6.6 million and $6.4 million were recognized for the nine months ended September 30, 2024 and 2023, respectively. The Company did not recognize any gains from the sale of cryptocurrency during the nine months ended September 30, 2024.

Cost of Cryptocurrency – BTM Kiosks

Our cost of cryptocurrency decreased by $91.6 million, or 21.9% for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily as a result of lower transaction volume in the nine months ended September 30, 2024 as compared to the prior year period.

Cost of Cryptocurrency - BDCheckout

Our cost of goods sold related to BDCheckout decreased by approximately $0.3 million, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease was a result of lower transaction volume in the nine months ended September 30, 2024.

Software Processing Fees

Our software processing fees decreased by $0.2 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease in software processing fees was a direct result of completing the migration of our BTMs to the BitAccess platform in the first quarter of 2023, which reduced the costs we incurred from a third-party service provider for software processing fees based on kiosk transaction volume.

Mining Fees

Our mining fees increased by $0.3 million, or 160.9% for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, due to higher blockchain network fees due to additional traffic on the blockchain.

Floorspace Leases

Our floorspace lease expenses increased by $1.3 million, or 5.0% for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, due to an increase in rent paid to store owners and distributors under floorspace leases, as a result of higher overall transaction volume compared to the nine months ended September 30, 2023.

Kiosk Operations

Our kiosk operations costs increased by $0.3 million or 1.9% for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. Our kiosk operations consisted of armored cash collection, bank fees, software costs, insurance and repair and maintenance. These costs were lower during the first quarter of 2023 primarily related to repairs and maintenance as a result of the kiosks being in the field for longer periods and needing less repairs, compared to the nine months ended September 30, 2024 which had more relocation costs. due to the kiosk optimization plan and installing additional kiosks.

Operating expenses

Selling, general and administrative expenses increased by $0.8 million, or 1.9% for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. During the nine months ended September 30, 2024, these costs increased primarily due to higher payroll costs due to headcount increasing from 115 at September 30, 2023 to 130 at September 30, 2024 to support our operations.

Other income (expense), net

Other expenses decreased by approximately $13.7 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily driven by the recognition of PIPE expenses in the three and nine ended September 30, 2023, which did not recur in 2024. Interest expense increased during the nine months ended September 30, 2024 as a result of an increase to the amount of principal under the Amended and Restated Credit Agreement. The increase of debt principal balance was considered an extinguishment of our prior debt agreement under US GAAP. This change resulted in the write-off of prior capitalized debt issuance costs of $2.7 million during the nine months ended September 30, 2024 which did not occur in the nine months ended September 30, 2023.

Net income (loss) attributable to Legacy Bitcoin Depot unit holders

Prior to the close of the Merger, net income was allocated to the Legacy Bitcoin Depot unit holders. After the close of the Merger on June 30, 2023, the Legacy Bitcoin Depot unit holders no longer receive any income allocation as they are owners of BT HoldCo.

Net income attributable to non-controlling interest

Prior to the close of the Merger, the non-controlling interest reflected Bitcoin Depot’s ownership in BitAccess. Subsequent to the close of the Merger, the non-controlling interest reflect both Bitcoin Depot's ownership in BitAccess and BT HoldCo. After the close of the Merger, up to $29.0 million of the net income from BT OpCo will be allocated to BT HoldCo as a result of the preferred return to BT Assets related to their preferred interest in BT HoldCo. If net income exceeds $29.0 million, such excess income will be allocated to Bitcoin Depot and BT HoldCo based on their pro rata economic ownership interest in BT OpCo. Additionally, when losses are incurred, BT HoldCo allocates the losses based on the economic ownership. During the nine months ended September 30, 2024, Net Loss of BT OpCo was allocated to BT HoldCo and Bitcoin Depot Inc utilizing the HLBV methodology.

Net income (loss) attributable to Bitcoin Depot Inc.

During the nine months ended September 30, 2024, Net Loss was allocated to Bitcoin Depot Inc from BT HoldCo. In addition to losses allocated under the HLBV methodology, the public entity incurred direct legal and professional services in maintaining its operations resulting in a Net Loss attributable to Bitcoin Depot Inc.

Liquidity and Capital Resources

On September 30, 2024, we had negative working capital of approximately $(4.3) million, which included cash and cash equivalents and other current assets of approximately $41.4 million, offset by accounts payable and other current liabilities of approximately $45.6 million. We reported net income of approximately $2.4 million during the nine months ended September 30, 2024.

On December 31, 2023, we had negative working capital of approximately $(8.8) million, which included cash and cash equivalents and other current assets of approximately $37.3 million, offset by accounts payable and other current liabilities of approximately $46.0 million. We reported net income of approximately $1.5 million during the year ended December 31, 2023.

For each of the periods presented in this Quarterly Report on Form 10-Q, approximately 99.9% of our total transaction volume was attributable to transactions in Bitcoin and, as of the date of this Quarterly Report on Form 10-Q, transactions in Bitcoin account for 100% of our transaction volumes. We purchase Bitcoin through liquidity providers on a just-in-time basis based on expected transaction volumes in order to maintain a balance at a specified amount. Our ability to dynamically rebalance the levels of Bitcoin we hold at any given time based on transaction volumes and the market price of Bitcoin means that there are limited working capital requirements related to our Bitcoin management activities. There are two main components of the working capital required in our operations. We maintain Bitcoin (currently in an amount which, at any given time, is typically less than $0.6 million) in our hot wallets to fulfill orders from users while we are automatically placing orders with liquidity providers and exchanges to replenish the Bitcoin we have sold to users. The second component of working capital is cash and cash equivalents generated from sales at our BTM kiosks. As users insert cash into the BTM kiosks, cash accumulates until armored carriers collect the cash and process it back to our bank accounts. While not required, we typically maintain a variable level of cash in the BTM kiosks at all times. As of September

30, 2024, cash in the BTM kiosks was approximately 24.2% of average monthly revenues for the trailing twelve months ended September 30, 2024.

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

Share repurchase program

On September 22, 2023, the Company announced that its Board has authorized a share repurchase program pursuant to which the Company is authorized to repurchase up to $10.0 million of outstanding shares of its Class A common stock beginning immediately and continuing through and including September 30, 2024. The Company made an accounting policy election to measure the fair value of purchases or sales of securities, including purchases of its own shares as part of the share repurchase program, as of the trade date. During the three months ended March 31, 2024, the Company repurchased 69,976 shares at a total cost of $0.2 million with an average cost per share of $2.26. No shares were repurchased during the three months ended September 30, 2024. From the date of authorization through September 30, 2024, 190,620 shares of the Company's Class A common stock had been repurchased with a total cost of $0.4 million. The program was not renewed upon expiration.

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

The following table presents a reconciliation of revenue to Adjusted Gross Profit for the periods indicated (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue	$135,271	$179,483	$436,876	$540,561
Cost of revenue (excluding depreciation and amortization)	(112,853)	(152,545)	$(370,848)	(461,087)
Depreciation and amortization excluded from cost of revenue	(2,233)	(3,260)	(8,090)	(9,554)
Gross Profit	$20,185	$23,678	$57,938	$69,920
Adjustments:
Depreciation and amortization excluded from cost of revenue	$2,233	$3,260	$8,090	$9,554
Adjusted Gross Profit	$22,418	$26,938	$66,028	$79,474
Gross Profit Margin (1)	14.9%	13.2%	13.3%	12.9%
Adjusted Gross Profit Margin (1)	16.6%	15.0%	15.1%	14.7%

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

The following table presents a reconciliation of net income to Adjusted EBITDA for the periods indicated (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net (loss) income	$2,299	$1,065	$2,421	$3,143
Adjustments:
Interest expense	2,907	2,769	10,731	10,120
Income tax expense (benefit)	347	337	479	(977)
Depreciation and amortization	2,245	3,260	8,184	9,554
Expense related to the PIPE transaction (1)	—	2,700	—	12,281
Non-recurring expenses (2)	297	2,873	1,204	7,664
Share-based compensation	412	944	3,037	1,326
Special bonus (3)	675	—	675	3,915
Expenses associated with the termination of the phantom equity participation plan	—	—	—	350
Adjusted EBITDA	$9,182	$13,948	$26,731	$47,376
Adjusted EBITDA margin (4)	6.8%	7.8%	6.1%	8.8%

(1)
For the three and nine months ended September 30, 2023, amount includes the recognition of a non-cash expense of $2.7 million and $9.0 million, respectively, related to the PIPE transaction.
(2)
Comprised of non-recurring professional service fees.
(3)
For nine months ended September 30, 2023, amount includes (A) Transaction bonus and related taxes to employees of approximately $2.3 million and (B) Founder Transaction bonus of approximately $1.6 million. For the three months ended September 30, 2024, the Company paid a bonus to the COO and another employee related to the close of the Merger which was linked to payment of the Preferred Dividend.
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

PIPE Financing

On June 23, 2023, GSRM entered into a private placement agreement with certain subscribers (“Subscribers”). For purposes of settlement under the PIPE Agreement, the notional amount of 5,000,000 shares consisted of (a) the 4,300,000 shares of Series A Preferred Stock sold at the closing of the Merger, and (b) 700,000 shares of Class A common stock that were held by the Subscribers prior to the consummation of the Transaction. In connection with the Transaction, the Subscribers entered into non-redemption agreements with the Company and received additional shares of Class A common stock in exchange for their commitments not to redeem. See the discussion below under GSRM Share Issuance for further information. On October 11, 2023, the PIPE Agreement was settled with the Subscribers for de minimus consideration. The effects of the settlement resulted in the elimination of the subscription receivable and the embedded derivative liability. For the three and nine months ended September 30, 2023, the Company recognized approximately $9.2 million in expenses related to the agreement which includes $0.9 million of cash fees and is included within other (expense) income on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Cash Flows

The following table presents the sources of cash and cash equivalents for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
Cash provided by operating activities	$17,253	$33,570
Cash (used in) investing activities	$(10,506)	$(2,005)
Cash provided by (used in) financing activities	$(4,312)	$(39,454)
Net increase in cash and cash equivalents (1)	$2,470	$(7,874)

(1)
Includes effect of exchange rate changes on cash.

Operating Activities

Net cash provided by operating activities decreased $16.3 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to a $11.2 million decrease in the change in accrued expenses and other current liabilities as a result of expenses associated with the transaction being incurred during the nine months ended September 30, 2023 and paid during the second half of 2023, a $8.9 million decrease in loss on Series A Preferred Share PIPE issuance, and a $2.7 million decrease due to derivative liabilities; offset by a $7.0 million increase in the change in accounts payable.

Investing Activities

Net cash used in investing activities increased $8.5 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, due to a $9.9 million increase in acquisition of property and equipment.

Financing Activities

Net cash used in financing activities decreased $35.1 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, due to a $24.4 million increase in proceeds from notes payable, and a $16.0 million decrease in principal payments on notes payable.

Commitments and Contractual Obligations

As of September 30, 2024, the aggregate amount of our operating and finance lease obligations was approximately $9.7 million. As of September 30, 2024, we had no open purchase orders for kiosks.

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

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". The amendments require entities to disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted this accounting standard effective January 1, 2024 with no impact on interim financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2024. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief

Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, solely as a result of the material weaknesses in our internal control over financial reporting below.

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the preparation of the Company’s consolidated financial statements as of December 31, 2023, management identified material weaknesses in its internal control over financial reporting. The material weaknesses had not been remediated as of September 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The material weaknesses identified related to (i) the fact that the Company did not have formalized system of internal control over financial reporting in place to ensure that risks are properly assessed, controls are properly designed and implemented and internal controls are properly monitored and functioning, (ii) the Company’s reliance on IT systems and the use of service organizations to initiate, process, and record transactions, for which it did not evaluate or test the respective control objectives and data provided by the service organizations, and did not maintain a sufficient complement of formally documented general IT controls over access, segregation of duties, security, and change management, (iii) the Company’s lack of technical accounting resources to analyze and apply technical accounting considerations, (iv) the Company having insufficient controls in place to prevent potential unauthorized activity related to cryptocurrencies, and (v) ineffective reconciliation controls over cash in transit. Management has concluded that these material weaknesses arose because, as a private company (prior to the closing of the Merger), the Company did not have the necessary business processes, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -

OTHER INFORMATION

Item 1. Legal Proceedings

On January 13, 2023, Canaccord Genuity Corp. (“Canaccord”) commenced proceedings against the Company by filing a claim with the Superior Court of Justice in Toronto, Ontario which named Lux Vending, LLC and Bitcoin Depot LLC as the defendants. Canaccord is a financial services firm in Canada that the Company previously had hired to perform advisory services related to a potential initial public offering or sales transaction. The claim asserts that Lux Vending, LLC breached the contract by terminating the contract to avoid paying fees for their services and that Canaccord is entitled to approximately $22.3 million in damages equivalent to the fees alleged to be payable for breach of contract that would have been owed upon the closing of a transaction to acquire control, the sale of substantially all the Company’s assets, or a merger transaction pursuant to the previously terminated engagement letter for advisory services. Canaccord proposes that the amount of fees would be calculated on the total transaction value of the business combination that Canaccord now values at $655 million. The claim also seeks an award for legal and other costs relating to the proceeding. On October 25, 2023, Canaccord amended their complaint to increase the amount of the claim by $0.7 million to roughly $23 million and to add Bitcoin Depot Operating LLC as a defendant to account for the name change following the closing of the merger. The increase in the claim is the result of Canaccord changing the estimated transaction value from $615 to $655 million.

Bitcoin Depot does not believe the allegations made against it are valid and intends to vigorously defend against them. The range of potential loss related to the identified claim is between $0 and $23.0 million, the amount of damages that Canaccord is seeking in the lawsuit. The additional costs mentioned in the claim are not able to be estimated at this time. The discovery phase of the litigation involving documentary productions and oral examinations is largely completed. A mediation of the dispute will be held at the end of fourth quarter of 2024.

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

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the three months ended September 30, 2024, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

Date: November 14, 2024	By:	/s/ Brandon Mintz
	Name:	Brandon Mintz
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Glen Leibowitz
	Name:	Glen Leibowitz
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)