Form 10-K
period 2024-12-31
Bitcoin Depot Inc.
filed 2025-03-24
CIK 1901799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024 was approximately $111 million (based upon the $1.80 closing price on the NASDAQ).

As of March 20, 2025, the registrant had 21,670,569 shares outstanding of Class A common stock, par value $0.0001 per share, no shares outstanding of Series A Preferred stock, par value $0.0001 per share, 1,075,761 shares outstanding of Class E common stock, par value $0.0001 per share, and 41,193,024 shares outstanding of Class V common stock, par value $0.0001 per share.

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

Our mission is to bring Crypto to the Masses TM. Digital means and systems dominate the way that consumers send money, make purchases, and invest; however, we believe that many people still utilize cash as their primary means of initiating a transaction, either as a necessity or as a preference. These individuals have largely been excluded from the digital financial system and associated technological advancements in our global and digitally interconnected society. Bitcoin Depot’s simple and convenient process to convert cash into Bitcoin via our BTMs and BDCheckout products, as supported by our full-service mobile app, enables not only these users, but also the broader public, to access the digital financial system. Our mobile app includes a buy online feature that connects consumers to a third-party service, Simplex powered by Nuvei, that allows consumers to buy Bitcoin without going to a kiosk or using BDCheckout

As of December 31, 2024, our offerings included approximately 8,500 BTMs in retailer locations throughout the U.S., Canada and Puerto Rico, our BDCheckout product, which is accepted at approximately 7,600 retail locations, and our mobile app. We maintain the leading position among cash-to-Bitcoin BTM operators in the U.S., representing an approximate 25% market share in the U.S., and a strong position in Canada. Our BTMs offer one-way exchange of cash-to-Bitcoin. We also operate a leading BTM device and transaction processing system, BitAccess, which provides software and operational capabilities to third-party BTM operators, which generates software revenue for the Company.

The charts below illustrate the number of BTMs and corresponding market shares for the leading BTM operators in the U.S. and Canada, as of December 31, 2024: (Note data is delayed from our actual active kiosks, please see Section 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding kiosk information.)

(1) Source: coinatmradar.com as of December 31, 2024. Figures only account for cash-to-Bitcoin ATMs, which results in the exclusion of LibertyX.

Our diverse retail locations and intuitive transaction process make us a convenient option for our users, and our predictable minimum monthly rent payments to our retail partners where our kiosks are located make us an attractive option for these retailers. We have locations across the U.S., Canada and Puerto Rico at, among others, the following type of retailers:

•
Convenience Stores and Gas Station Chains: Our largest BTM deployment to date is with Circle K, a convenience store chain with over 9,000 locations in North America and over 5,000 stores in Europe and other international markets. We are the exclusive provider and operator of BTMs for Circle K in the U.S. and Canada, and as of December 31, 2024, we have installed our BTMs in approximately 1,100 Circle K stores.
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

The following map illustrates the number of BTMs we operate by U.S. and Australian state and Canadian province as of January 31, 2025:

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

From our inception in July 2016 through December 31, 2024, we have completed more than 3.7 million user transactions, equating to approximately $2.8 billion in total transaction value. During the year ended December 31, 2024, we averaged approximately 14,961 monthly active users, which we define as the total number of unique customers. In light of the nature of our transactions, no customer is close to accounting for 10% of our revenue. For the year ended December 31, 2024, we generated approximately $573.7 million of revenue, $7.8 million of net income and $39.7 million in Adjusted EBITDA (non-GAAP), which represented 15.9% of Adjusted Gross Profit Margin (non-GAAP) for the same period. For the year ended December 31, 2023, we generated approximately $689.0 million of revenue, $1.5 million of net income and $56.3 million in Adjusted EBITDA (non-GAAP), which represented 14.7% of Adjusted Gross Profit Margin (non-GAAP) for the same period. See the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non- GAAP Financial Measures” for information regarding our use of Gross Profit Margin, Adjusted EBITDA and Adjusted Gross Profit and a reconciliation of such measures.

Our Products

As of December 31, 2024, we operated a portfolio of approximately 8,500 owned and leased kiosks across 48 U.S. states, 10 Canadian provinces and Puerto Rico. Within the United States, our kiosks and BDCheckout access points are located in zip codes containing approximately 55% of the U.S. population. While we are currently not operating kiosks in New York, we have applied for the license required to operate in New York. See “Item 1A.—Risk Factors—Government Regulation—Money transmission and virtual currency business activity” for more information.

BTM

Our kiosks are located in convenience stores, gas stations, pharmacies, grocery chains and shopping malls across North America. Our largest deployment across a single retail chain is with Circle K, which accounted for approximately 1,100 of our total number of deployed kiosks as of December 31, 2024. We continuously monitor our BTM performance at each location, and at various times we relocate our BTMs to more profitable locations. The majority of our contracts contractually, allow us to move our BTMs with a limited notification to our retail partners. At December 31, 2024, we had approximately 2,100 BTMs with our logistics providers to redeploy to new locations.

Our kiosks, with the operating software pre-loaded, are manufactured and deployed by multiple providers. Our US providers include: Loomis, Garda, Rochester, and Titan Service for armored cash pickup; Burroughs and Cennox as service providers; Installations are handled by Bibbeo and Drop Pin; Wireless Communications provided by OptConnect, DPL, and Wireless ATM Store. Our Canadian providers include: Brinks Canada for armored services, ATM Token for service and installation; and OptConnect provides wireless service. Our Australian providers include: Authentic for armored services, Banktech for service; installations are provided by Trip H; and OptConnect provides wireless communications. Our providers in Puerto Rico include: Loomis for armored; Burroughs for services and installations; and OptConnect for wireless communications. This gives us the flexibility to acquire additional hardware as the need arises. Because utilization is below that of typical cash ATMs, we believe that that the functional life of our kiosks is extended relative to manufacturer specifications. We have contracted with a network of providers to service our kiosks on an as-needed basis to support kiosk up-time, but our kiosks have typically not required frequent repair or maintenance.

We have found that a key factor affecting transaction volumes at any particular kiosk is its location. Our strategy in deploying our BTMs is to identify locations that are expected to generate high visibility and high transaction volume. Site selection for kiosk deployment is also determined based on an analysis of historical business trends and a determination of the proximity and density of competitors’ kiosks. The approximately 1,100 kiosks deployed at Circle K stores are a prime example of the types of locations that we seek when deploying our BTMs. In addition to the Circle K locations, we have also entered into agreements with a number of other retail partners.

Our retail deployments are secured through negotiation with our retail partners. Contract terms are generally similar across the portfolio of retail partners, such as payment terms, service level agreements, rent, placement, and access. These contracts provide a recurring and stable source of revenue for our retail partners over a typical initial term of approximately five years, although our terms vary because of negotiations at the time of execution. As of December 31, 2024, our contracts with our top 10 retail partners had a weighted average remaining life of 1.8 years. Many of our contracts include auto-renewal features providing for additional one-year terms following the expiration of the initial term. Such contracts may be terminated at either party’s option by giving proper notice in accordance with the subject contract. Contracts with over a 12-month term allow for kiosks to be removed at our discretion, and this overall flexibility to move our BTMs allows us to not record a liability on the balance sheet related to these retail location leases.

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

BDCheckout

Bitcoin Depot also sells Bitcoin without the use of kiosks at several thousand additional retailer locations through a relationship with a leading global payments technology company. This product, called BDCheckout, allows users similar functionality to our kiosks, enabling them to load cash into their accounts at the checkout counter at retailer locations, and then use those funds to purchase Bitcoin. The transaction is initiated on the Bitcoin Depot mobile app, which is available for download from major app stores for free. We believe that BDCheckout offers an attractive value proposition for retailers, providing fee income and potentially increasing shopper foot traffic, without Bitcoin Depot incurring upfront out-of-pocket hardware costs and certain operational expenses, such as rent.

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

Industry Trends

The adoption of cryptocurrencies as a medium of exchange has grown significantly since Bitcoin’s introduction in 2009 and cryptocurrency is continuing to become more mainstream among consumers. In 2024, centralized and decentralized exchanges reported approximately $149 trillion, in cryptocurrency trading volume, more than double 2023 levels. According to New York Digital Investment Group LLC d/b/a NYDIG, Bitcoin alone was the largest payment network in 2024 with over $19 trillion in transaction volume, greater than Visa and Mastercard, and an estimated 27% of the U.S. adult population owns cryptocurrency.

Several notable developments have contributed to this growth, including broader acceptance of cryptocurrency on payment platforms, the proliferation of financial products offering investors exposure to cryptocurrencies, and market participants looking for ways to simplify transactions for the everyday consumer.

At the same time, consumers have become attracted to the accessibility and user experience of BTMs as an entry ramp into the digital financial system. Several companies began to work on BTM prototypes as early as 2013, and the BTM market has shown rapid growth since then. According to Coin ATM Radar, from January 1, 2017 to December 31, 2024, the total number of BTMs deployed grew from approximately 1,000 to 38,000, representing a CAGR of approximately 46%, with the vast majority of BTMs now located in North America. According to Coin ATM Radar, as of December 31, 2024, approximately 90% of installed BTMs worldwide reside in the U.S. and Canada, in which Bitcoin Depot had a market share of 25% and 8%, respectively.

Market Opportunity

Although U.S. consumers continued to use credit cards and debit cards for a majority of their payments, market studies indicate there is still a significant desire to utilize cash for various purposes in the U.S. The 2024 Diary of Consumer Payment Choice, a study conducted by Federal Reserve Bank of San Francisco found that while it has declined over time, the share of payments in cash was 16% in 2023, which was a decrease from the data in 2021. As of December 2024, the value of currency in circulation passed $2.36 trillion, a 36% increase compared to February 2020, but with slower growth since 2021. In addition, according to a study by Travis Credit Union conducted in 2020, 29% of U.S. adults sampled prefer to use cash to purchase goods. We believe a portion of this population finds obtaining cryptocurrencies through online cryptocurrency exchanges challenging and inconvenient and prefers to directly convert their cash to cryptocurrencies. The chart below shows the proportions of various methods of payments since 2016. The 2024 Diary of Consumer Payment Choice also shows that a significant percentage of person-to-person payments continue to be made in cash, and credit cards, the percentage of these payments made with credit cards has been steadily increasing compared to the prior years. According to a user survey we conducted, many of our users report that the reason they used our BTMs was to send cryptocurrency to others. This use case can represent a more efficient means of sending money for those who are using cash to make person-to-person payments, or an alternative means of sending money for those who are using mobile apps.

Share of payment instrument use for all payments (1)

(1) Source: 2024 Findings from the Diary of Consumer Payment Choice;

For the most up-to-date figures please consult the links in the section titled “Market, Industry and Other Data.”

Our Competitive Strengths

We believe the below competitive strengths differentiate us from our competition and enhance our ability to compete.

•
Largest BTM Operator in North America

We are the largest operator of BTMs in North America with an approximately 25% market share as of December 31, 2024, according to Coin ATM Radar. As of December 31, 2024, we have approximately 8,500 active kiosks across 48 states in the U.S. and 10 provinces in Canada across convenience stores, gas stations, pharmacies, grocery chains and shopping malls. Bitcoin Depot’s strategically placed network of BTMs and BDCheckout access points are located in zip codes addressing approximately 55% of the U.S. population. Our strong presence has given us increased visibility among users and retail partners and has helped drive user traffic to our kiosks.

•
Superior User and Retailer Experience

In addition to offering intuitive user interfaces at our BTMs for transactions, we believe we offer a streamlined alternative to online exchanges for transacting in Bitcoin. Online exchanges can in certain instances require users to wait over three business days to convert money to Bitcoin, and they also require a user to have a bank account and therefore provide no cash conversion options. Our users can purchase Bitcoin without a bank account through our kiosks in typically under two minutes for new accounts and in under a minute for returning users. Our streamlined mobile app offers an easy way for our users to locate points-of-transaction, create a digital wallet, transfer Bitcoin between digital wallets and initiate BDCheckout transactions. We provide telephone customer service almost around the clock to address questions or concerns from our users and to facilitate a smooth transaction process.

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

•
Robust Compliance Procedures

We complete our customer Know Your Customer (“KYC”) process prior to permitting a user to transact. We have invested in and maintain robust, multi-layer compliance procedures to evaluate potential users, open user accounts and monitor transactions at our BTMs. Our compliance team, comprised of 20 individuals, has over 100 years of combined experience in AML (Anti-Money Laundering), BSA (Bank Secrecy Act), OFAC (Office of Foreign Assets Control) and Consumer Protection compliance. For KYC verification for any given user transacting at our kiosks is generally based on the user’s proposed transaction amount with us. Generally, verification involves collecting users’ names, email addresses, phone numbers, driver’s licenses or other ID, social security numbers and photos of each user. Further, our BTMs take photos throughout the transaction process, which allows us to verify that users match the identifying information that has been provided during the KYC process. We utilize blockchain analytics and work with various third parties for transaction monitoring, case management and regulatory filings and reporting. We prioritize proactive reporting procedures in accordance with local, state, and federal requirements. Our compliance systems routinely reject user applicants that fail authentication requirements, and bans users from transacting at our kiosks and via BDCheckout when our compliance team discovers suspicious activity or when the users violate our terms of service (which can be accessed on our website) to which users agree prior to transacting at a BTM or during the BDCheckout transaction process, as applicable. These user bans represent approximately 4% of our overall transaction volumes in a given month. We do not believe there are any material challenges related to conducting KYC at a kiosk. We believe many of our retail partners have selected us to be their BTM provider based on our focus and commitment to robust compliance.

•
Limited Exposure to Cryptocurrency Prices

Our revenue has not been correlated to the price of Bitcoin historically, even in light of volatile Bitcoin prices. Based on our own user surveys, a majority of our users use our products and services for non-speculative purposes, including money transfers, international remittances, and online purchases, among others.

•
Prudent Bitcoin Management

We use a sophisticated Bitcoin management process to reduce our exposure to volatility in Bitcoin prices by maintaining a relatively low balance (typically less than $1.0 million) of Bitcoin at any given time in our hot wallets to fulfill orders from users while we are automatically placing orders with liquidity providers and exchanges to replenish the Bitcoin we have sold to users, which we believe differentiates us from our competition. We do not act as an agent or exchange for users in our transactions; we maintain balances of Bitcoin from which we satisfy our users’ demand from kiosk or BDCheckout transactions. As we send users Bitcoin, we replenish our Bitcoin balance on an ongoing basis to meet user demand. Our typical practice is to purchase Bitcoin through a liquidity provider such as Cumberland DRW. We replenish our Bitcoin only through purchases from leading Bitcoin liquidity providers and do not engage in any mining of Bitcoin ourselves. Our sophisticated replenishment process enables us to satisfy our users’ Bitcoin purchases with our own Bitcoin holdings, yet maintain relatively small balances of Bitcoin to effectively manage our principal risk.

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

Our Strategies

We intend to continue to grow our business by employing the following strategies:

•
Geographical and Retailer Expansion

We intend to continue to expand into more physical locations at our existing partners as well as build new partner relationships for further greenfield market penetration. Among existing partners, our kiosks are located in approximately 1,100 out of the over 9,000 total Circle K locations in the U.S. and Canada. Our broad footprint and user base presents us an opportunity to offer additional products and services in the future, which we believe will further strengthen and grow our user base. To expand into new geographies, we have applied for a license to operate in the state of New York, a market we believe could support thousands of kiosks, an estimate we adopted based on other states with more established BTM networks and comparable populations, such as Florida. Finally, approximately 90% of BTMs worldwide are in North America, according to Coin ATM Radar as of December 31, 2024, presenting an attractive international expansion opportunity for us. Various countries have begun accepting cryptocurrency as a legal form of payment, which we believe is going to accelerate the adoption of cryptocurrency and offer us an opportunity to establish a presence in these countries.

•
Leverage Scale and Profitability to Reinvest in the Business

We operate the largest network of BTMs in North America. We have generated positive net income and cash flow from operations during every year since our inception. For the years ended December 31, 2024 and 2023, we generated revenue of approximately $573.7 million and $689.0 million, respectively, gross profit of $81.5 million and $88.6 million, respectively, and adjusted gross profit of $91.4 million and $101.0 million, respectively. We currently intend to reinvest the majority of the profits back in our business to continue to develop new products and services to address the needs of our users, such as BDCheckout, allowing us to achieve further brand recognition and brand loyalty and grow our user base.

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

•
Grow Volume of Retail Transactions Through BDCheckout

We launched BDCheckout in June 2022 and as of December 31, 2024, it is available at approximately 7,600 retail locations across North America, including convenience stores, gas stations, pharmacies, grocery chains and shopping malls. BDCheckout enables our users to load cash into their accounts at the checkout counter at retailer locations, and then use those funds to purchase Bitcoin using the same fee structure in place at our kiosks, thereby lowering our required upfront capital expenditures and operating expenses and providing us with additional revenues from the sale of Bitcoin. For more information about how we generate our revenue, please see the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations—Revenue.” We intend to fully capitalize on this by actively targeting our users with BDCheckout through online advertising and our free mobile app. We believe the expansion of BDCheckout to new locations across the U.S. and Canada will diversify our revenue streams as well as further grow our transaction volumes, revenue and profitability.

Recent Highlights

In March 2023, we announced a partnership agreement with GetGo® Café + Market, an innovative, food-first convenience store retailer with locations throughout western Pennsylvania, Ohio, northern West Virginia, Maryland and Indiana. We have begun installing our BTMs into 125 GetGo® Café + Market stores in multiple metropolitan areas, strengthening our presence throughout the Midwest and Mid-Atlantic.

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

During 2024, we entered into seven franchise profit sharing arrangements. Under the terms of the agreements, the counterparties receive a share in the profits generated by a group of specifically identified kiosks. The agreements mature between February 2029 and February 2033.

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

Sales and Marketing

Our sales team focuses principally on maintaining relationships with our existing retail partners and developing new relationships with national, regional and local retailers. The team is organized into groups that specialize in marketing to specific retail industry segments, which allows us to tailor our offering to the specific requirements of each retail partner. As of December 31, 2024, our sales and marketing teams consisted of 21 employees. Those who are exclusively focused on sales typically receive a combination of base salary and an incentive-based compensation.

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

Our Retail Partners

In the U.S., we have contracts with over 50 major national and regional retailers, including convenience stores, supermarkets, drug stores, and other high-traffic retail chains, which represent approximately 2,700 BTMs. Circle K is the largest retailer in our portfolio, representing approximately 23% and 27% of our total revenues for the years ended December 31, 2024 and 2023, respectively. The underlying retail agreement with Circle K has an initial term of five years. As of December 31, 2024, our contract with Circle K had a remaining life of 0.5 years. In January 2025, our contract with Circle K was extended by 1 year. Our other top ten retail partners (excluding Circle K) comprise 11.5% of our retail locations. Contracts with these other nine retail partners have a weighted average remaining life of 3.4 years as of December 31, 2024. Many of our contracts include auto-renewal features providing for additional one-year terms following the expiration of the initial term. Such contracts may be terminated at either party’s option by giving proper notice in accordance with the subject contract. The terms of our retail partner contracts vary because of negotiations at the time of execution. In addition, through BDCheckout, our users can now load cash into their accounts at the checkout counter at approximately 7,600 retailer locations, and then use those funds to purchase Bitcoin.

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

Genmega

Genmega is a global provider of kiosks and traditional cash ATMs and is currently the largest provider of our BTM kiosks. The company was founded over ten years ago and has cumulatively delivered more than 150,000 ATMs worldwide. Since 2016, Genmega has supplied more than 8,000 kiosks to us.

Gemini

Gemini is an American cryptocurrency exchange and custodian that allows customers to buy, sell, and store digital assets. To place orders for Bitcoin on the Gemini exchange, we are required to have USD on account and available which facilitates the purchasing process. We maintain a minimum USD balance needed for anticipated Bitcoin purchases for the day. We replenish the account with USD as needed. Gemini is the sole cryptocurrency exchange with which we hold USD balances. For the year ended December 31, 2024, our average daily USD balance held in fiat wallets on the Gemini exchange was approximately $0.5 million.

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

Lease Providers

We utilize three major lessors to finance approximately 3,500 of our BTMs. We believe these lessors are experienced in lease transactions and have adequate equity reserves. We have been able to negotiate with several lease providers and are able to receive market rates for these lease arrangements. As of December 31, 2024, we have lease commitments to acquire all the kiosks for a bargain purchase option at the end the lease term.

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

We do not custody Bitcoin for our kiosk users. Our relationship with our primary liquidity provider allows us to purchase Bitcoin to quickly replenish amounts sold to users, which means that we hold relatively small amounts of Bitcoin for customer sales at any given time. Due to the minimal amount of Bitcoin held at any given time (typically less than $1.0 million) in our hot wallets to fulfill orders from users while we are automatically placing orders with liquidity providers and exchanges to replenish the Bitcoin we have sold to users, coupled with our high transaction volumes, we do not store Bitcoin in cold wallets.

Human Capital

As of December 31, 2024, we had 126 full-time employees, most of whom were in the U.S. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages. We believe we have a positive relationship with our employees.

We believe that our success is driven by our employees. Therefore, we strive to drive their own professional growth, success and wellbeing. Our human capital strategy focuses on:

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

Seasonality and Inflation

We have typically experienced seasonality in the 4th quarter of the calendar year in our revenue and the related cost of cryptocurrency. We believe this trend is attributable to less business days in the quarter as a result of public holidays. Our costs of goods, services and labor and third-party services, have been impacted by the recent high inflationary environment. To date, we have been successful in managing these inflationary cost increases through pricing, productivity and cost-cutting initiatives. There can be no assurance that our operating results will not continue to be affected by inflation in the future or that we will be successful in managing such cost increases.

Governmental Regulation

Currently, we operate in the U.S., Puerto Rico, Canada and Australia in a complex and rapidly evolving regulatory environment and are subject to a wide range of laws, rules and regulations enacted by U.S. and Canadian federal, state, territorial, provincial, and local governments and regulatory authorities. At a high-level, this evolving regulatory environment currently is characterized by a heightened focus by regulators on the cryptocurrency industry and countering terrorist financing and anti-money laundering. The scope of laws, rules, and regulations that can impact our business, including many laws, rules, and regulations that were enacted prior to the creation of the digital financial system, are expansive and include certain of the requirements that apply to financial services, money transmission, privacy protection, cybersecurity, electronic payments, and securities and commodities regulation, as well as bespoke cryptocurrency laws that have been adopted in some jurisdictions. Notwithstanding the applicability of the above-described regulatory framework, currently we are not supervised or examined by any banking, securities or commodities regulator such as the Office of the Comptroller of the Currency, the Office of the Superintendent of Financial Institutions, the SEC, or the Commodity Futures Trading Commission.

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

We regularly monitor official SEC releases and comments made by senior SEC officials, including the sitting Chairman, regarding the regulation of cryptocurrencies and related activities. Based on such statements, historical enforcement actions and existing regulations and laws, we have made the determination that our activities and the cryptocurrencies that we currently sell, which consists of only Bitcoin, do not subject us to SEC regulation (other than in connection with our status as a public company) and thus we believe we are not required to be registered with the SEC to support transactions which consist of only Bitcoin at our BTMs and via BDCheckout. We note that we have previously provided products and services related to Litecoin and Ethereum, however, based on a risk-based determination made after consideration of public statements by the SEC, historical enforcement actions, and existing regulations and laws in effect at the time, we have determined to limit our activities to Bitcoin only.

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

Recent Developments in State Regulations

Several states have introduced or have pending legislation regarding cryptocurrency, digital or virtual currency. We cannot be sure of the impact such pending or future legislation might have on our results of operations or financial condition, or the probability that such bills will be entered into law. See below for recently effective state regulations and how they have impacted our business thus far.

California

As expanded upon below, California passed certain legislation over the past year which limited our ability to operate effectively in that state. As a result, the Company has significantly reduced its footprint of kiosks in the state of California. However, we continue to evaluate the regulatory environment and our ability to comply with new regulations and reinstate operations there.

Effective as of January 1, 2025, the Digital Financial Assets Law of California requires a kiosk operator to: (a) limit the charges that may be collected from a customer, such that they may not collect direct or indirect charges from a customer related to a single digital financial asset transaction that exceeds the greater of (x) $5, or (y) 15% of the U.S. Dollar equivalent of digital financial assets involved in the transaction, and (b) provide written disclosures to a customer prior to completing a transaction, that includes the following certain minimum information.

Effective as of January 1, 2024, pursuant to the Digital Financial Assets Law of California, operators of digital financial asset transaction kiosks in California are required to 1) provide to the Department of Financial Protection and Innovation of California (“DFPI”) a list of all locations of kiosks that the operator owns, operates or manages in California and to provide the DFPI with any updates to these locations within 30 days of any change; 2) abide by transaction limits of $1,000 in a day from a customer via kiosk; and 3) provide customers with receipts that include certain information regarding the transaction.

Connecticut

On October 1, 2024, the Connecticut Act Concerning Digital Assets became effective, placing heavy regulatory, process and compliance burdens on our operations in the state. This bill allows the banking commissioner to adopt regulations, forms and orders governing the business use of digital assets by entities that, and individuals who, are under his regulatory jurisdiction (e.g. state-chartered banks and credit unions). The regulations, forms, and orders must ensure consumer protection and the commissioner may consult with federal and other states’ financial services regulators, other stakeholders, and industry professionals to ensure that digital assets receive, to the extent practicable, consistent treatment. Further, the bill created a transaction limit of $2,000 for new customers and a $5,000 transaction limit for existing customers and capped fees for all transactions at 15%.

The bill also imposes several disclosure and receipt requirements on virtual currency kiosk owners and operators. It further requires them to allow customers to cancel and receive a full refund for a virtual currency transaction within seventy-two hours after the new customer registered as a customer of such owner or operator if, not later than thirty days after the last virtual currency transaction that occurred during such seventy-two-hour period. Lastly, the bill allows the banking commissioner to establish a schedule of maximum fees that an owner or operator of a virtual currency kiosk may charge for specific services.

Minnesota

On August 1, 2024, the Minnesota Act Regulating Disclosures and Consumer Protections Related to Virtual-Currency Kiosks became effective, which placed additional compliance burdens on our operations and increased the risk of deterring consumers or decreasing market confidence in cryptocurrency. This bill requires virtual currency kiosk operators to (1) disclosure to consumers the relevant terms and conditions of the transactions; (2) issue full refunds for transactions made within seventy two hours of becoming a new customer if fraudulently induced to engage in virtual currency transactions and is reported within 14 days of the last transaction during the seventy two hour window and the customer contacts the virtual currency kiosk operator and a government or law enforcement agency informing of them of the fraudulent nature of the transaction; and (3) set maximum daily transaction limits of $2,000 for new customers. The disclosures on material risks must be made to customers before entering into the virtual currency transaction, and must include at least certain enumerated risks.

Nebraska

On September 1, 2025, LB 609 will take effect in Nebraska. The law establishes a transaction limit of $2,000 for new customers (defined as individuals within 14 days of signing up), while existing customers will be permitted to transact up to $10,500 per day. Additionally, LB 609 imposes an 18% fee cap on transactions and requires operators to issue full refunds for transactions conducted by new customers within their first 14 days of registration, with refund requests permitted up to 90 days after the transaction.

Vermont

On May 10, 2024, the Vermont Act Relating to Banking, Insurance and Securities was signed into law. This act imposes a daily transaction limit of $1,000, a fee cap of 3% on transactions and a one year moratorium (beginning at the end of June 2024) on the installation of any new kiosks in the state. This has limited our ability to grow sales, transaction volumes and our consumer base in the state.

Pending Federal Legislation

Certain federal agencies and representatives have introduced or have pending legislation regarding cryptocurrency, digital or virtual currency. We cannot be sure of the impact such pending or future legislation might have on our results of operations or financial condition, or the probability that such bills will be entered into law. We continue to monitor the status of pending legislation.

FinCEN has issued a notice of proposed rulemaking to see public comments on a proposal to require banks and money service businesses to submit reports, keep records, and verify the identity of customers in relation to transactions involving convertible virtual currency (“CVS”) or digital assets with legal tender status (“LTDA”) held in unhosted wallets (as defined below), or held in wallets hosted in a jurisdiction identified by FinCEN. FinCEN is proposing to adopt these requirements pursuant to the BSA. To effectuate certain of these proposed requirements, FinCEN proposes to prescribe by regulation that CVC and LTDA are “monetary instruments” for purposes of the BSA. However, FinCEN is not proposing to modify the regulatory definition of “monetary instruments” or otherwise alter existing BSA regulatory requirements applicable to “monetary instruments” in FinCEN's regulations, including the existing currency transaction reporting (“CTR”) requirement and the existing transportation of currency or monetary instruments reporting requirement.

On February 25, 2025, the Crypto ATM Fraud Prevention Act was introduced by Senator Dick Durbin (D-IL), proposing significant regulatory changes that could materially adversely impact our operations. If enacted, the bill would impose new customer transaction limits, fee caps, refund requirements, and additional compliance measures for cryptocurrency kiosk operators. The bill defines “new customers” as individuals who have signed up within the past 14 days and imposes a transaction limit of $2,000 per day and $10,000 in total transactions during that period. Existing customers would be subject to a $5,000 daily transaction limit. Specifically, operators would be required to issue full refunds for transactions conducted by new customers within the first 14 days of signing up, with refund requests allowed up to 30 days after the transaction. For existing customers, fee refunds would be required if requested within 30 days. The bill also mandates verbal confirmation for transactions exceeding $500, which may introduce operational challenges and increased processing times. We are unable to predict whether or not the proposed legislation will be passed into law (or even if it will be voted upon).

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

In 2024 Canaccord added Bitcoin Depot Operating LLC as a defendant to account for the name change following the closing of the merger. Canaccord now estimates the total transaction value could be up to $655 million.

Bitcoin Depot does not believe the allegations made against it are valid and intends to vigorously defend against them. The range of potential loss related to the identified claim is between $0 and $23.0 million, the amount of damages that Canaccord is seeking in the lawsuit. The additional costs mentioned in the claim are not able to be estimated at this time. The discovery phase of the litigation involving documentary productions and oral examinations is largely completed. A mediation of the dispute has been rescheduled to second quarter of 2025.

In March 2025, two of our subsidiaries were served with a civil complaint from the Attorney General of the State of Iowa (the “Iowa AG”) in connection with a suit filed against us by the Iowa AG, on behalf of the state of Iowa, in the Iowa District Court for Polk County. The complaint alleges that our subsidiaries violated certain provisions of the Iowa Consumer Fraud Act as a result of Bitcoin withdrawals made from our ATMs being used by our customers to pay make payments under a variety of fraudulent schemes. The complaint further alleges that Bitcoin Depot should have known that the purpose of these withdrawals was to make payment under such schemes and that it should have taken additional steps to protect its customers. The complaint is seeking a preliminary and permanent injunction against the subsidiaries from either operating in Iowa or further violating the Iowa Consumer Fraud Act as well as monetary penalties. The Company strongly rejects any allegations that its subsidiaries or their BTMs violated the Iowa Consumer Fraud Act and intends to vigorously defend itself against the allegations. While we believe that the Iowa AG is misinterpreting the related act and we have other strong defenses, we cannot assure you of the ultimate outcome of the claim. Although the Company does not believe that this matter will have a material adverse effect on its business, financial position, results of operations or cash flows, the Company can provide no assurance as to the scope and outcome of this matter and no assurance as to whether there will be a material adverse effect to its business or its Consolidated Financial Statements.

We are also party to various other legal proceedings and claims in the ordinary course of our business. We believe these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Corporate Information

Our principal executive office is located at 3343 Peachtree Road NE, Suite 750, Atlanta, Georgia, 30326, which is where our records are kept and the principal business address for our executive officers. Our mailing address is 2870 Peachtree Road #327, Atlanta,

Georgia, 30305 and our telephone number is (678) 435-9604. Our internet website is located at https://bitcoindepot.com. The information on our website is not a part of or incorporated by reference into this Annual Report on Form 10-K.

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

Risks Related to our Business and Industry

•
Our total revenue is substantially dependent on the price and volume of transactions conducted by our customers. Furthermore, our transaction volume may be partially dependent on the prices of Bitcoin we sell, which can be volatile.
•
Our long-term success depends on our ability to develop new and innovative products and services to address and keep pace with the rapidly evolving market for payments and financial services.
•
Our risk management efforts may not be effective, which could expose us to losses and liability and harm our business.
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
•
Disputes with our users could adversely impact our brand, reputation, business, operating results, and financial condition.
•
There are a number of risks associated with our non-U.S. operations that could adversely affect our business.
•
Our products and services may be exploited to facilitate illegal activity such as fraud, money laundering, gambling, tax evasion, and scams. If any users use our business to further such activities, our business could be adversely affected.
•
If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products and services, our business, operating results, and financial condition may be significantly harmed.
•
Our products and services may be negatively characterized by consumer advocacy groups, the media or certain federal, state and local government officials.
•
Our strategy and focus on delivering high-quality, compliant, easy-to-use, and secure Bitcoin-related services may not maximize short-term or medium-term financial results.
•
Any significant disruption in our kiosks or software, information technology systems, or any of the blockchain networks related to our business, could adversely impact our reputation and our business, operating results, and financial condition.

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
•
We have entered into, and may in the future enter into, acquisitions, strategic investments, partnerships or relationships, entries into new businesses, joint ventures, divestitures, and other transactions which could fail to achieve strategic objectives, harm our business, and negatively impact our results of operations in a variety of ways.
•
Our business could be harmed if we are unable to accurately forecast demand for Bitcoin and to adequately manage our Bitcoin balances and kiosk inventory.
•
Cryptocurrency balances, including the balances we maintain for our own account or balances that may be maintained for us, and any investments in cryptocurrency, is subject to volatile market prices, impairment, and other risks of loss.
•
Our failure to safeguard and manage our 3rd party operators' crypto assets could adversely impact our business.
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
•
Adverse developments affecting the financial services industry could adversely affect our current and projected business operations, our financial condition, and results of operations.
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
•
We face risks related to heightened inflation, which could adversely affect our business and results operations.
•
We are subject to economic and geopolitical risk, business cycles, and the overall level of consumer, business and government spending, which could negatively affect our business, financial condition and results of operations.
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

•
We are subject to an extensive and highly evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws, rules, and regulations could adversely affect our business, and financial condition.
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
•
The digital financial system is novel. If we are unable to effectively react to future proposed legislation and regulation of cryptocurrencies or cryptocurrency businesses, our business, and financial condition could be adversely affected.
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
•
Changing environmental and safety regulations, including those regarding climate change, coupled with investors’ expectations of our performance relating to environmental, social, and governance factors may impose additional costs and expose us to new risks.

Other categories of risk discussed in more detail below include risks related to third parties, our management and employees, our capital structure and our tax receivables agreement.

Risks Related to our Business and Industry

Our total revenue is substantially dependent on the price and volume of transactions conducted by our customers. If either declines, our business would be adversely affected. Furthermore, our transaction volume may be partially dependent on the prices of Bitcoin we sell, which can be volatile. If such prices decline, the volume of user transactions could decrease and our business, operating results, and financial condition would be adversely affected.

We generate substantially all of our revenue from the cash paid by customers to purchase Bitcoin from our kiosks. Revenue is based on the prices we charge our customers based on prevailing market prices and may fluctuate based on the price of Bitcoin. Additionally, the number of user transactions and our transaction volumes may be partially dependent on the prices of Bitcoin, as well as the associated demand for buying, selling and trading Bitcoin, which can be and historically have been volatile. If such prices decline, the number of user transactions or our transaction volumes could decrease. As such, any declines in the volume of transactions, or any declines in the price of Bitcoin or market liquidity for cryptocurrency generally, may result in lower total revenue to us. For example, from January 1, 2020 through March 2025, the trading price of Bitcoin appreciated significantly, from a low of approximately $3,800 per Bitcoin in March 2020, to a high of approximately $109,588 per Bitcoin in January 2025. The price and trading volume of any cryptocurrency, including Bitcoin, is subject to significant uncertainty and volatility, depending on a number of factors, including:

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
•
federal and state regulatory or legislative changes and updates affecting the digital financial system;
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
•
ongoing technological viability and security of cryptocurrency and its associated smart contracts, applications and networks, including vulnerabilities against hacks and scalability, particularly given the evolution and increased adoption of artificial intelligence (“AI”) technologies, which amplifies these concerns;
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
•
level of interest rates and inflation;
•
monetary policies of governments, trade restrictions, and fiat currency devaluations; and
•
national, North American and international economic and political conditions and the proliferation of global and regional conflicts and political instability, including the war in Ukraine, continued tensions between China and the United States and sustained conflicts in the Middle East.

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

We offer payments and other products and services to a large number of users. We have programs designed to vet and monitor these users and the transactions we process for them as part of our risk management efforts, but such programs require continuous improvement and may not be effective in detecting and preventing fraud and illegitimate transactions, particularly given the increase in sophistication of techniques used to conduct cyberattacks and rapid evolution and increased adoption of AI technologies. When our services are used to process illicit transactions, and we settle those funds to users and are unable to recover them, we suffer losses and liability. Additionally, illicit transactions can also expose us to governmental and regulatory enforcement actions.

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

We maintain insurance policies providing general liability, umbrella and excess liability coverage, each of which has an aggregate limit between $2 million to $9 million, as well as coverage relating to cyber-related incidents, having an aggregate policy limit of approximately $5 million. Typically, these insurance policies have one-year terms, and we are able to apply for term renewal at the end of each calendar year. With respect to termination provisions included in the subject policies, we have the option to terminate each policy by providing notice to the applicable provider and fulfilling our obligation to pay the minimum earned premium due under the applicable policy. While we maintain a program of insurance coverage for various types of liabilities, we may self-insure against certain business risks and expenses where we believe we can adequately self-insure against the anticipated exposure and risk or where insurance is either not available or deemed not cost-effective.

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

We have administrative, technical, and physical security measures and controls in place and maintain an information security program. However, our security measures, or the security measures of companies we acquire, may be inadequate or breached as a result of third-party action, employee or service provider error, malfeasance, malware, phishing, hacking attacks, system error, trickery, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or otherwise, and, as a result, someone may be able to obtain unauthorized access to sensitive information, including personal data, on our systems. We could be the target of a cyber security incident, which could result in harm to our reputation and financial losses. Additionally, our users have been and could be targeted in cyber security incidents like an account takeover, which could result in harm to our reputation and financial losses. Notably, the techniques and sophistication used to conduct cyberattacks and compromise information technology systems, as well as the sources and targets of these attacks, change and are often not recognized until such attacks are launched or have been in place for some time. Furthermore, there has been an increase in state sponsored cyberattacks which are often conducted by capable, well-funded groups. The rapid evolution and increased adoption of AI technologies amplifies these concerns.

Additionally, privacy and data protection laws are evolving, and these laws may be interpreted and applied in a manner that is inconsistent with our data handling safeguards and practices that could result in fines, lawsuits, and other penalties, and significant changes to our business practices and products and services. Violation of privacy laws in the U.S. (especially in California), even if inadvertent, can lead to significant financial consequences, including significant fines and sanctions. Our future success depends on the reliability and security of our products and services. To the extent that the measures we or any companies we acquire have taken prove to be insufficient or inadequate, or to the extent we discover a security breach suffered by a company we acquire following the closing of such acquisition, we may become subject to litigation, breach notification obligations, or regulatory or administrative sanctions, which could result in significant fines, penalties, damages, harm to our reputation, or loss of users. If our own confidential business information or sensitive user information were improperly disclosed, our business could be adversely affected. Additionally, a party who circumvents our security measures could, among other effects, appropriate user information or other proprietary data, cause interruptions in our operations, or expose users to hacks, viruses, and other disruptions.

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

The products and services provided by our competitors are differentiated by features and functionalities, including brand recognition, user service, reliability, distribution network and options, information technology infrastructure, price, speed, and convenience. Distribution channels such as online, mobile solutions, account deposit and kiosk-based services continue to evolve and impact the competitive environment for cryptocurrency transactions. For example, traditional financial institutions could offer competing cryptocurrency-related products and services to our existing and prospective users. Additionally, we expect our competitors to continue to improve their information technology systems and user interfaces, including through the use of AI and machine learning solutions, to further enhance operations and their exchange or trading platforms.

Our future growth depends on our ability to compete effectively in Bitcoin transaction-related services, including through innovation of our own technology infrastructure and appropriate addressing user experience. For example, if our products and services do not offer competitive features and functionalities or if we do not keep up with technological advances, we may lose users to our competitors, which could adversely affect our business, financial condition and results of operations. In addition, if we fail to charge our users comparable and appropriate transaction and other fees relative to our competitors, users may not use our services, which could adversely affect our business, financial condition and results of operations. For example, transaction volume, where we face intense competition, could be adversely affected by pricing pressures between our services and those of some of our competitors, which could reduce the markup at which we sell Bitcoin to users and the separate flat transaction fee that we charge and adversely affect our financial condition and results of operations. We have the ability to implement fee adjustments from time to time in response to competition and other factors. Fee reductions could adversely affect our financial condition and results of operations in the short-term and may also adversely affect our financial condition and results of operations in the long-term if transaction volumes do not increase sufficiently in response.

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

From time to time we have been, and may in the future be, subject to claims and disputes with our users with respect to our products and services, such as regarding the execution and settlement of cryptocurrency trades, fraudulent or unauthorized transactions, account takeovers, deposits and withdrawals of cryptocurrency, failures or malfunctions of our systems and services, or other issues relating to our products and services. Additionally, the ingenuity of criminal fraudsters may cause our users to be subject to ongoing account takeovers and identity fraud issues. While we have taken measures to detect and reduce the risk of fraud, there is no guarantee that they will be successful and, in any case, require continuous improvement and optimization for continually evolving forms of fraud to be effective. There can be no guarantee that we will be successful in detecting and resolving these disputes or defending ourselves in any of these matters, and any failure may result in impaired relationships with our users, damage to our brand and reputation, and substantial fines and damages. In some cases, the measures we have implemented to detect and deter fraud have led to poor user experiences, including indefinite account inaccessibility for some of our users, which increases our user support costs and can compound damages. We could incur significant costs in compensating our users, such as if a transaction was unauthorized, erroneous, or fraudulent. We could also incur significant legal expenses resolving and defending claims, even those without merit. To the extent we are found to have failed to fulfill our regulatory obligations, we could also lose our authorizations, registrations or licenses or become subject to conditions that could make future operations more costly, impair our ability to grow, and adversely impact our operating results. We are subject to investigation and enforcement action by state, federal, and international consumer protection agencies, including the Consumer Financial Protection Bureau, the Federal Trade Commission (“FTC”), state agencies and attorneys general in the U.S., the Canadian Office of Consumer Affairs, and other similar U.S. and Canadian government authorities, each of which monitors user complaints against us and, from time to time, escalates matters for investigation and potential enforcement against us.

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
•
changes in political and economic conditions and potential instability in certain regions, including in particular the recent civil unrest, terrorism, political turmoil and economic uncertainty in Africa, the Middle East, Europe (including Ukraine), and other regions;
•
changes in the political and economic relationships between the U.S. and other nations, including the continued uncertainty in U.S. trade policy;
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

Our products and services may be negatively characterized by consumer advocacy groups, the media or certain federal, state and local government officials, and if those negative characterizations result in restrictions on the fees we charge to users or become increasingly accepted by current or potential new users and/or our retail partners, our reputation could be significantly impacted, , all of which could materially and adversely impact our business.

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

Our kiosks and certain cryptocurrency and blockchain networks have experienced from time to time, and may experience in the future, service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, insider threats, break-ins, sabotage, human error, vandalism, earthquakes, hurricanes, floods, fires, and other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. As noted earlier, the techniques and sophistication used to conduct cyberattacks, as well as the sources and targets of these attacks, change and are often not recognized until such attacks are launched or have been in place for some time, which could elongate the interruption. The rapid evolution and increased adoption of AI technologies amplifies these concerns. In addition, extraordinary transactions or site usage could cause our kiosks to operate at an unacceptably slow speed or even fail.

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

We had approximately $1.5 million and $0.7 million of cryptocurrency as of December 31, 2024 and December 31, 2023, respectively. The prices of cryptocurrencies have been highly volatile and may continue to be volatile in the future, including as a result of various associated risks and uncertainties. For example, the prevalence of cryptocurrency is a relatively recent trend, and the long-term adoption of cryptocurrency by investors, consumers, and businesses remains uncertain. The lack of a physical form, reliance on technology for creation, existence, and transactional validation, and decentralization may subject cryptocurrencies’ integrity to the threat of malicious attacks and technological obsolescence. We currently no longer hold any cryptocurrency as an investment, rather we only hold Bitcoin for operational purposes. To the extent the market value of the Bitcoin we hold continues to decrease relative to the purchase prices, our financial condition may be adversely impacted.

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
•
in the event of a major bank failure or other adverse financial event impacting where our cash, cash equivalents and interest-bearing deposits are held, we could face major risks to the recovery of such deposits. As of December 31, 2024, approximately $12.8 million of our $29.5 million in cash, cash equivalents and interest-bearing deposits was not subject to insurance protection against loss or was in excess of the deposit insurance limits at banks;
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

Our revenue was approximately $573.7 million in 2024 and $689.0 million in 2023. We have recently experienced growth in our transaction volume from the years ended December 31, 2023 to December 31, 2024. However, even if our transaction volume continues to increase, we expect that our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business, new entrants into the market and the maturation of the BTM operator industry. Overall growth of our transaction volume depends on a number of factors, and we may not successfully accomplish our objectives, which makes it difficult for us to forecast our future operating results. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain or grow transaction volumes, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. Additionally, if we fail to address the risks and difficulties that we face, including those associated with the factors listed above as well as those described elsewhere in this “Risk Factors” section, our growth rate will be adversely affected. You should not rely on our results for any prior quarterly or annual periods as any indication of our future transaction volumes or revenue growth.

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

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. Further, there has been limited precedent for the financial accounting of crypto assets and related valuation and revenue recognition. Currently, we account for the crypto assets we hold for operating purposes as intangible assets with indefinite useful lives, which requires us to measure these crypto assets at cost less impairment. As a result of the high volatility in the crypto economy and of crypto asset prices, which may continue to experience significant declines, we may continue to record impairment charges on the crypto assets we hold in a particular period.

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

We currently operate in states where we have obtained the requisite licenses to the extent that the laws and regulations of such states clearly indicate that a license is required or where state regulators have advised us that we need a license to operate. In the U.S., we are registered as a money services business with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury

(“FinCEN”) and are currently also licensed to operate as a money transmitter in Alabama, Alaska, Arkansas, Connecticut, Florida, Georgia, Iowa, Louisiana, Nevada, New Mexico, Ohio, Rhode Island, Vermont, Washington, Puerto Rico, and the District of Columbia. In Canada, we are registered with the Financial Transactions and Reports Analysis Centre of Canada ("FINTRAC") as a money services business. We have applied for a BitLicense from the New York State Department of Financial Services and we hold a Virtual Currency Business License from Louisiana and have money transmitter license applications pending in Arizona, Delaware, Illinois, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Missouri, North Carolina, North Dakota, Oklahoma, Pennsylvania and Tennessee. We also currently operate in states where we do not believe we are required, or have been informed by the relevant jurisdiction that we are not required, to obtain money transmitter licenses or any other required licenses. This belief is based on our analysis of the applicable laws and regulations and/or our communications with the regulators in the relevant jurisdiction. We plan to apply for money transmitter or virtual currency licenses or their equivalents in additional jurisdictions as needed. As we obtain additional licenses, we may be required to bear ongoing costs to comply with the requirements of the additional states or jurisdictions. If our licenses are not renewed, we are denied licenses in additional states or jurisdictions where we choose to apply for a license, or jurisdictions that have previously not required a license require a license in the future, we could be forced to seek a license or change our business practices.

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

The above risks are exacerbated by the uncertainty dominating the current regulatory environment. In June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court’s decision could significantly impact financial services, money transmission environmental regulation, consumer protection, advertising, privacy, artificial intelligence, and other regulatory regimes with which we are required to comply.

New approaches to policymaking and legislation may also produce unintended harms for our business, which may impact our ability to operate our business in the manner in which we are accustomed. Any of these regulations could negatively affect how we market our offerings and increase our regulatory compliance costs. It will become increasingly difficult to predict which new laws will apply to our business and when, especially with the potential for an increase in legal challenges to new laws. This uncertainty could, in turn, have a material adverse effect on our business, financial condition and results of operations.

It may become illegal to acquire, own, hold, sell, or use Bitcoin or other cryptocurrencies, participate in blockchains or utilize cryptocurrencies in other countries, which would adversely affect us.

Although currently the use of cryptocurrencies generally is not restricted in most countries, countries such as China and Russia have taken harsh regulatory actions to curb the use of cryptocurrencies and may continue to take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use cryptocurrencies or to exchange them for fiat currency. In September 2021, China instituted a blanket ban on all cryptocurrency transactions and mining, including services provided by overseas cryptocurrency exchanges in mainland China, effectively making all cryptocurrency-related activities illegal in China. In other nations, including Russia, it is illegal to accept payment in cryptocurrency for consumer transactions, and banking institutions are barred from accepting deposits of Bitcoin or other cryptocurrencies. In January 2022, the Central Bank of Russia called for a ban on cryptocurrency activities ranging from mining to trading. While our operations are currently limited to the U.S., Puerto Rico and Canada, such restrictions may adversely affect our growth potential or us if the restrictions limit the large-scale use of cryptocurrency or if the use of cryptocurrency becomes confined to certain regions globally. Such circumstances could have a material adverse effect on our business, prospects, operating results, and financial condition.

The theft, loss, or destruction of private keys required to access any Bitcoin may be irreversible. If we are unable to access our private keys or if we experience a hack or other data loss relating to our ability to access any Bitcoin, it could cause regulatory scrutiny, reputational harm, and other losses.

Bitcoin is generally accessible only by the possessor of the unique private key relating to the digital wallet in which the Bitcoin is held. While blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be safeguarded and kept private to prevent a third-party from accessing the Bitcoin held in the applicable wallet. To the extent that any of the private keys relating to our wallets containing Bitcoin held for our own account or our users’ private keys relating to their un-hosted wallets is lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, we or our users will be unable to access the Bitcoin held in the related wallet. Further, we cannot provide assurance that our or our users’ wallets will not be hacked or otherwise compromised. Cryptocurrency and blockchain technologies have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or any hack or other compromise of, digital wallets used to store our users’ Bitcoin could adversely affect our users’ ability to access or sell their Bitcoin, as well as result in loss of user trust in us. As such, any loss of private keys due to a hack, employee or service provider misconduct or error, or other compromise by third parties could hurt our brand and reputation, result in significant losses, and adversely impact our business. The balance in Bitcoin Depot’s hot wallets as of December 31, 2024 and 2023, was approximately $0.9 million. The average balance in Bitcoin Depot’s hot wallets during the year ended December 31, 2024 and 2023, was $0.6 million and $0.6 million, respectively.

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

We are also subject to regulations imposed by the FCPA in the U.S. and similar anti-bribery laws in other jurisdictions. To the extent we expand our non-U.S. operations, we could experience a higher risk associated with the FCPA and similar anti-bribery laws than other companies. Since 2016 and prior to the change in federal administration, there had been an increase in regulatory reviews and enforcement actions taken by the U.S. and other regulators related to antibribery laws, along with increased scrutiny on payments to and relationships with, foreign entities and individuals. However, on February 10, 2025, President Trump issued an executive order directing a pause in enforcement of the FCPA for an initial 180-day period while new enforcement guidelines are created. While the scope and substance of the forthcoming new FCPA enforcement guidelines remain unclear, the executive order by itself is not expected to produce a significant or lasting change in the FCPA compliance environment. Any investigation or negative finding in connection with such laws could result in significant fines or internal compliance cost, and could also harm our reputation, which would result in a negative impact on our business.

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

Changing environmental and safety regulations, including those regarding climate change, coupled with investors’ expectations of our performance relating to environmental, social, and governance factors may impose additional costs and expose us to new risks.

Our operations, like those of other companies engaged in similar businesses, may require the manufacturing, deployment, use and disposal of certain regulated materials in connection with our kiosks. Furthermore, our business implicates certain environmental concerns about Bitcoin mining, as the system on which Bitcoin is currently based consumes large amounts of electricity, making it particularly taxing for the environment. As a result, we are subject to the requirements of federal, state and local environmental protection and occupational health and safety laws and regulations. We are subject to potentially significant civil or criminal fines or penalties if we fail to comply with any of these requirements. We have made and will continue to make capital and other expenditures in order to comply with these laws and regulations. These include climate change regulation, which could materially affect our operating results through increased compliance costs. The requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business financial condition and results of operations.

In addition to the evolving nature of these regulations, there is also increased unpredictability in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, due to the change in administration and the overturning of the Chevron doctrine. For example, on January 20, 2025, President Trump signed an Executive Order entitled “Unleashing American Energy,” (the “ESG EO”) that, among other provisions, directed all agencies to adhere to only relevant legislated requirements for environmental considerations and to prioritize energy production, and directed the Environmental Protection Agency (the “EPA”) to consider eliminating the social cost of carbon from permitting or regulatory decisions and reconsider its 2009 finding that greenhouse gas (“GHG”) emissions endanger public health and welfare, which provides legal support for EPA GHG emissions regulations. The future impact of these actions and the new administration generally on existing climate-related regulations cannot be predicted at this time. The SEC’s new climate disclosure rules are another example of this regulatory uncertainty, which, while adopted by the SEC, have been voluntarily stayed pending judicial review. The uncertainty around the evolution of the United States’ regulatory environment with regards to regulating GHGs and climate change issues renders it increasingly difficult to plan for future developments. Ultimately, these future regulatory developments could increase costs of operations for us or our customers, reduce demand and adversely impact our operations.

Further, there is an increasing focus from certain investors, employees, users and other stakeholders concerning corporate responsibility, specifically related to environmental, social, and governance (“ESG”) matters, or ESG. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. The growing investor demand for measurement of non-financial performance is addressed by third-party providers of sustainability assessment and ratings on companies. The criteria by which our corporate responsibility practices are assessed may change due to the constant evolution of the sustainability landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies and actions with respect to corporate social responsibility are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.

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

However, anti-ESG initiatives might serve as a counteracting concern in the future, particularly in light of recent executive orders issued by President Trump. In recent years anti-ESG sentiment has gained momentum in the United States, with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and could find support in President Trump’s ESG EO, regardless of the anticipated challenges to it. Further, some conservative groups and Republican state attorneys general have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several new cases alleging discrimination based on similar arguments have been filed since the decision, which has escalated scrutiny of certain practices and initiatives related to diversity, equity, and inclusion (“DEI”). This scrutiny may increase in light of President Trump’s repealing of a 1965 Executive Order barring employment discrimination by federal contractors and new Executive Order issued on January 20, 2025 directing federal agencies to terminate DEI mandates, policies and programs, dissuading private companies from implementing them and suggesting the risk of legal actions or civil investigations for employers who do not comply (though specifications of what policies could merit investigation are not provided). The future impact of these actions on existing DEI regulations cannot be predicted at this time, particularly given that such new orders are likely to face legal challenges. However, in the interim, such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in additional compliance obligations or becoming the subject of investigations or enforcement actions.

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

Due to our reliance on the components or products produced by certain of our suppliers, we are subject to the risk of shortages and long lead times or other disruptions in the supply of certain components or products. Our ongoing efforts to identify alternative manufacturers for the assembly of our products and for many of the single-sourced components used in our products may not be successful. In the case of off-the-shelf and other hardware components of our kiosk-based equipment, we are subject to the risk that our suppliers may discontinue or modify them, or that the components may cease to be available on commercially reasonable terms, or at all. We have in the past experienced, and may in the future experience, component shortages or delays or other problems in product assembly, and the availability of these components or products may be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, the occurrence of a contagious disease or illness, component or material shortages, freight/shipping shortages, cost increases, acquisitions, insolvency, bankruptcy, business shutdowns, trade restrictions, changes in legal or regulatory requirements, or other similar problems. The current global supply chain disruptions and shortages, in particular with respect to integrated circuits, have affected our supply chain and resulted in low levels of inventory for some of our hardware products. Therefore, our suppliers may be unable to timely fulfill orders for some hardware products. These hardware shortages could negatively affect our ability to deploy our kiosks and serve our users, and if such shortages continue for an extended period of time, could materially and adversely impact our financial results.

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

For the years ended December 31, 2024 and 2023, we derived approximately 23% and 27%, respectively, of our total revenue from kiosks placed at the locations of our largest retail partner, Circle K, under individual corporate and franchisee lease agreements.

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

As of December 31, 2024, our total indebtedness, excluding unamortized debt discounts and debt issuance costs of $0.8 million, was $56.2 million, including the accrual for the current note payable exit fee. In connection with the consummation of the Merger, we amended and restated our existing credit agreement, which provided BT OpCo with a $20.8 million term loan. We may also incur significant additional indebtedness in the future. See Note 25 - Subsequent Events in Item 8 of this Annual Report on Form 10-K.

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

The exercise price for each Warrant is $11.50 per share, subject to adjustment, which is greater than the market price of our Class A common stock, which was $1.38 per share based on the closing price on March 20, 2025. There can be no assurance that the Warrants will be “in the money” prior to their expiration and, as such, the Warrants may expire worthless.

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

The Amended and Restated Charter authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. On June 30, 2023, in connection with the closing of the Merger, we issued 4,300,000 shares of Series A Preferred Stock in a private placement to entities affiliated with Shaolin in connection with the previously announced PIPE Financing. As of December 31, 2024, 2,566,116 shares of Series A Preferred Stock have been converted into Class A common stock. Although the Series A Preferred Stock do not carry voting rights (other than in relation to amendments to the certificate of designation itself or as required by the DGCL), the terms of one or more additional classes or series of preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A common stock.

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

The members of senior management involved in managing our material risks from cybersecurity threats, including our Chief Technology Officer, Chief Information Security Officer, Cybersecurity Operations Director, Chief Financial Officer and General Counsel and Corporate Secretary are experienced in data security matters and financial reporting matters. Our Chief Information Security Officer has more than 20 years of experience in information technology and has served in multiple technology executive roles, including security-compliance-related roles and holds a degree in Computer Information Systems from Harding University. Our Chief Technology Officer holds a computer science degree and Master of Engineering in Computer Science from Massachusetts Institute of Technology and has held engineering roles in multiple financial technology companies. Our Cybersecurity Operations Director holds a Master of Science degree in computer engineering as well as a Master of Science degree in information assurance, both from Iowa State University. He has led the security operations centers for large, global data management software company, as well as a large payment processing company. Additionally, he has led audits and penetration tests as the senior manager of a consulting company. Prior to entering into the private sector, he served as a police officer where he was a detective, specializing in computer crimes and forensics. Our Chief Financial Officer has over 10 years of experience in financial statement reporting and auditing. Our General Counsel has significant experience advising on cybersecurity matters and data protection matters and building out cybersecurity and data privacy compliance program across retail-facing business lines in the financial services industry.

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

In 2024 Canaccord added Bitcoin Depot Operating LLC as a defendant to account for the name change following the closing of the merger. Canaccord now estimates the total transaction value could be up to $655 million.

Bitcoin Depot does not believe the allegations made against it are valid and intends to vigorously defend against them. The range of potential loss related to the identified claim is between $0 and $23.0 million, the amount of damages that Canaccord is seeking in the lawsuit. The additional costs mentioned in the claim are not able to be estimated at this time. The discovery phase of the litigation involving documentary productions and oral examinations is largely completed. A mediation of the dispute has been rescheduled to second quarter of 2025.

In March 2025, two of our subsidiaries were served with a civil complaint from the Attorney General of the State of Iowa (the “Iowa AG”) in connection with a suit filed against us by the Iowa AG, on behalf of the state of Iowa, in the Iowa District Court for Polk County. The complaint alleges that our subsidiaries violated certain provisions of the Iowa Consumer Fraud Act as a result of Bitcoin withdrawals made from our ATMs being used by our customers to pay make payments under a variety of fraudulent schemes. The complaint further alleges that Bitcoin Depot should have known that the purpose of these withdrawals was to make payment under such schemes and that it should have taken additional steps to protect its customers. The complaint is seeking a preliminary and permanent injunction against the subsidiaries from either operating in Iowa or further violating the Iowa Consumer Fraud Act as well as monetary penalties. The Company strongly rejects any allegations that its subsidiaries or their BTMs violated the Iowa Consumer Fraud Act and intends to vigorously defend itself against the allegations. While we believe that the Iowa AG is misinterpreting the related act and we have other strong defenses, we cannot assure you of the ultimate outcome of the claim. Although the Company does not believe that this matter will have a material adverse effect on its business, financial position, results of operations or cash flows, the Company can provide no assurance as to the scope and outcome of this matter and no assurance as to whether there will be a material adverse effect to its business or its Consolidated Financial Statements.

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

Holders of Record

As of, March 20, 2025, there were 23 registered holders of record of our Class A common stock and no registered holders of record of our Class B common stock. As of the filing date, there were 18 registered holders of record of our listed Warrants. Since many of our shares of Class A common stock and Warrants are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our equity compensation plan, see Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

None.

Issuer Purchases of Equity Securities

On September 22, 2023, the Company announced that its Board of Directors authorized a share repurchase program providing for repurchases of up to $10 million of the Company’s outstanding Class A common stock through June 30, 2024. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions, including through entry into 10b5-1 trading plans. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations, debt agreement limitations, and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. The Company purchased 69,976 shares of our Class A common stock during the fiscal year ended December 31, 2024 on the open market. The following table provides information regarding purchases of our securities made by us for the years ended December 31, 2024 and 2023.

SHARE REPURCHASES AND DIVIDENDS

The Company did not repurchase any shares during the fourth quarter of 2024.

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

As of December 31, 2024, our offerings included approximately 8,500 BTMs in retailer locations throughout the U.S., and Canada, our BDCheckout product, which is accepted at approximately 7,600 retail locations, and our mobile app. We maintain a leading position among cash-to-Bitcoin BTM operators in the U.S. and Canada.

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

Bitcoin Depot’s largest BTM deployment as of December 31, 2024 is with Circle K, a convenience store chain of over 9,000 stores in North America and over 5,000 stores in Europe and other international markets. We are the exclusive provider and operator of BTMs for Circle K in the U.S. and Canada, and as of December 31, 2024, we have installed our BTMs in approximately 1,100 Circle K stores. We also have kiosks deployed in other convenience stores, gas stations, grocery stores, pharmacies, and shopping malls.

Cryptocurrencies

Our revenues, $573.7 million and $689.0 million for the years ended December 31, 2024 and 2023, respectively, have not been correlated to the price of Bitcoin historically, even in light of volatile Bitcoin prices. For example, our revenue for the year ended December 31, 2024 declined by 16.7% year-over-year, while the market price of Bitcoin increased by 121% during the same period. Based on our own user surveys, a majority of our users use our products and services for non-speculative purposes, including money transfers, international remittances, and online purchases, among others.

We use a sophisticated Bitcoin management process to reduce our exposure to volatility in Bitcoin prices by maintaining a relatively low balance (typically less than $1.0 million) of Bitcoin at any given time in our hot wallets to fulfill orders from users, which we believe differentiates us from our competition. Our typical practice is to purchase Bitcoin through a liquidity provider such as Cumberland DRW or Abra. We replenish our Bitcoin only through purchases from leading Bitcoin liquidity providers and do not engage in any mining of Bitcoin ourselves. Our sophisticated replenishment process enables us to satisfy our users’ Bitcoin purchases with our own Bitcoin holdings yet maintain relatively small balances of Bitcoin to effectively manage our principal risk. There are two main components of the working capital required in our operations. On the Bitcoin side, we maintain Bitcoin in our hot wallets to fulfill orders from users while we are automatically placing orders with liquidity providers and exchanges to replenish the Bitcoin we have sold to users. The second component to working capital is the cash that accumulates in the BTM kiosks. As users insert cash into the BTM kiosks, cash accumulates until armored carriers collect the cash and process it back to our bank accounts. While not required, we typically maintain a variable level of cash in the BTM kiosks at all times. As of December 31, 2024, cash in BTM kiosks was approximately 22.4% of average monthly revenues.

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

Regulatory Environment

We operate internationally and in a rapidly evolving regulatory environment characterized by a heightened focus by regulators globally on all aspects of the payments industry, including countering terrorist financing, anti-money laundering, privacy, cybersecurity, and consumer protection. The laws and regulations applicable to us, including those enacted prior to the advent of digital payments, are continuing to evolve through legislative and regulatory action and judicial interpretation. New or changing laws and regulations, including changes to their interpretation and implementation, as well as increased penalties and enforcement actions related to non-compliance, could have a material adverse impact on our business, results of operations, and financial condition. It is also possible that the increased regulatory uncertainty could increase the cost of compliance due to tension with conflicting federal, state and local regulations, and could thus have a material adverse effect on our business, financial condition and results of operations.

Significant changes or developments in U.S. laws and policies, such as laws and policies surrounding international trade, foreign affairs, environmental impact, and diversity and inclusion, among others, could materially adversely affect our business and financial condition. For examples, it is anticipated that the United States has imposed and may continue to impose tariffs which could result in a trade war, and the adoption or expansion of such tariffs or other governmental action related to tariffs and international trade may have a material adverse effect on our supply chain and access to equipment, costs and profit margins. Furthermore, due to the overturning of the Chevron doctrine, which provided for judicial deference to regulatory agencies, we cannot be sure whether there will be increased challenges to existing federal agency regulations or how lower courts will apply the decision, which could impact regulation of financial instructions, environmental regulation, consumer protection, advertising, privacy, artificial intelligence, and other regulatory regimes with which we are required to comply in an unpredictable manner. Finally, as further discussed in Item 1A—Risk Factors, we cannot predict how the slew of executive orders issued by the new presidential administration might impact our operations and financial condition, particularly given the likelihood of increasing legal challenges to these executive orders.

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

	Three Months Ended
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
	2024				2023				2022				2021
Installed kiosks (at period end)	8,457	8,304	8,068	7,061	6,334	6,404	6,351	6,441	6,530	6,787	6,955	6,711	6,220	4,520	2,811	1,859
Returning user transaction count	6.3	7.3	7.1	7.7	8.3	9.1	9.2	10.0	10.5	11.2	11.5	11.9	12.3	11.5	11.8	12.2
Median kiosk transaction size (in $)	280	250	230	205	200	200	200	200	200	180	170	176	168	160	160	140
BDCheckout locations (at period end) (1) (3)	7,624	7,723	7,441	6,734	5,681	5,681	5,195	2,754	8,661	8,661	8,395	—	—	—	—	—
Kiosks held with logistics providers (2)	2,117	2,506	758	587	898	842	981	891	795	—	—	—	—	—	—	—

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

Returning User Transaction Count

We believe this metric provides us an indicator of user retention and our competitive advantage relative to our peers, as well as the trajectory of adoption of cryptocurrency, and allows us to make strategic decisions. We define returning user transaction count as the average number of aggregate transactions completed at any kiosk in the four quarters trailing the quarter in which a given user’s first transaction occurred, measured only for users who complete more than one transaction. For example, as of December 31, 2024, users who first transacted at one of our kiosks during the three months ended December 31, 2023 and who subsequently completed a second transaction completed an average of 6.3 transactions over the twelve months following their initial transaction.

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

Components of Results of Operations

Revenue

We generate substantially all of our revenue from the cash paid by customers to purchase Bitcoin from our kiosks. For example, approximately 99.7% of our revenue in the year ended December 31, 2024 was derived from the sale of our cryptocurrency, including the markup at which we sell cryptocurrency to users (which can vary between BDCheckout and BTM kiosks) and a separate flat transaction fee. These user-initiated transactions are governed by terms and conditions agreed to at the time of each point-of-sale transaction and do not extend beyond the transaction.

For the periods presented, the markup percentage for BTM kiosk transactions ranged between 15% and 50%, of the USD amount of the transaction with such markup rates historically having been, and continuing to be, subject to fluctuation as a result of our ongoing price strategy testing. The markup percentage for BDCheckout transactions has been 15% since inception/rollout of such transaction type in 2023. Finally, the Company receives a commission as a percentage for our website transactions which was 12.0% through December 31, 2024. Markup percentages are determined by examining user transaction patterns in various geographic locations, based on ongoing markup rate testing, with the ultimate aim of optimizing profitability, growth and user base.

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

Results of Operations

Comparison between Year Ended December 31, 2024 and Year Ended December 31, 2023

The following table sets forth selected historical operating data for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023	$ Change	% Change

Statements of Income (Loss) and Comprehensive Income (Loss) information:
Revenue	$573,703	$688,967	$(115,264)	(16.7)%
Cost of revenue (excluding depreciation and amortization reported separately below)	482,263	587,938	(105,675)	(18.0)%
Operating expenses
Selling, general and administrative	57,158	57,770	(612)	(1.1)%
Depreciation and amortization	10,072	12,788	(2,716)	(21.2)%
Total operating expenses	67,230	70,558	(3,328)	(4.7)%
Income from operations	24,210	30,471	(6,261)	(20.5)%
Other (expense) income
Interest expense	(14,199)	(11,926)	(2,273)	19.1%
Other (expense) income	406	(16,737)	17,143	(102.4)%
Loss on foreign currency transactions	(465)	(289)	(176)	60.9%
Total other expense, net	(14,258)	(28,952)	14,694	(50.8)%
Income before provision for income taxes and non-controlling interest	9,952	1,519	8,433	555.2%
Income tax (expense) benefit	(2,138)	(49)	(2,089)	4,263.3%
Net income	$7,814	$1,470	$6,344	431.6%
Net income attributable to Legacy Bitcoin Depot unit holders	—	12,906	(12,906)	(100.0)%
Net income (loss) attributable to non-controlling interest	19,500	14,666	4,834	33.0%
Net loss attributable to Bitcoin Depot Inc.	$(11,686)	$(26,102)	$14,416	(55.2)%
Other comprehensive income (loss), net of tax
Net income	7,814	1,470	6,344	431.6%
Foreign currency translation adjustments	34	(4)	38	(950.0)%
Total comprehensive income	7,848	1,466	6,382	435.3%
Comprehensive income attributable to Legacy Bitcoin Depot unit holders	-	12,885	(12,885)	(100.0)%
Comprehensive income (loss) attributable to non-controlling interest	19,500	14,683	4,817	32.8%
Comprehensive income (loss) attributable to Bitcoin Depot Inc.	$(11,652)	$(26,102)	$14,450	(55.4)%
Revenue

Revenue decreased by approximately $115.3 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to decreases in kiosk transaction revenue which was related to decreases in transactions volume offset slightly by higher average transaction sizes. Additionally, regulatory changes limiting the transaction size in California resulted in lower kiosk revenue in California. During the fourth quarter of 2023, we uninstalled approximately 1,000 BTMs, which were reinstalled during the later part of February and March 2024 during our kiosk optimization plan.

Revenue disaggregated by revenue stream is as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Kiosk Transaction Revenue	$571,261	$686,314	$(115,053)	(16.8)%
BDCheckout	697	1,149	(452)	(39.3)%
Company Website	934	879	55	6.3%
Software Services Revenue	479	575	(96)	(16.7)%
Hardware Revenue	332	50	282	564.0%
Total Revenue	$573,703	$688,967	$(115,264)	(16.7)%

Kiosk Transaction Revenue

Revenue generated by our BTM kiosks decreased by approximately $115.1 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to decreases in kiosk transaction revenue primarily related to a decreased number of users and transaction volume as a result of relocating kiosks during the year ended December 31, 2024 that did not occur in the same magnitude in the year ended December 31, 2023. Also impacting our revenue during the year ended December 31, 2024 are the daily transaction limits set in California, which accounted for approximately 20% of the decrease in revenue for the year ended December 31, 2024 compared to year ended December 31, 2023. Additionally, revenue was impacted by the significant number of new kiosk installations in the year ended December 31, 2024. The Company had approximately 25% more kiosks on average in service as compared to the year ended December 31, 2023. Typically, the Company experiences increases in customer adoption and growth in revenue in future periods from a kiosk relocations and newly installed kiosks.

BDCheckout

Our BDCheckout revenue decreased by approximately $0.5 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to a decrease in the number of transactions.

Hardware Revenue

Our hardware revenue increased by approximately $0.3 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to the sale of 100 kiosks during the year ended December 31, 2024.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue (excluding depreciation and amortization) decreased by approximately $105.7 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to a decrease in transaction volumes, as well as regulatory changes in California and relocations of kiosks during the year ended December 31, 2024.

The following table sets forth the components of cost of revenue for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Cryptocurrency Expenses	$424,135	$534,234	$(110,099)	(20.6)%
Floorspace Leases	37,522	34,616	2,906	8.4%
Kiosk Operations	20,606	19,088	1,518	8.0%
Total Cost of Revenue (excluding Depreciation and Amortization)	$482,263	$587,938	$(105,675)	(18.0)%

Cryptocurrency Expenses

The following table sets forth the components of cryptocurrency expenses in our cost of revenue for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Cost of Cryptocurrency - BTM Kiosks	$422,873	$532,356	$(109,483)	(20.6)%
Cost of Cryptocurrency - BDCheckout	599	985	(386)	(39.2)%
Software Processing Fees	60	280	(220)	(78.6)%
Exchange Fees	1	22	(21)	(95.5)%
Mining Fees	593	575	18	3.1%
Software Processing Fee - BDCheckout	9	16	(7)	(43.8)%
Total Cryptocurrency Expenses	$424,135	$534,234	$(110,099)	(20.6)%

Cost of Cryptocurrency - BTM Kiosks

Our cost of cryptocurrency related to BTM kiosks decreased by approximately $109.5 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily as a result of lower transaction volume in the year ended December 31, 2024.

Cost of Cryptocurrency - BDCheckout

Our cost of goods sold related to BDCheckout decreased by approximately $0.4 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease was a result of lower transaction volume in the year ended December 31, 2024.

Software Processing fees

Our software processing fees decreased by approximately $0.2 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease in software processing fees was a direct result of completing the migration of our BTMs to the BitAccess platform in the first quarter of 2023, which reduced the costs we incurred from a third-party service provider for software processing fees based on kiosk transaction volume.

Floorspace Leases

Our floorspace lease expenses increased by approximately $2.9 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, due to an increase in rent paid to store owners and distributors under floorspace leases. This includes rent on new locations that currently are in ramp up stages, and thus currently have lower than anticipated revenue.

Kiosk Operations

Our kiosk operations expenses increased by approximately $1.5 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. Our kiosk operations consisted of armored cash collection, bank fees, software costs, insurance and repair and maintenance. These costs were lower during the first quarter of 2023 primarily related to repairs and maintenance as a result of the kiosks being in the field for longer periods and needing less repairs, compared to the year ended December 31, 2024 which had more relocation costs. due to the kiosk optimization plan and installing additional kiosks.

Operating expenses

Selling, general and administrative expenses decreased by approximately $0.6 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to decreased costs associated with the merger of $3.3 million, offset by increases in computer software costs of $1.4 million.

Other expense, net

Other expenses decreased by approximately $14.7 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. primarily driven by the recognition of $14.9 million of PIPE expenses in the year ended December 31, 2023, which did not recur in 2024. Interest expense increased $2.3 million during the year ended December 31, 2024 as a result of an increase to the amount of principal under the Amended and Restated Credit Agreement. The increase of debt principal balance was considered an extinguishment of our prior debt agreement under US GAAP. This change resulted in the write-off of prior capitalized debt issuance costs of $2.7 million during the year ended December 31, 2024 which did not occur in the year ended December 31, 2023.

Net income (loss) attributable to Legacy Bitcoin Depot unit holders

Prior to the close of the Merger, net income was allocated to the Legacy Bitcoin Depot unit holders. After the close of the Merger on June 30, 2023, the Legacy Bitcoin Depot unit holders no longer receive any income allocation as they are owners of BT HoldCo.

Net income attributable to non-controlling interest

Prior to the close of the Merger, the non-controlling interest reflected Bitcoin Depot’s ownership in BitAccess. Subsequent to the close of the Merger, the non-controlling interest reflect both Bitcoin Depot's ownership in BitAccess and BT HoldCo. After the close of the Merger, up to $29.0 million of the net income from BT OpCo will be allocated to BT HoldCo as a result of the preferred return to BT Assets related to their preferred interest in BT HoldCo. If net income exceeds $29.0 million, such excess income will be allocated to Bitcoin Depot and BT HoldCo based on their pro rata economic ownership interest in BT OpCo. Additionally, when losses are incurred, BT HoldCo allocates the losses based on the economic ownership. During the year ended December 31, 2024, BT HoldCo paid a distribution of $29 million to BT Assets, and all BT Assets' preferred units of BT HoldCo were converted to common units.

Net income (loss) attributable to Bitcoin Depot Inc.

During the year ended December 31, 2024, Net Loss was allocated to Bitcoin Depot Inc from BT HoldCo. In addition to losses allocated under the HLBV methodology, the public entity incurred direct legal and professional services in maintaining its operations resulting in a Net Loss attributable to Bitcoin Depot Inc.

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

The following table presents a reconciliation of revenue to Adjusted Gross Profit for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023
Revenue	$573,703	$688,967
Cost of revenue (excluding depreciation and amortization)	(482,263)	(587,938)
Depreciation and amortization excluded from cost of revenue	(9,984)	(12,455)
Gross profit	$81,456	$88,574
Adjustments:
Depreciation and amortization excluded from cost of revenue	$9,984	$12,455
Adjusted gross profit	$91,440	$101,029
Gross profit margin (1)	14.2%	12.9%
Adjusted gross profit margin (1)	15.9%	14.7%

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

The following table presents a reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023
Net income	$7,814	$1,470
Adjustments:
Interest expense	14,199	11,926
Income tax (benefit) expense	2,138	49
Depreciation and amortization	10,072	12,788
Expense related to the PIPE transaction (1)	—	14,896
Non-recurring expenses (2)	1,410	9,298
Share-based compensation	3,400	2,524
Special bonus (3)	675	3,040
Expenses associated with the termination of the phantom equity participation plan	—	350
Adjusted EBITDA	$39,708	$56,341
Adjusted EBITDA margin (4)	6.9%	8.2%

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

Liquidity and Capital Resources

On December 31, 2024, we had negative working capital of approximately $(6.3) million, which included cash and cash equivalents and other current assets of approximately $34.3 million, offset by accounts payable and other current liabilities of approximately $40.6 million. We reported net income of approximately $7.8 million during the year ended December 31, 2024.

On December 31, 2023, we had working capital of approximately $(8.8) million, which included cash and cash equivalents and other current assets of approximately $34.2 million, offset by accounts payable and other current liabilities of approximately $43.0 million. We reported net income of approximately $1.5 million during the year ended December 31, 2023.

For each of the periods presented in this Annual Report on Form 10-K, approximately 99.7% of our total transaction volume was attributable to transactions in Bitcoin and, as of the date of this Annual Report on Form 10-K, transactions in Bitcoin account for 100% of our transaction volumes. We purchase Bitcoin through a liquidity provider on a just-in-time basis based on expected transaction volumes in order to maintain a balance at a specified amount. Our ability to dynamically rebalance the levels of Bitcoin we hold at any given time based on transaction volumes and the market price of Bitcoin means that there are limited working capital requirements related to our Bitcoin management activities. There are two main components of the working capital required in our operations. We maintain Bitcoin (currently in an amount which, at any given time, is typically less than $1.0 million) in our hot wallets to fulfill orders from users while we are automatically placing orders with liquidity providers and exchanges to replenish the Bitcoin we have sold to users. The second component to working capital is cash and cash equivalents generated from sales at our BTM kiosks. As users insert cash into the BTM kiosks, cash accumulates until armored carriers collect the cash and process it back to our bank accounts. While not required, we typically maintain a variable level of cash in the BTM kiosks at all times. As of December 31, 2024, cash in the BTM kiosks was approximately 22.4% of average monthly revenues.

In connection with the closing of the Merger, we had several events impacting our liquidity. During the year ended December 31, 2023, we refinanced our note payable and paid down approximately $16.4 million of principal, as well as incurred a $2.3 million exit fee. As of December 31, 2024, we had $55.5 million outstanding under our notes payable.

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

Debt service

We expect to make principal and interest payments of approximately $5.7 million related to the profit share arrangements, and $11.8 million related to other credit agreements during fiscal year 2025, under our currently outstanding debt facilities based on interest rates at year end.

Lease payments

We expect to make lease payments of approximately $5.4 million for our operating and finance leases during fiscal year 2025 under our effective leases as of December 31, 2024. In addition to the matters identified above, in the ordinary course of business, the Company may be involved in litigation, claims, government inquiries, investigations and proceedings relating to commercial, employment, environmental and regulatory matters. An unfavorable resolution in this or other matters could have a material adverse effect on the Company's future cash requirements.

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

We believe our existing cash and cash equivalents, together with cash provided by operations, will be sufficient to meet our future liquidity needs for the foreseeable future, both in the short-term (over the next twelve months from the date of this annual report on From 10-K) and beyond.

Share repurchase program

On September 22, 2023, the Company announced that its Board authorized a share repurchase program pursuant to which the Company is authorized to repurchase up to $10 million of outstanding shares of its Class A common stock beginning immediately and continuing through and including June 30, 2024. From the date of authorization through December 31, 2024, 190,620 shares of the

Company's Class A common stock had been repurchased with a total cost of $0.4 million. The Company anticipates using cash flows from operations to make any future share repurchases.

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

Other Debt

Kiosk Profit Share Franchise Arrangements:

During the year ended December 31, 2024, the Company entered into seven franchise profit sharing arrangements. The Company recorded debt of $15.8 million as a result of these franchise profit sharing arrangements, maturing between February 2029 and February 2033, with principal and interest paid monthly via profit sharing payments.

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

Equipment Financing:

During the year ended December 31, 2024, the Company entered into five, 36-month collateralized term loans for a total amount of $2.6 million to facilitate the purchase of BTM kiosks. In accordance with the term loans, the kiosks are collateral for the loans. The loans are subject to annual interest rates between 16.86% and 17.42%, with interest and principal payments due monthly.

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

Cash Flows

The following table presents the sources of cash and cash equivalents for the periods indicated:

	Year Ended December 31,
	2024	2023	$ Change	% Change
Cash provided by operating activities	$22,544	$41,100	$(18,556)	-45.1%
Cash (used) in investing activities	$(11,370)	$(22)	$(11,348)	51581.8%
Cash (used) in financing activities	$(11,576)	$(48,858)	$37,282	-76.3%
Net (decrease) in cash and cash equivalents (1)	$(287)	$(7,781)	$7,494	-96.3%

(1)
Includes effect of exchange rate changes on cash.

Operating Activities

Net cash provided by operating activities decreased $18.6 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to a $14.5 million increase in non-cash items principally related to an $14.5 million decrease from Series A Preferred Share PIPE Issuance in 2023, a $9.6 million decrease from changes in accrued expenses, offset by a $5.5 million increase from accounts payable.

Investing Activities

Net cash used in investing activities increased $11.3 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to a $10.7 million increase in acquisition of property and equipment.

Financing Activities

Net cash used in financing activities decreased $37.3 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to an increase in proceeds from notes payable of $33.2 million, an increase in principal payments of notes payable of $15.7 million, an increase in principal payments on finance leases of $6.4 million, offset by an increase in distributions of $22.2 million.

Commitments and Contractual Obligations

As of December 31, 2024, the aggregate amount of our operating and finance lease obligations was approximately $8.0 million. As of December 31, 2024, we had no open purchase orders for kiosks.

See Note 15 to our audited consolidated financial statements included in Part I, Item 1 of this Annual Report on Form 10-K for additional information about our notes payable.

See Note 19 to our audited consolidated financial statements included in Part I, Item 1 of this Annual Report on Form 10-K for additional information about our tax receivable agreement.

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

Cryptocurrencies

Cryptocurrencies are a unit of account that functions as a medium of exchange on a respective blockchain network, and a digital and decentralized ledger that keeps a record of all transactions that take place across a peer-to-peer network. Our cryptocurrencies were primarily comprised of Bitcoin for the periods presented and are collectively referred to as “cryptocurrencies” in the consolidated financial statements. We primarily purchase cryptocurrencies to sell to customers.

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

We purchase cryptocurrencies, which are held in our hot wallets, on a just-in-time basis to facilitate sales to customers and mitigate exposure to volatility in cryptocurrency prices. We sell our cryptocurrencies to our customers from our BTM kiosks and BDCheckout locations in exchange for cash, for a prescribed transaction fee applied to the current market price of the cryptocurrency at the time of the transaction, plus a predetermined markup. When the cryptocurrency is sold to customers, we relieve the adjusted cost basis of our cryptocurrency, net of impairments, on a first-in, first-out basis within cost of revenue (excluding depreciation and amortization).

The related cash flows from purchases and sales of cryptocurrencies are presented as cash flows from operating activities on the consolidated Statements of Cash Flows.

Goodwill and intangible assets, net

Goodwill represents the excess of the consideration transferred over the estimated fair value of the acquired assets, assumed liabilities, and any non-controlling interest in the acquired entity in a business combination. We test for impairment at least annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated primarily through the use of a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. The Company performs their annual test for impairment as of October 1 at the reporting unit level.

During the three months ended September 30, 2024, the Company changed its annual impairment testing date from December 31 to October 1. The Company believes this new date is preferable as it allows for more timely completion of the annual goodwill impairment test prior to the end of our annual financial reporting period. The Company applied the change in annual impairment testing date prospectively beginning October 1, 2024.

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

For purposes of performing our annual impairment test, we evaluated the recoverability of our goodwill using the consolidated cash flows of the single reporting unit to determine if our goodwill was impaired as of September 30, 2024 in accordance with the methodology described above. There were no triggering events identified during the year ended December 31, 2024.

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

The typical process time for our transactions with customers is 30 minutes or less. Contract liabilities are amounts received from customers in advance of the Company transferring the cryptocurrencies to the customer’s wallet and the transaction validated on the blockchain. Contract liabilities are presented in “Deferred revenue” on the consolidated Balance Sheets and are not material as of December 31, 2024.

Accounting for PIPE Financing, including Subscription Receivable

Concurrently with the closing of the business combination, the Company entered into the PIPE Financing for which the Subscribers purchased 4,300,000 shares of Series A Preferred Stock in exchange for a subscription receivable (“Subscription Receivable”). As described in Note 4 of consolidated financial statements, the Subscription Receivable represented a hybrid financial instrument comprising a subscription receivable and an embedded derivative. The embedded derivative represented a net cash settled forward contract with a value that is indexed to the trading price of the Company’s Class A Common Stock. The derivative was carried at its fair value with changes in fair value recognized in earnings.

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

Tax Receivable Agreement Liability

As described in Note 19 to the Consolidated Financial Statements, the Company is party to the Tax Receivable Agreement under which we are generally required to pay BT Assets 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign income taxes that we realize. The Company recognized a liability under the Tax Receivable Agreement of approximately $0.9 million in connection with the business combination. This amount does not take into account any future exchanges of BT HoldCo Common Units by BT Assets pursuant to the BT HoldCo Amended and Restated Limited Liability Company Agreement. The future amounts payable, as well as the timing of any payments, under the Tax Receivable Agreement are dependent upon significant future events and estimates, which are described in further detail under the Related Party Transactions Section below.

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

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". The amendments require entities to disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this updated effective January 1, 2024, which resulted in additional segment disclosures primarily related to significant segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM"). Refer to Note 5 - Segment Reporting for these additional disclosures

In January 2025 the SEC issued Staff Accounting Bulletin No. 122, (SAB 122), which rescinds the interpretative guidance included in SAB 121 “Accounting for obligations to safeguard crypto-assets an entity holds for platform users." The new guidance is effective for annual periods beginning after December 15, 2024, and is required to be applied retrospectively to all prior periods with early adoption being permitted. The Company early adopted SAB 122 as of December 31, 2024 with retrospective application as of January 1, 2023. The adoption of this guidance resulted in the derecognition of the Company's cryptocurrency safeguarding asset and cryptocurrency safeguarding liability which resulted a $3.0 million and $1.3 million decrease in Prepaid expenses and other current assets and Accrued expenses and other current liabilities on the Consolidated Balance Sheets as of December 31, 2023 and 2024, respectively.

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

In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures (Topic 740)". The ASU requires companies to break out their income tax expense, income tax rate reconciliation and income tax payments made in more detail. For public companies, the requirements will become effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is still assessing the impacts to its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03. "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)". The ASU requires expanded disclosures and disaggregation of certain expenses included within the income statement. The amendments become effective for annual reporting periods beginning after December 15, 2026, and interim periods befinning after December 15, 2027, with early adoption permitted. The Company is still assessing the impacts of this guidance on its consolidated financial statements.

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

Foreign Currency Exchange Rate Risk

Certain of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates on cash residing in the kiosks. We have not historically hedged our translation risk on foreign currency exposure, but we may do so in the future. For the year ended December 31, 2024, and for the year ended December 31, 2023, currency exchange rate fluctuations had an insignificant impact on our consolidated revenues.

Generally, the functional currency of our various subsidiaries is their local currency except BitAccess whose functional currency is USD. We are exposed to currency fluctuations on transactions that are not denominated in the functional currency. Gains and losses on such transactions are included in determining net income for the period. We may seek to mitigate our foreign currency risk through timely settlement of transactions and cash flow matching, when possible. For the year ended December 31, 2024 and for the years ended December 31, 2023, our transaction gains and losses were insignificant.

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

Adoption and Market Price of Cryptocurrency

Our business is dependent on the broader use and adoption of Bitcoin, which can to an extent be impacted by the spot price of the cryptocurrency we sell. Bitcoin is our sole cryptocurrency offering. Bitcoin represents 99% of our total transaction volume for the year ended December 31, 2024, with the remaining cryptocurrencies accounting for the remaining less than 1% of transaction volume. As the adoption of cryptocurrency continues to grow for the general public, we expect continued growth from our addressable market. The prices of cryptocurrencies, including the cryptocurrencies we sell, have experienced substantial volatility, and high or low prices may have little or no relationship to identifiable market forces, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation and media reporting. Bitcoin (as well as other cryptocurrency) may have value based on various factors, including their acceptance as a means of exchange by consumers and producers, scarcity, and market demand.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bitcoin Depot Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bitcoin Depot Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Wolf & Company, P.C.

We have served as the Company's auditor since 2024.

Boston, Massachusetts

March 24, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Bitcoin Depot Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Bitcoin Depot Inc. and subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity and member’s equity, and cash flows for the year then ended and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2021 to 2024.

McLean, Virginia
April 15, 2024, except for Note 2(v) and Note 5, as to which the date is March 24, 2025

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BITCOIN DEPOT INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2024	2023
Assets
Current:
Cash and cash equivalents	$29,472	$29,759
Cryptocurrencies	1,510	712
Accounts receivable	275	245
Prepaid expenses and other current assets	3,076	3,514
Total current assets	34,333	34,230
Property and equipment:
Furniture and fixtures	635	635
Leasehold improvements	172	172
Kiosk machines - owned	36,831	24,222
Kiosk machines - leased	10,367	20,524
Total property and equipment	48,005	45,553
Less: accumulated depreciation	(21,158)	(20,699)
Total property and equipment, net	26,847	24,854
Intangible assets, net	2,320	3,836
Goodwill	8,717	8,717
Operating lease right-of-use assets, net	2,595	484
Deposits	734	412
Deferred tax assets	4,558	1,804
Total assets	$80,104	$74,337

The accompanying notes are an integral part of these audited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2024	2023
Liabilities and Stockholders’ (Deficit) Equity
Current:
Accounts payable	$11,557	$8,337
Accrued expenses and other current liabilities	14,260	18,505
Notes payable	6,022	3,985
Income taxes payable	2,207	2,484
Deferred revenue	20	297
Operating lease liabilities, current portion	858	279
Current installments of obligations under finance leases	3,446	6,801
Other non-income tax payable	2,259	2,297
Total current liabilities	40,629	42,985
Long-term liabilities
Notes payable, non-current	49,457	17,101
Operating lease liabilities, non-current	1,774	319
Obligations under finance leases, non-current	1,950	2,848
Deferred income tax, net	604	846
Tax receivable agreement liability due to related party	2,176	865
Total Liabilities	96,590	64,964
Commitments and Contingencies (Note 24)
Stockholders’ (Deficit) Equity
Series A Preferred Stock, $0.0001 par value; 50,000,000 authorized, 1,733,884 and 3,125,000 shares issued and outstanding, at December 31, 2024 and 2023, respectively	—	—
Class A common stock, $0.0001 par value; 800,000,000 authorized, 19,263,164 and 13,602,691 shares issued, and 19,072,544 and 13,482,047 shares outstanding at December 31, 2024 and 2023, respectively	1	1
Class B common stock, $0.0001 par value; 20,000,000 authorized, no shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Class E common stock, $0.0001 par value; 2,250,000 authorized, 1,075,761 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Class M common stock, $0.0001 par value; 300,000,000 authorized, no shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Class O common stock, $0.0001 par value; 800,000,000 authorized, no shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Class V common stock, $0.0001 par value; 300,000,000 authorized, 41,193,024 and 44,100,000 shares issued and outstanding at December 31, 2024 and 2023, respectively	4	4
Treasury stock	(437)	(279)
Additional paid-in capital	21,491	17,326
Accumulated deficit	(44,349)	(32,663)
Accumulated other comprehensive loss	(342)	(203)
Total Stockholders’ (Deficit) Attributable to Bitcoin Depot Inc.	(23,632)	(15,814)
Equity attributable to non-controlling interests	7,146	25,187
Total Stockholders’ (Deficit) Equity and Member’s Equity	(16,486)	9,373
Total Liabilities and Stockholders’ (Deficit) Equity	$80,104	$74,337

The accompanying notes are an integral part of these audited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenue	$573,703	$688,967
Cost of revenue (excluding depreciation and amortization)	482,263	587,938
Operating expenses:
Selling, general, and administrative	57,158	57,770
Depreciation and amortization	10,072	12,788
Total operating expenses	67,230	70,558
Income from operations	24,210	30,471
Other (expense) income:
Interest (expense)	(14,199)	(11,926)
Other (expense) income	406	(16,737)
Loss on foreign currency transactions	(465)	(289)
Total other (expense), net	(14,258)	(28,952)
Income before provision for income taxes and non-controlling interest	9,952	1,519
Income tax (expense)	(2,138)	(49)
Net income	$7,814	$1,470
Net income attributable to Legacy Bitcoin Depot unit holders	—	12,906
Net income attributable to non-controlling interest	19,500	14,666
Net (loss) attributable to Bitcoin Depot Inc.	$(11,686)	$(26,102)
Other comprehensive income (loss), net of tax
Net income	7,814	1,470
Foreign currency translation adjustments	34	(4)
Total comprehensive income	7,848	1,466
Comprehensive income attributable to Legacy Bitcoin Depot unit holders	—	12,885
Comprehensive income attributable to non-controlling interest	19,500	14,683
Comprehensive (loss) attributable to Bitcoin Depot Inc.	$(11,652)	$(26,102)
Net (loss) attributable to Bitcoin Depot Inc.	$(11,686)	$(26,102)
Loss per share basic and diluted	$(0.60)	$(1.57)
Weighted average shares: basic and diluted	16,384,636	16,675,529

The accompanying notes are an integral part of these audited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEAR ENDED DECEMBER 31, 2024

(in thousands, except share amounts)

	Series A Preferred Stock		Class A Common Stock		Class E Common Stock		Class V Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Deficit Attributable to Bitcoin Depot Inc.	Non-Controlling Interest	Total Stockholders’ Equity (Deficit)
January 1, 2024	3,125,000	$—	13,602,691	$1	1,075,761	$—	44,100,000	$4	(120,644)	$(279)	$17,326	$(32,663)	$(203)	$(15,814)	$25,187	$9,373
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(37,160)	(37,160)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	(139)	(139)	173	34
Conversion of Series A preferred stock to class A common stock	(1,391,116)	—	1,391,116	—	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	—	—	—	—	(69,976)	(158)	—	—	—	(158)	—	(158)
Shares issued for vested RSU awards	—	—	1,362,381	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock compensation	—	—	—	—	—	—	—	—	—	—	3,369	—	—	3,369	31	3,400
Redemption of non-controlling interest	—	—	2,906,976	—	—	—	(2,906,976)	—	—	—	585	—	—	585	(585)	—
Change in tax basis in BT HoldCo due to redemption	—	—	—	—	—	—	—	—	—	—	211	—	—	211	—	211
Net (loss) income attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	(11,686)	—	(11,686)	19,500	7,814
December 31, 2024	1,733,884	$—	19,263,164	$1	1,075,761	$—	41,193,024	$4	(190,620)	$(437)	$21,491	$(44,349)	$(342)	$(23,632)	$7,146	$(16,486)

The accompanying notes are an integral part of these audited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND MEMBER’S EQUITY

YEAR ENDED DECEMBER 31, 2023

(in thousands, except share and per share amounts)

		Series A Preferred Stock		Class A Common Stock		Class E Common Stock		Class V Common Stock		Treasury Stock						Total Stockholders’ (Deficit) and
	Equity Attributed to Legacy Bitcoin Depot	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive Loss	Stock Subscription Receivable	Additional Paid-In Capital	Accumulated Deficit	(Deficit) Attributable to Bitcoin Depot Inc.	Non-Controlling Interest	Total Stockholders’ Equity and Member’s Equity
January 1, 2023	$7,396	—	$—	—	$—	—	$—	—	$—	—	$—	$(182)	$—	$—	$—	$7,214	$2,230	$9,444
Distributions	(12,737)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,737)	(2,294)	(15,031)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(21)	—	—	—	(21)	17	(4)
Net income (loss) prior to transaction	12,906	—	—	—	—	—	—	—	—	—	—	—	—	—	—	12,906	—	12,906
Recapitalization of Legacy Bitcoin Depot equity and establishment of non-controlling interest	(7,565)	—	—	11,858,691	1	1,075,761	—	44,100,000	4	—	—	—	(4)	—	(5,807)	(13,371)	9,866	(3,505)
Establishment of TRA	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(754)	(754)	—	(754)
Shares issued in connection with the PIPE Financing	—	4,300,000	—	—	—	—	—	—	—	—	—	—	(5,609)	13,889	—	8,280	—	8,280
Settlement of stock subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—	5,613	—	—	5,613	—	5,613
Conversion from Series A preferred stock to class A common stock	—	(1,175,000)	—	1,175,000	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	1,822	—	1,822	702	2,524
Treasury Shares	—	—	—	(120,644)	—	—	—	—	—	120,644	(279)	—	—	—	—	(279)	—	(279)
Stock compensation expense related to shares issued to founder	—	—	—	500,000	—	—	—	—	—	—	—	—	—	1,615	—	1,615	—	1,615
Shares issued for vested RSU awards	—	—	—	69,000	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net Income (loss) attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(26,102)	(26,102)	14,666	(11,436)
December 31, 2023	$—	3,125,000	$—	13,482,047	$1	1,075,761	$—	44,100,000	$4	120,644	$(279)	$(203)	$—	$17,326	$(32,663)	$(15,814)	$25,187	$9,373

The accompanying notes are an integral part of these audited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net Income	$7,814	$1,470
Adjustments to reconcile net income to net cash (used in) operating activities:
Amortization of deferred financing costs	1,261	1,567
Accretion to contingent earn-out liability	—	159
Depreciation and amortization	10,072	12,788
Loss on Series A Preferred Share PIPE Issuance	—	14,472
Non-cash stock compensation	3,400	4,139
Purchase of services in cryptocurrencies	1,238	1,151
Deferred taxes	(2,997)	(1,392)
Write-off of deferred financing costs	3,136	1,705
Loss on disposal of property and equipment	122	273
Reduction in carrying amount of right-of-use assets	632	151
Cryptocurrency received as payment	(1,372)	(1,450)
Other	—	1,060
Change in operating assets and liabilities
Deposits	(322)	(412)
Accounts receivable	(30)	59
Cryptocurrencies	(44)	105
Prepaid expenses and other current assets	438	(1,113)
Accounts payable	3,222	(2,238)
Accrued expenses and other current liabilities	(4,247)	5,388
Income taxes payable / receivable	(276)	1,538
Other taxes payable	(38)	1,502
Tax receivable agreement liability	1,521	111
Deferred revenue	(277)	278
Operating leases, net	(709)	(211)
Net cash flows provided by operations	22,544	41,100
Cash flows from investing activities:
Acquisition of property and equipment	(10,750)	(22)
Acquisition of Bitcoin for investment	(620)	—
Net cash flows used in investing activities	(11,370)	(22)
Cash flows from financing activities:
Net proceeds from Merger	—	3,343
PIPE commitment fees paid	—	(933)
Contingent consideration payment	—	(2,000)
Proceeds from stock subscription receivable	—	4
Proceeds from issuance of notes payable	34,514	1,269
Principal payments on notes payable	(4,398)	(20,101)
Payment of debt issuance costs	(121)	—
Principal payments on finance lease	(7,635)	(14,005)
Proceeds from finance leases	3,382	—
Payment of deferred financing costs	—	(1,149)
Purchase of treasury stock	(158)	(279)
Distributions	(37,160)	(15,007)
Net cash flows used in financing activities	(11,576)	(48,858)
Effect of exchange rate changed on cash and cash equivalents	115	(1)
Net change in cash and cash equivalents	(287)	(7,781)
Cash and cash equivalents - beginning of period	29,759	37,540
Cash and cash equivalents - end of period	$29,472	$29,759

The accompanying notes are an integral part of these audited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the year ended December 31 for:
Interest	$9,926	$10,116
Income taxes	$4,243	$371

Supplemental disclosures of non-cash investing and financing activities:

See Note 6 for information on non-cash distribution to the Member.

See Note 15 for information on non-cash financing activity related to term loan agreements.

On March 26, 2024, the Company amended its term loan agreement with its lender. The total principal on the old term loan of $19.9 million was extinguished and the new term loan's principal balance with the same lender is $35.6 million. The net proceeds from the issuance is recorded as an inflow from financing activities of $15.2 million, net of fees paid of $0.5 million.

See Note 23 for information on non-cash activity related to a lease termination and new lease arrangements.

The accompanying notes are an integral part of these audited consolidated financial statements

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Background

(a) Organization

Lux Vending, LLC (dba Bitcoin Depot) (“Legacy Bitcoin Depot”) was formed on June 7, 2016. Pursuant to a transaction with GSR II Meteora Acquisition Corp. (“GSRM”), a Delaware corporation formed on October 14, 2021, Legacy Bitcoin Depot merged with and into GSRM and GSRM was renamed Bitcoin Depot Inc. (“Bitcoin Depot”, or the “Company”) (see Note 2(a)). Bitcoin Depot owns and operates a network of cryptocurrency kiosks (“BTMs”) across North America and Australia where customers can buy and sell cryptocurrencies. In addition to the BTM network, Bitcoin Depot also sells cryptocurrency to consumers at a network of retail locations through its BDCheckout product offering and through its website. The BDCheckout offering allows users similar functionality to the BTM kiosks, enabling users to load cash into their accounts at the checkout counter at retailer locations, and use those funds to purchase cryptocurrency. The Company’s website allows users to purchase cryptocurrency online for which the Company earns a commission. Bitcoin Depot also offers a software solution to other BTM operators through its controlled subsidiary, BitAccess Inc. ("BitAccess").

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

(c) Liquidity

As of December 31, 2024, the Company had current assets of $34.3 million, including cash and cash equivalents of $29.5 million, current liabilities of $40.6 million, total stockholders’ deficit of $16.5 million and an accumulated deficit of $44.3 million. For the year ended December 31, 2024, the Company recognized net income of $7.8 million and generated cash flows from operations of $22.5 million. The Company expects its existing cash and cash equivalents, together with cash provided by operations, to be sufficient to fund its operations for a period of 12 months from the date that these consolidated financial statements are issued.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 30, 2023 (the “Closing Date”), Legacy Bitcoin Depot merged with and into Bitcoin Depot Operating, LLC (“BT OpCo”), with BT OpCo surviving the Merger as the post-transaction operating company owned solely by a newly formed entity, BT HoldCo, LLC (“BT HoldCo”) with common units (the “BT HoldCo Common Units”), preferred units (the “BT HoldCo Preferred Units”) and earnout units (the “BT HoldCo Earnout Units”) outstanding and issued to BT Assets. In connection with the Merger, GSRM changed its name to Bitcoin Depot Inc., purchased BT HoldCo Common Units owned by BT Assets and was issued BT HoldCo Earnout Units and warrants issued by BT HoldCo to the Company to purchase a number of BT HoldCo Common Units equal to the number of shares of Class A common stock that may be purchased upon the exercise in full of all Warrants outstanding immediately after the Closing Date (“BT HoldCo Matching Warrants”). The former owners of Legacy Bitcoin Depot (i.e., BT Assets and the owners thereof) were issued 44,100,000 non-economic, super voting shares of Class V common stock in Bitcoin Depot. The Class V common stock held by BT Assets corresponds to units held by BT Assets in BT HoldCo and represents non-controlling interests in the Company, as described in Note 12. Following the Closing Date, the Company is organized under an “Up-C” structure in which the business of the Company is operated by BT HoldCo and its subsidiaries, and Bitcoin Depot’s only material direct asset consists of equity interests in BT HoldCo. At June 30, 2023, the Company had issued and outstanding 12,358,691 common units, 4,300,000 Series A Preferred Units and 43,848,750 warrants in BT HoldCo. Also at June 30, 2023, BT Assets owned 41,200,000 common units, 2,900,000 Founder Preferred Units, 5,000,000 Class 1 Earnout Units, 5,000,000 Class 2 Earnout Units and 5,000,000 Class 3 Earnout Units in BT HoldCo.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legacy Bitcoin Depot is determined to be the predecessor and represents a continuation of BT OpCo’s balance sheet and consolidated statement of Income (Loss) and Comprehensive Income (Loss), reflective of the recapitalization of the Merger.

As a result of the reverse capitalization accounting, the consolidated assets and liabilities of Legacy Bitcoin Depot are reflected by the Company at their historical cost with no additional goodwill or intangible assets recorded, accompanied by a recapitalization of the equity structure. The Company has reflected the recapitalization within the Consolidated Statements of Changes in Stockholders' (Deficit) Equity.

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

The consolidated financial statements of the Company include the accounts of Bitcoin Depot Inc. and its controlled subsidiaries: BT HoldCo, Kiosk Holdco LLC, Bitcoin Depot Operating, LLC, Lux Vending Kiosk, LLC, Mintz Assets, Inc., BTM Solutions India Private Limited, Express Vending, Inc., Kiosk Technicians LLC, NZ BTM Ltd., BTM AUS Pty Ltd., UK BTM LTD, Intuitive Software, LLC, Digital Gold Ventures, Inc. (“Digital Gold”), and BitAccess Inc. BT HoldCo is a holding company with ownership of Kiosk Holdco LLC. Kiosk Holdco LLC is a holding company with ownership of Bitcoin Depot Operating, LLC. Bitcoin Depot Operating, LLC is a holding company with ownership of Lux Vending Kiosk LLC, Mintz Assets, Inc. and Intuitive Software, LLC. Mintz Assets, Inc. is a holding company that holds the ownership of BTM Solutions India Private Limited, Express Vending, Inc., Kiosk Technicians LLC, NZ BTM Ltd., BTM AUS Pty Ltd., and UK BTM LTD. Intuitive Software, LLC is a holding company that holds an 82.14% equity interest (through its ownership of Digital Gold) in BitAccess Inc., a Canadian corporation. The non-controlling interests held by investors directly in BT HoldCo and BitAccess are presented separately as further discussed in Note 12. Intercompany balances and transactions have been eliminated in consolidation.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) Concentration of Credit Risk Arising from Cash Deposits in Excess of Insured Limits

The Company maintains cash in established U.S., Canadian and Australian financial institutions that often will exceed federally insured limits. The Company has not experienced any losses in such accounts that are maintained at the financial institutions.

The Company maintains cash balances in its BTMs and in fiat wallets with cryptocurrency exchanges to facilitate the purchase and sale of cryptocurrencies. The cash balances in the BTMs are not insured. The Company had cash of $10.7 million and $12.2 million in BTMs at December 31, 2024 and December 31, 2023, respectively. Cash maintained in fiat wallets with cryptocurrency exchanges is not insured. The Company had $0.03 million and $0.1 million in cash with cryptocurrency exchanges as of December 31, 2024 and 2023, respectively.

A significant customer concentration is defined as one from whom at least 10% of annual revenue is derived. The Company had no significant customer concentration for the years ended December 31, 2024 and 2023.

(d) Cash and Cash Equivalents

Cash and cash equivalents includes cash maintained at various financial institutions, cryptocurrency exchanges, cash in transit, and cash in BTMs owned and leased by the Company.

Cash in transit consists of cash that is picked up by armored truck companies from the Company’s BTM machines but not yet deposited in the Company’s bank accounts. As of December 31, 2024 and 2023, the Company had cash in transit of $2.6 million and $5.3 million, respectively. Management evaluates cash in transit based on outstanding cash deposits on cash picked up by the armored truck companies, historical cash deposits and cash that is lost during transit, which is immaterial. The armored truck companies maintain insurance over theft and losses.

(e) Cryptocurrencies

Cryptocurrencies are a unit of account that function as a medium of exchange on a respective blockchain network, and a digital and decentralized ledger that keeps a record of all transactions that take place across a peer-to-peer network. The Company primarily purchases cryptocurrencies to sell to customers. The Company’s cryptocurrencies consisted primarily of Bitcoin (“BTC”) as of and for the years ended December 31, 2024 and 2023.

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

In June 2024, the Company announced plans to allocate a portion of its cash reserves to Bitcoin. As of December 31, 2024, the Company had Bitcoin with an adjusted cost basis of $0.6 million allocated to its treasury strategy within Cryptocurrencies on its Consolidated Balance Sheet.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If the fair value of the cryptocurrency held for treasury purposes decreases below the initial cost basis or the carrying value during the period, an impairment charge is recognized at that time. After an impairment loss is recognized, the adjusted carrying amount of the cryptocurrency becomes its new accounting basis and will not be adjusted upward for any subsequent increase in fair value.

The related cash flows from purchases and sales of cryptocurrencies are presented as cash flows from operating activities on the consolidated Statements of Cash Flows. The related cash flows from investments in and sales of cryptocurrencies are presented as cash flow s from investing activities in the Consolidated Statements of Cash Flows.

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

Depreciation expense for the years ended December 31, 2024 and 2023 totaled $8.6 million, and $11.3 million, respectively.

In connection with an assessment of the estimated useful lives of the Company's owned and leased kiosks conducted in July 2024, the Company determined that the estimated useful lives of its owned and leased kiosks should be increased from 5 years to 7 years. This change in accounting estimate was effective beginning August 1, 2024 and is being applied on a prospective basis to the owned and leased kiosks on the Company's balance sheet as of July 31, 2024, as well as to subsequent kiosk leases or purchases. Based on the net carrying amount of assets in use as of August 1, 2024, the impact of this change was a reduction of $2.3 million in depreciation expense and an increase of $0.12 in basic and diluted earnings per share for the year ended December 31, 2024.

(g) Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to its fair value, which is normally determined through analysis of the future net cash flows expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the asset group exceeds the fair value of the asset group. There were no impairments of long-lived assets for the year ended December 31, 2024.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(h) Goodwill and Intangible Assets, net

Goodwill represents the excess of the consideration transferred over the estimated fair value of the acquired assets, assumed liabilities, and any non-controlling interest in the acquired entity in a business combination. The Company tests for impairment at least annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs it's annual test for impairment as of October 1 at the reporting unit level. There was no impairment of goodwill for the year ended December 31, 2024.

During 2024, the Company changed its annual impairment testing date from December 31 to October 1. The Company belives this new date is preferable as it allows for more timely completion of the annual goodwill impairment test prior to the end of our annual financial reporting period. The Company applied the change in annual impairment testing date prospectively beginning October 1, 2024.

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

The typical processing time for the Company's transactions with customers is 30 minutes or less. Contract liabilities are amounts received from customers in advance of the Company transferring the cryptocurrencies to the customer’s wallet and the transaction validated on the blockchain. Contract liabilities are presented in “Deferred revenue” on the Consolidated Balance Sheets and are not material as of December 31, 2024.

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

(j) Cost of Revenue (excluding depreciation and amortization)

The Company’s cost of revenue consists primarily of direct costs related to selling cryptocurrencies and operating the Company’s network of BTMs. The cost of revenue (excluding depreciation and amortization) caption includes cryptocurrency expenses, floorspace expenses, and kiosk operations expenses.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cryptocurrency expenses

Cryptocurrency expenses include the cost of cryptocurrencies, fees paid to obtain cryptocurrencies, impairment of cryptocurrencies, gains on sales of cryptocurrencies on exchange, fees paid to operate the third-party software on the BTM kiosks, and fees paid to transfer cryptocurrencies to customers.

Floorspace lease expenses

Floorspace lease expenses include lease expenses related to the placement of BTM kiosks.

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

(k) Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $6.1 million and $5.6 million for the years ended December 31, 2024 and 2023, respectively. Amounts are included in selling, general and administrative expenses in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

(l) Foreign Currency

The functional currency of the Company is the USD. The functional currency of Express Vending, Inc. is the Canadian Dollar. All revenue, cost and expense accounts recorded in foreign currencies are translated at an average of exchange rates in effect during the period. Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date. The resulting translation adjustments are recorded as a separate component of Stockholders’ (Deficit) Equity, identified as accumulated other comprehensive income (loss).

(m) Income Taxes

Bitcoin Depot Inc. is treated as a corporation for federal income tax purposes.

BT HoldCo is treated as a partnership for federal income tax purposes. Bitcoin Depot Operating, LLC is a Single-Member Limited Liability Company and owned by BT HoldCo, through Kiosk Holdco LLC, and with the consent of BT HoldCo, has elected under the Internal Revenue Code and similar state statutes to be a disregarded entity. In lieu of federal corporate income taxes, Bitcoin Depot Operating, LLC reflects its operating results on BT HoldCo’s federal tax return as a division of the partnership. As such, there were no federal income taxes for these entities.

Mintz Assets, Inc., is treated as a corporation for federal income tax purposes. Intuitive Software, LLC., and its wholly owned subsidiary, Digital Gold, are treated as corporations for federal income tax purposes. BitAccess Inc., and Express Vending, Inc., are each taxed as Canadian corporations. For the years ended December 31, 2024 and 2023, there was minimal activity for Mintz Assets, Inc. and Intuitive Software, LLC and no activity for Digital Gold. As such, there were no federal income taxes for these entities.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnout Shares are not subject to remeasurement provided the conditions for equity-classification continue to be met. The Sponsor Earnout Shares have been recorded in connection with the reverse recapitalization accounting as part of the adjustment to accumulated deficit due to the absence of additional paid in capital.

In connection with the Merger, the BT Earnout will be settled in Common Units which represent non-controlling interest, to be measured under the hypothetical liquidation at book value method, as described further in Note 12.

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

(v) Change in Accounting Principle

On January 30, 2025, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 122 (“SAB 122”). SAB 122 rescinds the previously-issued interpretative guidance included within SAB 121 with respect to accounting for obligations to safeguard cryptocurrency assets that an entity holds for its customers. SAB 122 directs an entity to apply ASC 450-20, Loss Contingencies to determine whether an entity has a liability related to risk of loss from an obligation to safeguard cryptocurrency assets for customers. The Company has adopted SAB 122 as of December 31, 2024 on a retrospective basis. As a result of the adoption of SAB 122, the Company has derecognized the cryptocurrency safeguarding asset and cryptocurrency safeguarding liability previously recognized within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, in the Consolidated Balance Sheets as of December 31, 2023.

In accordance with GAAP, the periods presented have been retrospectively adjusted to reflect this change, with no impact on revenue, operating income, net income, earnings per share, or any other components of equity or net assets. The following table shows the changes in presentation in the Consolidated Balance Sheets upon the Company’s change in accounting principle to reflect the derecognition of cryptocurrency safeguarding asset and cryptocurrency safeguarding liability (in thousands):

	As of December 31, 2023
	As Previously Reported	Adjustment	As Adjusted
Prepaid expenses and other current assets	$6,554	$(3,040)	$3,514
Accrued expenses and other current liabilities	$21,545	$(3,040)	$18,505

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

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". The amendments require entities to disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this updated effective January 1, 2024, which resulted in additional segment disclosures primarily related to significant segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM"). Refer to Note 5 - Segment Reporting for these additional disclosures

In January 2025 the Securities and Exchange Commission issued SAB 122, which rescinds the interpretative guidance included in SAB 121 “Accounting for obligations to safeguard crypto-assets an entity holds for platform users." Please refer to Note 2(v) for more information in the Company's adoption of this interpretative guidance.

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

In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures (Topic 740)". The ASU requires companies to break out their income tax expense, income tax rate reconciliation and income tax payments made in more detail. For public companies, the requirements will become effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is still assessing the impacts to its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03. "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)". The ASU requires expanded disclosures and disaggregation of certain expenses included within the income statement. The amendments become effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is still assessing the impacts of this guidance on its consolidated financial statements.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Merger

For accounting purposes, the Merger was treated as the equivalent of Legacy Bitcoin Depot issuing stock for the net assets of GSRM accompanied by a recapitalization. The following summarizes the elements of the Merger to the consolidated Statement of Cash Flows, including the transaction funding, sources and uses of cash (in thousands):

As of June 30, 2023
Cash - GSR II Meteora Acquisition Corp Trust	$332,102
Less: GSRM transactions cost paid from Trust(1)	(25,958)
Less: Purchase of BT HoldCo common units from BT Assets	(10,066)
Less: Redemptions of existing shareholders of GSRM	(292,735)
Net proceeds from GSRM shareholders	3,343
Assumed net liabilities from GSRM, excluding net cash proceeds	(6,850)
Net Impact of the Merger on the Statement of Changes in Stockholders’ Equity and Member's Equity	$(3,507)

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

Non-Redemption Agreements

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the Merger, GSRM entered into voting and non-redemption agreements (“Voting and Non-Redemption Agreements”) with unaffiliated third parties (“Non-Redeeming Stockholders”) in exchange for such Non-Redeeming Stockholders, including the Subscribers referenced above, agreeing to either not redeem or to reverse any previously submitted redemption request with respect to an aggregate of 6,783,000 shares of the Company’s Class A common stock sold in its initial public offering (“Non-Redeemed Shares”) and to allow the Company, without another stockholder vote, to further extend the date to consummate an initial business combination on a monthly basis up to eight times by an additional one month each time after July 1, 2023 (each one month extension, a “Monthly Extension”), until March 1, 2024, unless the closing of an initial business combination shall have occurred prior thereto (the “Extension”). As noted above, the Merger closed on June 30, 2023.

GSRM Share Issuance

In exchange for the commitments not to redeem such Non-Redeemed Shares, GSRM agreed to issue to the Non-Redeeming Stockholders an aggregate of 67,830 shares (“Commitment Shares”) (representing 1% of the Non-Redeemed Shares) of the Company’s Class A common stock. The Non-Redeeming Stockholders also received 135,660 shares (“Extension Shares”) of the Company’s Class A common stock in connection with the initial extension. Additionally, a backstop fee was paid immediately upon closing of the Merger, which was paid to all Non-Redeeming Stockholders, except for one investor, to which the Company paid the backstop fee in the form of 454,350 shares of the Company’s Class A common stock. In total, the Company issued 657,840 shares of Class A common stock at the closing of the Merger and $18.7 million of cash was paid out of the SPAC trust account proceeds. The cash paid by GSRM to Non-Redeeming Stockholders of $18.7 million reduced GSRM’s trust account balance at closing of the Merger. In connection with the reverse recapitalization, the Company recorded the remaining trust account balance and other net liabilities as an adjustment to accumulated deficit on the consolidated Balance Sheet and Statement of Changes in Stockholders’ (Deficit) Equity and Member's Equity. The expenses related to the Non-Redemption Agreements and the GSRM Share Issuance described above have been recognized in the GSRM Statement of Operations as these transactions occurred prior to the Merger.

Bonus Agreements

The Company entered into sale bonus agreements with an officer and an employee of Bitcoin Depot as part of the Merger and agreed to pay bonuses to these individuals based on the results of the Merger. The Company paid in cash an aggregate bonus compensation of $0.8 million as of year end December 31, 2023 and granted 120,500 restricted stock units related to the sale bonus agreement. The compensation expense is included in selling, general and administrative expenses in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Additionally, as part of the closing of the Transaction, the Company issued 500,000 Class A Common shares to the Chief Executive Officer. See Note 20 Share-Based Compensation for additional details.

(5) Segment Reporting

The Company operates as a single operating segment, with the Chief Executive Officer ("CEO") serving as the CODM. The CODM evaluates performance and allocates resources on a consolidated basis, reviewing financial and operational information for the entire organization rather than assessing discrete product or service lines or geographic locations. The Company concluded that it has a single reportable segment based on the similarity of the Company's products and services, its common customer base, and the comparable regulatory environment in which it operates.

Revenue is primarily generated through cash paid by customers to purchase Bitcoin from the Company's kiosks with a minimal amount of revenue generated from other products and services. Refer to Note 7 - Revenue for more information on the Company's revenue generating products and services.

As of and for the year-ended December 31, 2024 and 2023, substantially all of the Company's revenue was generated in the US, and substantially all of its long-lived assets were located in the US.

As the CODM focuses on overall Company performance, any asset information used for decision-making purposes aligns with the consolidated totals presented in the Consolidated Balance Sheets. See the Consolidated Balance Sheets for additional information on the Company's asset composition.

The CODM considers multiple measures of profit or loss such as, EBITDA, Adjusted EBITDA, and Net Income, and uses these measures to assess the Company's overall performance, compare actual results to budgets, and guide decisions on capital investments

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and other resource allocations. The table below summarizes net income related segment information used by the CODM to evaluate the Company's performance:

	Year Ended December 31,
	2024	2023
Revenue	$573,703	$688,967
Cost of cryptocurrency sold (1)	424,135	534,234
Armored cash collection	8,010	7,051
Wireless connectivity costs	2,671	2,297
Loss on foreign currency transactions	465	289
Share-based compensation	3,400	4,140
Kiosk shipping and services	6,139	5,275
Floorspace leases	37,522	34,616
Bank fees	2,901	3,136
Payroll costs	24,428	19,952
Advertising and marketing costs	6,076	5,586
Professional fees	9,904	14,978
Operating software costs	4,133	2,571
Interest	14,199	11,926
Income tax expense	2,138	49
Amortization	1,516	1,516
Depreciation	8,556	11,272
Other segment items (2)	9,696	28,609
Net income	$7,814	$1,470

(1) Includes cryptocurrency impairments for the years ended December 31, 2024 and 2023 of $8.7 million and $7.7 million, respectively.

(2) Includes insurance and other expenses in 2024 and 2023. Includes $14.9 million of expenses related to the PIPE financing transaction in 2023.

(6) Related Party Transactions

During the year ended December 31, 2023, the Company distributed to BT Assets 112.4 Litecoin and 7.5 Ethereum with a total cost basis of $0.02 million. Total cash distributions made to BT Assets during the year ended December 31, 2024 and December 31, 2023 were $36.7 million and $15.0 million, respectively and are classified as cash outflows from financing activities in the Consolidated Statements of Cash Flows. The total cash and non-cash distributions are reflected in the consolidated Statement of Changes in Stockholders’ (Deficit) Equity.

At the closing of the Merger, the Company entered into the Tax Receivable Agreement with by and among Bitcoin Depot Inc, HoldCo, and BT Assets. Pursuant to the Tax Receivable Agreement, the Company is generally required to pay BT Assets 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign income taxes that the Company realizes, or in certain circumstances are deemed to realize. See Note 19. Income Taxes for further discussion.

In connection with the closing of the Merger, the Company entered into separate indemnification agreements with its directors and executive officers. These agreements, among other things, require the Company to indemnify its directors and executive officers for certain costs, charges and expenses, including attorneys’ fees, judgments, fines and settlement amounts, reasonably incurred by a director or executive officer in any action or proceeding because of their association with the Company or any of its subsidiaries. No amounts have been recognized related to these agreements as of December 31, 2024.

On September 28, 2023, the Company entered into an advisory agreement with SPAC Advisory Partners, LLC ("SAP"). The agreement is for capital markets advice. SAP is managed by the same investment professionals that managed GSRM prior to the

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Merger. Total fees associated with their advisory services on a success basis is $0.3 million and are recorded in selling, general and administrative expenses in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

During the year ended December 31, 2024, the Company declared and paid a $29.0 million preferred distribution to BT Assets as a return to BT Asset's on the preferred units it holds in BT HoldCo. The distribution amount reduced the preferred dividend attributable to the Non-Controlling Interest from $29.0 million to a remaining balance of $0.

On July 10, 2024, the Company entered into a Kiosk Service Agreement with an entity owned by the CEO, that owns and operates kiosks unrelated to the Company’s Bitcoin ATM business. The agreement provides for the following services: kiosk placement, treasury management and other back office services. The Company will receive 30% of the net profit as compensation. The Company did not have any revenue and only incurred an immaterial amount of start-up costs related to this agreement in the year ended December 31, 2024.

(7) Revenue

Revenue disaggregated by revenue stream is as follows (in thousands):

	Year Ended December 31,
	2024	2023
BTM Kiosks	$571,261	$686,314
BD Checkout	697	1,149
Company Website	934	879
Software Services	479	575
Hardware Revenue	332	50
Total Revenue	$573,703	$688,967

(8) Cost of Revenue (Excluding Depreciation and Amortization)

The following table presents cost of revenue (excluding depreciation and amortization) by category (in thousands):

	Year Ended December 31,
	2024	2023
Cryptocurrency expenses	$424,135	$534,234
Floorspace lease expenses	37,522	34,616
Kiosk operations expenses	20,606	19,088
Total Cost of Revenue (excluding depreciation and amortization reported separately)	$482,263	$587,938

The following table presents the components of cryptocurrency expenses (in thousands):

	Year Ended December 31,
	2024	2023
Cost of Cryptocurrency (1) - BTM Kiosk	$422,873	$532,356
Cost of Cryptocurrency (1) - BDCheckout	599	985
Software Processing Fees	60	280
Exchange Fees	1	22
Mining Fees	593	575
Software Processing Fee - BDCheckout	9	16
Total cryptocurrency expenses	$424,135	$534,234

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Cost of Cryptocurrency includes impairment losses recognized on cryptocurrencies. Impairment of $8.7 million and $7.7 million were offset by $0.2 million and $0.1 million gains from the sale of cryptocurrencies on exchange for the year ended December 31, 2024 and 2023, respectively.

The following table reconciles amounts excluded from the cost of revenue (excluding depreciation and amortization) caption in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss) included in total depreciation and amortization expense in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the period presented (in thousands):

	Year Ended December 31,
	2024	2023
Depreciation of owned BTM kiosks	$4,430	$2,447
Depreciation of leased BTM kiosks	4,038	8,492
Amortization of intangible assets	1,516	1,516
Total depreciation and amortization excluded from cost of revenue	9,984	12,455
Other depreciation and amortization included in operating expenses	88	333
Total depreciation and amortization	$10,072	$12,788

(9) Fair Value Measurements

Contingent Consideration

The following table presents the changes in the estimated fair value and level of the contingent consideration liability, as of December 31, 2023: (in thousands):

	Level 1	Level 2	Level 3
Ending balance - December 31, 2022	$1,841	$—	$—
Change in fair market value	159	—	—
Payment	(2,000)	—	—
Ending balance - December 31, 2023	$—	$—	$—

Contingent consideration related to the BitAccess acquisition in July 2021 was measured at the probability-weighted fair value at the date of acquisition, which was estimated by applying an income valuation approach based on Level 3 inputs consisting primarily of a discount rate and probability of achieving the performance metrics. During the year-ended December 31, 2022, the Company made the first year payment of $2.0 million to the former owners of BitAccess as the performance conditions were determined to have been met. In addition, the Company amended the contingent consideration arrangement to remove the performance conditions for the second year payment such that the full $2.0 million related to the second year payment would be paid out in accordance with the agreement on July 31, 2023. As a result of the change in the agreement, the contingent liability changed from Level 3 to Level 1, in accordance with ASC 820. The change in fair value of the contingent consideration is recognized in interest expense in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2023. The difference between the recorded fair value of the payments and the ultimate payment amounts was not material to any period. In July 2023, in accordance with the BitAccess acquisition agreement, the Company paid $2.0 million to settle the remaining contingent consideration.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The Company’s non-financial assets, such as goodwill, intangible assets, property and equipment, operating lease right-of-use assets, and cryptocurrencies are adjusted down to fair value when an impairment charge is recognized. Certain fair value measurements are based predominantly on Level 3 inputs. No impairment charges related to goodwill, intangible assets, operating lease right-of-use assets and property and equipment have been recognized for the years ended December 31, 2024 and 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company did not have any assets or liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2024.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Not Measured and Recorded at Fair Value

The Company considers the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses (excluding contingent consideration) in the consolidated financial statements to approximate fair value due to their short maturities.

The Company estimates the fair value of its fixed-rated notes payable based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. As of December 31, 2024, the estimated fair value of the fixed-rate notes were approximately $39.3 million and the carrying value was $39.5 million. As of December 31, 2023, the estimated fair value of the fixed-rate notes were approximately $22.1 million and the carrying value was $21.1 million.

The Company entered into franchise profit sharing arrangements in 2024. The carrying value of the notes payable related to the Company's franchise profit sharing arrangements was initially determined as the initial investment amount and is updated quarterly using a retrospective interest method. The effective interest rate used is determined based on actual and projected profit sharing payments which are generally unobservable inputs and are considered Level 3 fair value estimates. As of December 31, 2024, the estimated carrying value and fair value of the notes payable related to the franchise profit sharing arrangements was approximately $16.7 million.

(10) Prepaid and Other Current Assets

The following table presents Prepaid and other current assets (in thousands):

	As of December 31,
	2024	2023
Prepaid expenses	$1,828	$2,334
Other current assets	1,248	1,180
Prepaid expenses and other current assets	$3,076	$3,514

(11) Accrued Expenses and Other Current Liabilities

The following table presents Accrued expenses and other current liabilities (in thousands):

	As of December 31,
	2024	2023
Payables to liquidity providers	$2,246	$5,143
Accrued expenses	12,014	13,362
Accrued expenses and other current liabilities	$14,260	$18,505

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Non-controlling Interests

The following table presents the changes in the balances of non-controlling interests for the year ended December 31, 2024 and 2023 (in thousands):

	BitAccess	BT HoldCo	Total
Beginning balance January 1, 2023	$2,230	$—	$2,230
Distributions	—	(2,294)	(2,294)
Stock compensation	702	—	702
Foreign currency translation	—	17	17
Recapitalization	—	9,866	9,866
Net (loss) income	(225)	14,891	14,666
Ending balance December 31, 2023	$2,707	$22,480	$25,187
Distributions	—	(37,160)	(37,160)
Stock compensation	31	—	31
Foreign currency translation	—	173	173
Recapitalization	—	(585)	(585)
Net (loss) income	(64)	19,564	19,500
Ending balance December 31, 2024	$2,674	$4,472	$7,146

Non-controlling Interest - BitAccess

In July 2021, the Company obtained a controlling interest in BitAccess Inc. in a business combination. The un-affiliated interest in BitAccess Inc. is reported as non-controlling interests in the accompanying consolidated financial statements. As of December 31, 2024 and 2023, the non-controlling interest ownership was 17.86%.

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

Non-controlling Interest - BT HoldCo

The Company is the primary beneficiary of BT HoldCo. The majority stockholder of BT HoldCo, BT Assets, held 44,093,024 and 41,200,000 common units, and 0 and 2,900,000 preferred units of BT HoldCo, along with 41,193,024 and 44,100,000 Class V voting, non-economic shares in the Company at December 31, 2024 and 2023, respectively. BT Assets has the right to exchange the common units, together with a corresponding number of shares of Class V common stock, for, at the Company’s option, (i) shares of the Company’s Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of the Company’s Class A common stock). The ownership interests in BT HoldCo held by BT Assets represent the non-controlling interest not directly attributable to Bitcoin Depot and are reported as part of non-controlling interests in BT HoldCo on the accompanying consolidated financial statements. As of December 31, 2024 and 2023, BT Assets had exchanged 2,906,976 and 0 common units, respectively.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2024, the Company paid a distribution of $29 million to BT Assets, and all BT Assets' preferred units of BT HoldCo were converted to common shares.

As of December 31, 2024, the non-controlling interest ownership of BT HoldCo was 67.7% and the non-controlling interests measured under the HLBV method were $7.1 million.

As of December 31, 2023 the non-controlling interest ownership of BT HoldCo was 72.6% and the non-controlling interests measured under the HLBV method were $25.2 million.

BT Assets also holds 15,000,000 BT Earnout units, which are discussed in more detail at Note 18.

(13) Cryptocurrencies

The following tables present additional information about the adjusted cost basis of cryptocurrencies (in thousands):

	BTC	ETH	Total
Beginning balance—January 1, 2024	$711	$1	$712
Purchase or receipts of cryptocurrency	425,348	—	425,348
Cost of cryptocurrencies sold or distributed	(415,863)	—	(415,863)
Impairment of cryptocurrencies	(8,687)	—	(8,687)
Balance—December 31, 2024	$1,509	$1	$1,510

	BTC	ETH	LTC	Total
Beginning balance—January 1, 2023	$523	$9	$8	$540
Purchase or receipts of cryptocurrency	534,947	4	3	534,954
Cost of cryptocurrencies sold or distributed	(527,036)	(12)	(11)	(527,059)
Impairment of cryptocurrencies	(7,723)	—	—	(7,723)
Balance—December 31, 2023	$711	$1	$—	$712

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

The Company may be extended short-term credits from various exchanges and liquidity providers to purchase Bitcoin. The trade credits are generally due and payable in cash within days after they are extended. As of December 31, 2024 and 2023, the Company had $2.2 million and $5.1 million outstanding within “Accrued expenses and other current liabilities” on the Consolidated Balance Sheets, respectively.

(14) Goodwill and Intangible Assets, net

Intangible assets, net were comprised of the following at December 31, 2024 (in thousands, except for weighted-average period):

	Estimated life	Cost Basis	Accumulated Amortization	Net	Remaining Weighted-Average Amortization Period
Tradenames	5 years	$1,233	$(856)	$377	1.53
Customer relationships	5 years	2,574	(1,786)	788	1.53
Software applications	5 years	3,771	(2,616)	1,155	1.53
		$7,578	$(5,258)	$2,320

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets, net were comprised of the following at December 31, 2023 (in thousands, except for weighted-average period):

	Estimated life	Cost Basis	Accumulated Amortization	Net	Remaining Weighted-Average Amortization Period
Tradenames	5 years	$1,233	$(609)	$624	2.53
Customer relationships	5 years	2,574	(1,271)	1,303	2.53
Software applications	5 years	3,771	(1,862)	1,909	2.53
		$7,578	$(3,742)	$3,836

Amortization expense related to the intangibles with estimated lives of five years totaled $1.5 million for each of the years ended December 31, 2024 and 2023. Amounts are included in depreciation and amortization in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Estimated future amortization expense as of December 31, 2024 approximately as follows (in thousands):

Amount
2025	$1,516
2026	804
Total	$2,320

There was no change in the amount of goodwill for the year ended December 31, 2024 and 2023.

(15) Notes Payable

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Debt

Kiosk Profit Share Franchise Arrangements

During the year ended December 31, 2024, the Company entered into seven kiosk franchise profit sharing arrangements. Under the terms of the agreements, the third parties receive a share in the profits generated by a group of specifically identified kiosks for a specified period of time. As a result of consideration received up front, the Company determined these arrangements were accounted for as debt in accordance with ASC 470, Debt. The Company recorded debt of $15.8 million as a result of these franchise profit sharing arrangements, maturing between February 2029 and February 2033, with principal and interest paid monthly via profit sharing payments.

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

Equipment Financing

During the year ended December 31, 2024, the Company entered into five, 36-month collateralized term loans for a total amount of $2.6 million to facilitate the purchase of BTM kiosks. In accordance with the term loans, the kiosks are collateral for the loans. The loans are subject to annual interest rates between 16.86% and 17.42%, with interest and principal payments due monthly.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes payable consisted of the following as of December 31, 2024 and 2023 (in thousands):

	As of December 31, 2024			As of December 31, 2023
	Credit Agreement	Other Debt	Total	Credit Agreement	Other Debt	Total
Credit agreement	$33,338	$—	$33,338	$19,920	$—	$19,920
Other debt	—	19,801	19,801	—	2,597	2,597
Total notes payable principal outstanding	$33,338	$19,801	$53,139	$19,920	$2,597	$22,517
Plus: exit fee due upon payment of credit agreement	3,098	—	3,098	1,764	—	1,764
Less: unamortized deferred financing costs	(758)	—	(758)	(3,195)	—	(3,195)
Total notes payable	$35,678	$19,801	$55,479	$18,489	$2,597	$21,086
Less: current portion of notes payable	$(4,733)	$(1,289)	$(6,022)	$(2,283)	$(1,702)	$(3,985)
Notes payable, non-current	$30,945	$18,512	$49,457	$16,206	$895	$17,101

At December 31, 2024, aggregate future principal payments are as follows (in thousands):

	As of December 31, 2024
	Credit Agreement	Other Debt	Total
2025	$4,733	$1,289	$6,022
2026	28,605	2,128	30,733
2027	—	1,662	1,662
2028	—	1,710	1,710
2029	—	2,649	2,649
Thereafter	—	10,363	10,363
Total	$33,338	$19,801	$53,139

(16) Warrants

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the warrants outstanding as of December 31, 2024:

Class of Warrants	Number Outstanding
Public warrants	34,058,079
Private placement warrants	9,790,671
Total warrants outstanding	43,848,750

(17) Earnouts

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

During the year ended December 31, 2024, the market price of the Company's Class A common stock did not exceed required amount per share. Additionally, in accordance with the earnout provisions, the market price of the Company's Class A common stock did not exceed $12.00 per share for any 10 trading days within any consecutive 20 trading day period after the Merger to achieve the 1st vesting hurdle.

(18) Common Stock, Preferred Stock and Stockholders’ Equity

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

	As of December 31, 2024
	Series A Preferred	Class A	Class B	Class E	Class M	Class O	Class V
Shares authorized	50,000,000	800,000,000	20,000,000	2,250,000	300,000,000	800,000,000	300,000,000
Shares outstanding	1,733,884	19,072,544	—	1,075,761	—	—	41,193,024
Par value	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Series A Preferred Stock is convertible at any time at the option of the holders into Class A common stock at an initial exchange ratio of 1:1, as adjusted for any dilutive events. The Series A Preferred Stock is economically identical to the Company’s Class A common stock and is therefore treated as another class of common stock for reporting purposes (i.e., net income per share calculation), and is classified in permanent equity. During the year ended December 31, 2024 and December 31, 2023, 1,391,116 and 1,175,000 shares of Series A Preferred Stock were converted to shares of Class A common stock, respectively.

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

During the year ended December 31, 2024, the Company repurchased 69,976 shares at a total cost of $0.2 million with an average cost per share of $2.26. From the date of authorization through December 31, 2024, 190,620 shares of the Company's Class A common stock had been repurchased with a total cost of $0.4 million. As of December 31, 2024, the program had expired.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Redemptions of LLC Interests

The BT HoldCo Operating Agreement provides that holders of LLC Interests may, from time to time, require the Company to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, the Company receives a corresponding number of LLC Interests, increasing its total ownership interest in BT HoldCo. Simultaneously, and in connection with a redemption, the corresponding number of shares of Class V common shares and Common BT HoldCo units are surrendered and cancelled. During the year ended December 31, 2024, BT Assets exchanged 2,906,976 Class V shares. This exchange in the second quarter of 2024 resulted in a transfer of 4.3% ownership interest in BT HoldCo from BT Assets to the Company.

(19) Income Taxes

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2024	2023
United States	$11,324	$2,215
Non-U.S.	(1,372)	(696)
Income before provision for income taxes and non-controlling interest	$9,952	$1,519

Significant components of the provision (benefit) for income taxes for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023
Current:
Federal	$2,261	$959
State	1,443	380
Foreign	18	—
Total current provision for income taxes	3,722	1,339
Deferred:
Federal	(944)	(800)
State	(326)	(121)
Foreign	(314)	(369)
Total deferred provision for income taxes	(1,584)	(1,290)
Total provision for income taxes	$2,138	$49

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2024	2023
Federal income tax (benefit) at statutory rate	21.00%	21.00%
State taxes, net of federal benefit	0.08%	(37.21)%
Permanent differences	0.84%	5.27%
Transaction expenses	—%	106.43%
Stock excise tax	—%	22.08%
PIPE adjustment	—%	190.66%
Shaolin fees	—%	12.38%
R&D credits	(0.60)%	(1.65)%
Change in valuation allowance	45.59%	329.50%
Foreign rate differential	(0.88)%	(2.52)%
Return to provision	2.94%	(6.48)%
Stock compensation	2.41%	7.65%
Non-controlling interest	(37.44)%	(417.17)%
Partnership outside basis adjustments	—%	(229.62)%
Global intangible low taxed income	—%	5.35%
Posting of valuation allowance on partnership step-up	(9.99)%	—%
Other	(2.48)%	(2.45)%
Effective tax rate	21.47%	3.22%

In 2024, the effective tax rate differs from the statutory U.S. federal rate of 21.0% primarily due to the income or loss not being taxed due to the income and loss flowing through to its partners (non-controlling interest), and differences related to the foreign operations, state taxes, valuation allowance adjustments, and book-tax adjustments relating to share-based compensation. In the 2023, the effective tax rate differs from the statutory U.S. federal rate of 21.0% primarily due to the income or loss not being taxed due to the income and loss flowing through to its partners (non-controlling interest), and differences related to the foreign operations, transaction expenses, the PIPE adjustment, posting of the outside partnership basis difference, state taxes, valuation allowance adjustments, and book-tax adjustments relating to share-based compensation.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) consist of the following:

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Foreign net operating loss carryforwards	$232	$193
Accrued expenses	—	906
Credits	—	37
Investment in partnership	9,410	5,169
Property and equipment	103	134
Start up costs	711	751
Deferred issuance costs	54	59
Cryptocurrency safeguarding liability	—	239
Profit-sharing agreement liabilities	3,404	—
Amortization	361	58
Other	1	7
Deferred tax assets before valuation allowance	14,276	7,553
Less: Valuation allowance	(9,707)	(5,169)
Deferred tax assets net of valuation allowance	$4,569	$2,384
Deferred tax liabilities:
Foreign currency gains and losses	$—	$(171)
Cryptocurrency safeguarding asset	—	(239)
Intangibles	(615)	(1,016)
Deferred tax liabilities	(615)	(1,426)
Total net deferred tax assets (liabilities)	$3,954	$958

As of December 31, 2024, the Company had Canada net operating loss carryforwards of $0.5 million, which will begin to expire in 2042. Additionally, the Company had Australia net operating loss carryforwards of $0.3 million which will not expire.

The Company’s largest change and deferred tax asset is the Company’s outside basis difference in its investment in BT HoldCo, arising in connection with the umbrella C-corporation structure undertaken as part of the Merger. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax asset generated from its partnership interest in BT HoldCo. Management determined based on applicable accounting standards and the weight of all available evidence, it was not more-likely-than-not (“MLTN”) that the Company will realize its deferred tax asset for the difference in tax basis in excess of the GAAP basis for its investment in BT HoldCo, as the Company will not realize until its investment is liquidated or sold. Consequently, as of December 31, 2024 and 2023, the Company has established a valuation allowance of $9.4 million and $5.2 million, respectively, with respect to its deferred tax asset related to its investment in BT HoldCo. The Company evaluated that the remaining deferred tax assets of $4.6 million will be recoverable due to significant taxable income at Bitcoin Depot, Inc. The Company’s change in valuation allowance from 2023 to 2024 was ($4.5) million, for a total valuation allowance of ($9.7) million, ($9.4) million relates to the above regarding the investment in BT HoldCo, and the remaining ($0.3) million of valuation allowance relates to operations in Australia and Canada (Express Vending), of which the Company has net operating losses, and cumulative losses in the preceding 12 quarters.

The total liability for unrecognized income tax benefits was approximately $1.0 million as of December 31, 2024, of which included less than $0.2 million of penalties and interest. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense. The Company believes that it is reasonably possible a decrease of up to $1.0 million in unrecognized tax benefits, which will occur within the coming 12 months.

The reconciliation below summarizes the Company's unrecognized tax benefits for the respective periods. These amounts primarily relate to state taxes in Texas.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2024	2023
Unrecognized tax benefits beginning of year	$845	$518
Increases for prior period positions	470	327
Decrease due to settlements and payments	(327)	—
Unrecognized tax benefits end of the year	$988	$845

The Company is subject to taxation in the United States and various states, Canada, and Australia. As of December 31, 2024, tax years for 2022 and 2023 are subject to examination by the United States and various states, and Canada. In the normal course of business, the Company is subject to examination by federal, state, Canadian and Australian jurisdictions, where applicable. There are currently no pending tax examinations in the U.S., Canada, or Australia. The Company has not received notice of examination by any jurisdictions in the U.S., Canada, or Australia.

As of December 31, 2024 and 2023, the Company has made no provision for foreign or domestic income taxes on the cumulative unremitted earnings of our foreign subsidiaries. The Company intends to permanently reinvest all foreign earnings and have no intention to repatriate foreign earnings for the foreseeable future.

Tax Receivable Agreement

Upon the completion of the Merger, Bitcoin Depot is party to the Tax Receivable Agreement (“TRA”). Under the terms of that agreement, Bitcoin Depot generally will be required to pay BT Assets 85% of the tax savings, if any, that Bitcoin Depot Inc. realizes, or in certain circumstances is deemed to realize, as a result of certain tax attributes that are created as part of and after the Merger. The payment of cash consideration to BT Assets in connection with the transaction will result in aggregate payments under the Tax Receivable Agreement of approximately $2.2 million as of December 31, 2024. This amount does not take into account any future exchanges of BT HoldCo Common Units by BT Assets pursuant to the BT HoldCo Amended and Restated Limited Liability Company Agreement. The future amounts payable, as well as the timing of any payments, under the Tax Receivable Agreement are dependent upon significant future events, including (but not limited to) the timing of the exchanges of BT HoldCo Common Units and surrender of a corresponding number of shares of Bitcoin Depot Class V common stock, the price of Bitcoin Depot Class A common stock at the time of each exchange, the extent to which such exchanges are taxable transactions, the depreciation and amortization periods that apply to any increase in tax basis resulting from such exchanges, the types of assets held by BT HoldCo, the amount and timing of taxable income Bitcoin Depot generates in the future, the U.S. federal income tax rate then applicable and the portion of Bitcoin Depot’s payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. The Company has recognized a Tax Receivable Agreement liability of $0.9 million on the Consolidated Balance Sheets as of December 31, 2023. Changes in this liability will be recognized in future periods through the other income/(expense) benefit caption on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, the Company initially recorded $0.7 million on September 30, 2023 through equity, an additional adjustment $0.2 million was made on December 31, 2023, which was recorded to the income statement, for a total TRA of $0.9 million.

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

On April 24, 2024, the Company acquired an aggregate of 2.9 million units in connection with an exchange with BT HoldCo (see Note 18), which resulted in an increase in the tax basis of its investment in BT HoldCo subject to the provisions of the Tax Receivable Agreement. The Company also recorded an additional liability of $1.3 million for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the exchange of units, after concluding it was probable that such TRA Payments would be paid based on estimates of future taxable income. No payments were made to the members of BT HoldCo pursuant to the Tax Receivable Agreement in fiscal 2024 and fiscal 2023.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) Share-Based Compensation

BitAccess:

BitAccess maintained a stock option plan for its employees under the Amended and Restated Stock Option Plan, (the “BitAccess Plan”). Pursuant to BitAccess Plan agreement, awards of stock options and restricted stock units (“BitAccess RSUs”) are permitted to be made to employees and shareholders of BitAccess. As of December 31, 2024, all awards under the BitAccess Plan had been issued.

The options under the BitAccess Plan generally vest over a two-year period following the one-year anniversary of the date of grant and expire not more than 10 years from the date of grant.

Options:

A summary of the BitAccess Plan’s stock option activity and related information is as follows:

	Amount or number of Options	Weighted-average exercise price	Weighted-average remaining contractual term	Weighted-average grant-date fair value
Outstanding at January 1, 2024	43,780	$2.86	$8.60	$1.21
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at December 31, 2024	43,780	$2.86	7.60	$3.09
Vested and exercisable at December 31, 2024	22,694	$2.86	—	$3.10

	Amount or number of Options	Weighted-average exercise price	Weighted-average remaining contractual term	Weighted-average grant-date fair value
Outstanding at January 1, 2023	106,938	$1.04	8.86	$1.13
Granted	39,600	$2.86	9.01	$3.05
Exercised	(68,058)	$—	—	$4.44
Forfeited	(34,700)	$2.86	—	$3.07
Outstanding at December 31, 2023	43,780	$2.86	8.60	$1.21
Vested and exercisable at December 31, 2023	12,249	$—	—	$3.10

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

The Company recognized compensation expense of $0 million and $0.7 million during the year ended December 31, 2024 and 2023, respectively, related to the BitAccess Plan. These amounts are included in selling, general and administrative expenses in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss). As of December 31, 2024 and 2023 there was an immaterial amount and $0.1 million, respectively, of unrecognized compensation expense related to BitAccess Plan’s unvested share options.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2023 Omnibus Incentive Plan

Pursuant to the Incentive Plan the Board is authorized to grant awards of Class A common Stock, incentive stock options, non statutory stock options, RSUs and restricted stock in an aggregate amount up to 6,029,445 shares of Class A common stock to eligible recipients, as defined in the Incentive Plan. The Company recognized $3.4 million of share-based compensation expense during each of the years ended December 31, 2024 and 2023. Share-based compensation expense is included within selling and administrative expenses in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. As of December 31, 2024, 4,598,064 shares of Class A common stock remained available to be issued under the plan.

PSUs

During the year ended December 31, 2024, the Company's Compensation Committee determined that the performance targets were met and approved the granting of 580,116 fully vested performance-based RSUs ("PSUs"). For these PSUs, the Company recognized stock compensation in the Statement of Stockholders (Deficit) Equity as Additional-Paid-In Capital and Stock Compensation expense on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income during the years ended December 31, 2024 and 2023 of $1.1 million and $0 million, respectively. No awards were required for approval during the year ended December 31, 2024. The Company had no unrecognized compensation expense associated with PSUs as of December 31, 2024 and 2023.

Time-based RSUs

During the year ended December 31, 2024, the Company granted 1,267,481 time-based RSUs. These RSUs vest one-third on the first anniversary of the grant date and in equal quarterly installments over the next two years.

For these time-based RSUs, the Company recognized stock-based compensation in the Consolidated Statement of Stockholders' (Deficit) Equity as Additional Paid-In Capital and stock-based compensation expense on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income during the years ended December 31, 2024 and 2023 of $2.2 million and $1.8 million, respectively. The Company had unrecognized compensation expense associated with time-based RSUs of $2.4 million and $3.4 million as of December 31, 2024 and 2023, respectively. RSU and PSU award activity for the years ended December 31, 2024 and 2023 is as follows:

	Amount of PSUs	PSU Weighted-average grant date fair value	Amount of RSUs	Weighted-average grant date fair value
Outstanding at January 1, 2024	—	$—	1,352,085	$3.59
Granted	580,116	$1.78	1,267,481	$1.88
Vested	(580,116)	$1.78	(782,265)	$3.60
Forfeited	—	$—	(212,614)	$2.42
Outstanding at December 31, 2024	—	$—	1,624,687	$2.40

	Amount of RSUs	Weighted-average grant date fair value
Outstanding at January 1, 2023	—	$—
Granted	1,473,585	$3.59
Forfeited	(52,500)	$3.61
Delivered	(69,000)	$3.61
Outstanding at December 31, 2023	1,352,085	$3.59

(21) Net Income (loss) per Share

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The stock compensation expense related to Class A shares has been attributed entirely to Bitcoin Depot Inc. for purposes of the net income (loss) per share calculation within the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Additionally, for purposes of the net income (loss) per share calculation, because such amounts pertain to compensation expense that do not affect the net assets of BT HoldCo available for liquidation, they are not further attributed to the non-controlling interest holders under the HLBV method described in Note 12.

Management determined that EPS for periods prior to the Merger, was not considered meaningful due to the complexities of determining the weighted average stock outstanding as a result of the recapitalization. Accordingly, the computation of loss per share and weighted average common stock outstanding has only been presented for the years ended December 31, 2024 and for the period from the date of transaction close through December 31, 2023, as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023 (from the date of the close of the transaction)
Numerator:
Net income (loss) attributable to Bitcoin Depot Inc. Including Series A Preferred Stock - Basic and Diluted	$(11,652)	$(26,102)
Denominator:
Weighted average common and preferred stock outstanding - basic and diluted	19,384,636	16,675,529
Net loss per share - Bitcoin Depot Inc.	$(0.60)	$(1.57)

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

Class of Security	Number of Shares as of December 31,
	2024	2023
PubCo Warrants - Public and Private	43,848,750	43,848,750
PubCo Class E Common Stock - Earnouts Units	1,075,761	1,075,761
BT OpCo Founder Convertible Preferred Units(1) (2)	—	2,900,000
BT OpCo Exchangeable Non-Controlling Interest(1) (2)	44,093,024	41,200,000
BT OpCo Earnouts Units(1)	15,000,000	15,000,000
2023 Incentive Plan RSU awards	1,624,687	1,352,145

(1)
Held at BT Assets and exchangeable into Class A common stock of the Company or cash upon the occurrence of certain conditions.
(2)
Held at BT Assets and can be exchanged into Class A common stock of the Company.

(22) Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. Employees who are over the age of 21 years are eligible to participate in the plan. Eligible employees may elect to defer a percentage of eligible compensation, which is subject to an annual limit of the lesser of 90% of eligible compensation or the maximum limit set by the IRS. The Company matches employee contributions up to a maximum of 50% of the participant’s compensation deferral, limited to 6% of the employee’s compensation. For the years ended December 31, 2024 and 2023, the Company made contributions of $0.3 million and $0.2 million to the plan. These expenses are included in selling, general and administrative expenses in the consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

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

Floorspace leases

The Company has obligations as a lessee for floorspace. Generally, these lease arrangements meet the short-term lease criteria when the floorspace leases are cancellable by the Company upon notice of 30 days or less. Accordingly, for the leases that are cancellable, the Company has elected and applied the practical expedient that allows the Company to recognize short-term lease payments on a straight-line basis over the lease term on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. For those floorspace leases that have a noncancellable term greater than 12 months, the Company records ROU assets and lease liabilities and presents them as operating leases. The Company recognized right of use assets and a lease liability of $2.2 million for the year ended December 31, 2024 as a result of the non-cash transaction related to floorspace operating leases.

Office space leases

The Company has obligations as a lessee for office space under a noncancellable lease arrangement that expires in May 2025, with options to renew up to five years. Payments due under the lease contracts include mainly fixed payments. The lease for the office space is classified as an operating lease in accordance with Topic 842.

BTM Kiosk leases

The Company has obligations as a lessee for BTM kiosks. The leases for the BTM kiosks are classified as finance leases in accordance with Topic 842 that expire on various dates through August 31, 2027. The BTM kiosk lease agreements are for two or three year terms and include various options to either renew the lease, purchase the kiosks or exercise a bargain option to purchase the kiosk at the end of the term. Certain finance leases are personally guaranteed by the CEO and contain guarantees for return of equipment by the CEO.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2024, the Company entered into lease agreements for the lease of 1,186 new BTMs. The leases have noncancellable lease terms ranging from 24 months to 36 months. The Company will acquire the assets for a bargain purchase price of $1 at the end of their terms. Due to the bargain purchase option, the Company classified the new leases as a finance lease. The Company recognized right of use assets and a lease liability of $3.4 million for the year ended December 31, 2024 as a result of the non-cash transaction related to the finance leases.

The components of the lease expense are as follows (in thousands):

	As of December 31,
	2024	2023
Finance lease expense:
Amortization of right-of-use-assets	$4,039	$8,492
Interest on lease liabilities	1,311	3,343
Total finance lease expense	5,350	11,835
Operating lease expense	1,003	293
Short-term lease expense	36,687	34,526
Total lease expense	$43,040	$46,654

	As of December 31,
	2024	2023
Other information:
Operating cash flows used for finance leases	$(1,373)	$(3,343)
Operating cash flows used for operating leases	$(1,089)	$(318)
Financing cash flows used for finance leases	$(7,634)	$(14,005)

	Year Ended December 31,
	2024	2023
Weighted-average remaining lease term - finance leases	1.7 years	1.6 years
Weighted-average remaining lease term - operating leases	3.0 years	2.3 years
Weighted-average discount rate - finance leases	18.2%	17.9%
Weighted-average discount rate - operating leases	16.9%	16.6%

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of the lease liability under the non-cancellable operating lease as of December 31, 2024 are as follows (in thousands):

Operating Leases
2025	$1,218
2026	1,117
2027	590
2028	345
2029	59
Total undiscounted lease payments	3,329
Less: imputed interest	(697)
Total operating lease liability	2,632
Less: operating lease liabilities, current	(858)
Operating lease liabilities, net of current portion	$1,774

Maturities of the lease liability under the non-cancellable finance leases as of December 31, 2024 are as follows (in thousands):

Finance Leases
2025	$4,145
2026	1,753
2027	384
Total undiscounted lease payments	6,282
Less: imputed interest	(886)
Total finance lease liability	5,396
Less: current installments of obligations under finance leases	(3,446)
Obligations under finance leases, excluding current installments	$1,950

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2024 Canaccord added Bitcoin Depot Operating LLC as a defendant to account for the name change following the closing of the merger. Canaccord now estimates the total transaction value could be up to $655 million.

Bitcoin Depot does not believe the allegations made against it are valid and intends to vigorously defend against them. The range of potential loss related to the identified claim is between $0 and $23.0 million, the amount of damages that Canaccord is seeking in the lawsuit. The additional costs mentioned in the claim are not able to be estimated at this time. The discovery phase of the litigation involving documentary productions and oral examinations is largely completed. A mediation of the dispute has been rescheduled to second quarter of 2025.

In March 2025, two of our subsidiaries were served with a civil complaint from the Attorney General of the State of Iowa (the “Iowa AG”) in connection with a suit filed against us by the Iowa AG, on behalf of the state of Iowa, in the Iowa District Court for Polk County. The complaint alleges that our subsidiaries violated certain provisions of the Iowa Consumer Fraud Act as a result of Bitcoin withdrawals made from our ATMs being used by our customers to make payments under a variety of fraudulent schemes. The complaint further alleges that Bitcoin Depot should have known that the purpose of these withdrawals was to make payment under such schemes and that it should have taken additional steps to protect its customers. The complaint is seeking a preliminary and permanent injunction against the subsidiaries from either operating in Iowa or further violating the Iowa Consumer Fraud Act as well as monetary penalties. The Company strongly rejects any allegations that its subsidiaries or their BTMs violated the Iowa Consumer Fraud Act and intends to vigorously defend itself against the allegations. Although the Company does not believe that this matter will have a material adverse effect on its business, financial position, results of operations or cash flows, the Company can provide no assurance as to the scope and outcome of this matter and no assurance as to whether there will be a material adverse effect to its business or its Consolidated Financial Statements.

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

(25) Subsequent Events

In February 2025, the Company purchased an additional $6.0 million of BTC as a part of its treasury strategy.

In March 2025, the Company entered into an amendment to the Amended and Restated Note to extend the maturity date to December 15, 2027. The amendment also amended the timing and amount of fixed amortization payments requiring $9.5 million in fixed amortization payments in 2025 and $17.6 million thereafter.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Change in Independent Registered Public Accounting Firm

As previously reported on a Current Report on Form 8-K that the Company filed on August 23, 2024:

Dismissal of Independent Registered Public Accounting Firm

On August 23, 2024, Bitcoin Depot Inc. (the “Company”) notified KPMG of its decision to dismiss KPMG as the Company’s independent registered public accounting firm, effective as of such date. The decision was approved by the Company's audit committee.

The reports of KPMG on the Company’s consolidated financial statements for the fiscal years ended December 31, 2023 and 2022, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows:

KPMG’s report on the consolidated financial statements of the Company as of and for the years ended December 31, 2022 and 2021, contained a separate paragraph stating that “As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2022, due to the adoption of Accounting Standards Codification 842, Leases.”

During the years ended December 31, 2023 and 2022, and the subsequent interim period through August 23, 2024, there were (i) no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its report for such year, and (ii) no matter that was either the subject of a “disagreement” or a “reportable event” as those terms are defined in Item 304(a)(1) of Regulation S-K, except in connection with the preparation of the Company’s consolidated financial statements as of December 31, 2023 and 2022, during which management identified material weaknesses in its internal control over financial reporting. As of December 31, 2024, the material weaknesses related to the Company’s lack of technical accounting resources to analyze and apply technical accounting considerations, and ineffective reconciliation controls over cash in transit, have been remediated. However, the remaining material weaknesses still exist as of December 31, 2024.

Appointment of Independent Registered Public Accounting Firm

On August 23, 2024, the Audit Committee engaged Wolf as the Company’s independent registered public accounting firm, effective as of August 23, 2024. During the fiscal years ended December 31, 2023 and 2022, and through subsequent interim period through August 23, 2024, neither the Company, nor anyone on behalf of the Company, consulted with Wolf with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided by Wolf to the Company that Wolf concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue or (ii) any matter that was the subject of either a “disagreement” or a “reportable event” as those terms are defined in Item 304(a)(1) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2024. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

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

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting were effective as of December 31, 2024.

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the preparation of the Company’s consolidated financial statements as of December 31, 2024, management identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The material weaknesses identified relates to (i) the fact that the Company did not have formalized system of internal control over financial reporting in place to ensure that risks are properly assessed, controls are properly designed and implemented and internal controls are properly monitored and functioning, (ii) the Company’s reliance on IT systems and the use of service organizations to initiate, process, and record transactions, for which it did not evaluate or test the respective control objectives and data provided by the service organizations, and did not maintain a sufficient complement of formally documented general IT controls over access, segregation of duties, security, and change management, and (iii) the Company having insufficient controls in place to prevent potential unauthorized activity related to cryptocurrencies. Management has concluded that these material weaknesses arose because, the Company did not have the necessary business processes, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

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

Remediation of Previously Disclosed Material Weaknesses

During the year ended December 31, 2023, two additional material weaknesses in our internal control over financial reporting were identified related to the lack of timely execution of controls related to the cash-in-transit process, and the lack of sufficient qualified and experienced resources within the Company’s accounting function. As of December 31, 2024, we finalized the design and implementation of the controls to address the material weakness. Specifically, the Company took the following steps to remediate this material weakness and concluded that the material weakness was remediated as of December 31, 2024:

•
hired experienced technical accounting manager with extensive public accounting and public company experience, and implemented new internal controls over financial reporting and accounting processes; and
•
implemented a new cash-in-transit reconciliation control, under this control, accounting personnel matches cash received from armored trucks to the corresponding sales transactions recorded. This matching process is documented within a standardized reconciliation template, which captures all relevant data points required for verifying that the amounts reported as in-transit are complete and accurate.

Changes in Internal Control Over Financial Reporting

Except for efforts to remediate the material weakness described above, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements and Policies

During the three months ended December 31, 2024, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

The following table sets forth certain information, as of March 31, 2025, concerning the persons who serve as our executive officers and directors:

Name	Age	Position
Brandon Mintz	30	President, Chief Executive Officer and Chairman
Scott Buchanan	34	Chief Operating Officer, Chief Financial Officer and Director
Mark Smalley	56	Chief Compliance officer
Dan Gardner	43	Director
Teri G. Fontenot	71	Director
Daniel Stabile	41	Director
Bradley Strock	62	Director
Tim Vanderham	46	Director

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

Scott Buchanan. Scott Buchanan has served as a director and Chief Operating Officer of Bitcoin Depot since the Closing. Mr. Buchanan has served as Bitcoin Depot’s Chief Operating Officer since March 2022, and also served as Bitcoin Depot’s Chief Financial Officer from August 2020 to January 2023, and again beginning in November 2024. From June 2019 to August 2020, Mr. Buchanan served as Bitcoin Depot’s Vice President of Finance/HR. Before his tenure at Bitcoin Depot, Mr. Buchanan worked at Acuity Brands (NYSE: AYI) in different finance-related roles beginning in December 2015. Mr. Buchanan holds a B.S. in Accounting from North Carolina State University and a Masters of Science in Accountancy from Wake Forest School of Business. Mr. Buchanan is a certified public accountant. We believe Mr. Buchanan is qualified to serve on Bitcoin Depot’s board of directors because of his finance-related expertise and credentials and his deep understanding of our business and operations.

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

Non-Employee Directors

Dan Gardner. Dan Gardner has served as a director of Bitcoin Depot since the Closing. Mr. Gardner founded Gardner Capital Group and has served as its Chief Executive Officer since November 2020. Within the Gardner Capital portfolio, Mr. Gardner has served as a Principal of Correlate, LLC and ValuFi, LLC since December 2020 and April 2021, respectively. He co-founded and has been a partner of GPF Holdings since April 2019, and of Nova Group, LLC since January 2021. He has also served as Senior Advisor at CentSai since August 2020. From February 2013 to November 2020, Mr. Gardner worked as a Consultant and Director of Strategic Accounts and Acquisitions at Paramount Management Group. In January 2006, Mr. Gardner co-founded Select-A-Branch, an ATM software company, where he developed patented software capable of delivering branded, surcharge-free ATM transactions for an unlimited number of financial institutions at each ATM. Select-A-Branch was acquired in February 2013 by Seven Bank, Ltd. Mr. Gardner serves on the advisory board of Univest Bank & Trust. He also serves on the boards of two Philadelphia nonprofits: Impact Services Corporation and Philly Startup Leaders. Mr. Gardner holds a Bachelor of Science in Business Administration and Management from the College of Charleston. We believe Mr. Gardner is qualified to serve on Bitcoin Depot’s board of directors because of his expertise in both business development strategies and transportation in the electronic payments industry, as well as his significant experience and ability to provide valuable insight and guidance regarding mergers and acquisitions.

Teri Fontenot. Teri Fontenot joined the board of directors of Bitcoin Depot, Inc. July 1, 2024. She is the Chair of the Audit Committee. Teri has served on numerous boards over the past 30 years including publicly traded, large not-for-profit, private and governmental organizations. She is currently on the boards of publicly traded companies Amerisafe (AMSF/Audit, Governance and Risk committees) and AMN (AMN/chair of Audit Committee). She is also on the board of Orlando Health, Inc., a $14 billion health multistate health system, and a private utility company. Teri was the president and CEO of Woman’s Hospital for 24 years, departing in March 2019. Under her leadership, the health system became the largest independently owned hospital for women and infants in the US. Teri holds a BBA in Accountancy from the University of MS, a MBA from Northeast LA University, and is a certified public accountant (inactive). She is also a SEC-qualified financial expert.

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

Bradley Strock. Bradley Strock has served as a director of Bitcoin Depot since the Closing. Mr. Strock has served as President of Klaxon Holdings, LLC since January 2019. Mr. Strock served as Chief Information Officer at PayPal from October 2014 to December 2018, and from March 2011 to October 2014 he served as PayPal’s Vice President of Global Operations Technology. Prior to joining PayPal in 2011, Mr. Strock held several senior executive roles at Bank of America and at JP Morgan Chase. Mr. Strock served on the board of directors of Elevate Credit, Inc. from January 2018 to February 2023, and was a member of Elevate’s Compensation Committee and Chairperson of its Risk Committee. Mr. Strock has also served on the board of Ascensus, LLC, a financial services and technology company, since February of 2023. Mr. Strock has also served on the board of Kiavi, Inc., one of the nation’s largest lenders to real estate investors, from December 2021 to September 2022. Mr. Strock also serves on the board of Hiigna, Inc., a non-profit organization providing micro-finance loans in Africa. He received his MSM (MBA) from the Krannert School of Management at Purdue University, along with a BS in Mechanical Engineering from Purdue. We believe Mr. Strock is qualified to serve on Bitcoin Depot’s board of directors because of his experience in transformative technology, information security, growth strategies and advanced analytics as a senior executive.

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

Audit Committee

The rules of the SEC and listing standards of Nasdaq require that the audit committee of the Company (the “Audit Committee”) be comprised of at least three directors who meet the enhanced independence and experience standards established by Nasdaq and the Exchange Act as they relate to audit committees, subject to the phase in exceptions. Our Audit Committee consists of Ms. Fontenot, Mr. Strock and Mr. Vanderham, with Ms. Fontenot serving as the chair of the Audit Committee. Each member of the Audit Committee is independent and financially literate under the rules of the SEC, and the Bitcoin Depot board of directors has determined that Ms. Fontenot qualifies as an “audit committee financial expert” as defined in applicable SEC and Nasdaq rules. This committee oversees, reviews, acts on and reports on various auditing and accounting matters to the Bitcoin Depot board of directors, including: the selection of Bitcoin Depot’s independent accountants, the scope of Bitcoin Depot’s annual audits, fees to be paid to them, Bitcoin Depot’s performance and Bitcoin Depot’s accounting practices. In addition, the Audit Committee will oversee Bitcoin Depot’s compliance programs relating to legal and regulatory requirements. The Audit Committee will also review and approve or disapprove of related party transactions. The purpose and responsibilities of our Audit Committee are set forth in the Audit Committee Charter adopted by our Board on June 30, 2023.

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

Compensation Committee Interlocks and Insider Participation

Brandon Mintz served as Chair of the Compensation Committee and also served as our President and Chief Executive Officer during 2024. None of our executive officers served on the compensation committee or board of any company that employed any member of the Compensation Committee or our Board.

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

Item 11. Executive Compensation.

We are currently considered an “emerging growth company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures regarding executive compensation, for our last completed fiscal year. Further, BT OpCo reporting obligations extend only to “Named Executive Officers,” which are the individuals who served as principal executive officer and the next two most highly compensated executive officers at any time during fiscal year 2024 or fiscal year 2023.

Executive	Principal Position
Brandon Mintz	President and Chief Executive Officer
Scott Buchanan	Chief Operating Officer and Chief Financial Officer
Glen Leibowitz (1)	Chief Financial Officer

(1) Effective November 15, 2024, Glen Leibowitz resigned from his position as CFO.

2024 Summary Compensation Table

The following table summarizes the compensation awarded to or earned by BT OpCo’s Named Executive Officers for the fiscal year ended December 31, 2024 and the fiscal year ended December 31, 2023.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Brandon Mintz	2024	$895,112	$—	$617,381	$—	$1,512,493
President and Chief Executive Officer	2023	$688,188	$80,000	$2,923,380	$—	$3,691,568
Scott Buchanan	2024	$342,500	$116,000	$464,638	$625,000	$1,548,138
Chief Operating Officer and Chief Financial Officer	2023	$305,730	$50,000	$948,538	$825,000	$2,129,268
Glen Leibowitz	2024	$276,923	$97,500	$89,673	$—	$464,096
Chief Financial Officer	2023	$275,687	$100,000	$130,527	$—	$506,214

(1)	The amount in this column reflects the base salary actually earned by each Named Executive Officer during each of fiscal year 2024 and 2023.

(2)

The amount in this column reflects the annual bonus earned by Mr. Buchanan (i) in fiscal year 2023 based on the achievement of net profit goals for BT OpCo, which was earned at 50% of target. (ii) in fiscal year 2024 based on the achievement of net profit goals for BT OpCo, which was earned at 50% of target.

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

(4)

The amount in this column reflects the Closing of the SPAC merger Sale Bonus to Mr. Buchanan. In July 2023, Mr. Buchanan’s Sale Bonus Agreement was amended to include the following provisions: (i) $500,000 was paid in July 2023 (ii) $325,000 was paid as soon as the Tangible Net Worth of Bitcoin Depot Operating LLC was above $3 million (iii) $750,000 to be paid over time as the BT Assets Preferred Dividends are paid. For each $5.0 million of Preferred Dividends that are paid, Mr. Buchanan will be paid $125,000 until he has received the full $750,000. As of the date of this report, $29.0 million of Preferred Dividends have been paid, and Mr. Buchanan has earned $725,000 (iv) 120,500 RSUs which will vest quarterly over 1 year. As of the date of this report both the $500,000 and $325,000 have been paid as well as the 120,500 RSUs were granted during the three months ended September 2023. The RSUs granted are accounted for in the Stock Awards column.

Outstanding Equity Awards at Fiscal Year End

The following table provides information about the outstanding equity awards held by our named executive officers as of December 31, 2024 and 2023.

		Stock Awards
Name	Year	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units that Have Not Vested ($)
Brandon Mintz	2024	816,218	$1,322,273
	2023	362,432	$1,170,655
Scott Buchanan	2024	311,375	$504,428
	2023	232,628	$749,062
Glen Leibowitz	2024	—	$—
	2023	36,157	$116,787

Narrative Disclosure to Summary Compensation Table

Employment Agreements

BT OpCo is not party to an employment agreement with Brandon Mintz. On July 1, 2020, BT OpCo entered into an employment agreement with Scott Buchanan to serve as the Vice President, Finance & Human Resources of BT OpCo. Mr. Buchanan’s title was subsequently changed to Chief Operating Officer and Chief Financial Officer. The employment agreement does not have a fixed term. Mr. Buchanan’s employment agreement provides for an initial annual base salary of $125,000 (which has subsequently been increased to $350,000), as well as eligibility for Mr. Buchanan to earn an annual cash bonus as described below in the “Annual Bonus” section. Mr. Buchanan is also eligible for paid time off, reimbursement of business expenses, and participation in any health, dental and vision benefits provided by BT OpCo to similarly situated employees.

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

For fiscal year 2024, Mr. Mintz’s base salary was $900,000 and Mr. Buchanan’s base salary was $320,000 until it was increased to $350,000, effective November 18, 2024, upon beginning to serve as acting CFO, Mr. Buchanan's base salary was increased to $558,000. Mr. Leibowitz's base salary was $300,000.

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

Non-Equity Incentive Plan Compensation

With respect to fiscal year 2024 and fiscal year 2023, Mr. Buchanan was eligible to receive an annual bonus, with the target amount of $100,000, pursuant to his employment agreement with BT OpCo, as described above. The annual bonus for fiscal year 2024 and fiscal year 2023 for Mr. Buchanan was earned at 50% and 50% respectively, of target based on the attainment of net profit goals for BT OpCo.

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

Amended Sale bonus agreement

In July, 2023 Mr. Buchanan’s Sale Bonus Agreement was amended to include the following provisions: (i) $500,000 to be paid in July 2023 (ii) $325,000 to be paid as soon as the Tangible Net Worth of Bitcoin Depot Operating LLC is above $3 million (iii) $750,000 to be paid over time as the BT Assets Preferred Dividends are paid. For each $5.0 million of Preferred Dividends that are paid Mr. Buchanan will be paid $125,000 until he has received the full $750,000. As of the date of this report, $29.0 million of Preferred Dividends have been paid, and Mr. Buchanan has earned $725,000. (iv) 120,500 RSU's which will vest quarterly over 1 year, which were granted in July 2023.

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

Committee/Role	Committee Compensation
Audit committee chairperson	$20,000
Audit committee member	$8,125
Compensation committee chairperson	$11,500
Compensation committee member	$5,250
Nominating and corporate governance committee chairperson	$8,000
Nominating and corporate governance committee member	$5,000

The following charts highlight the Board composition and their role on our various committees of the Board.

Director	Audit Committee	Compensation Committee	Nomination and Corporate Governance Committee
Brandon Mintz		■	■
Bradley Strock	☐		☐
Dan Gardner		☐
Daniel Stabile		☐	☐
Scott Buchanan
Teri Fontenot	■
Tim Vanderham	☐

Committee member	☐
Committee chair	■

Director	Fiscal Year	Cash Compensation ($)	Committee Compensation ($)	Stock Awards (Shares) (1)	Total ($)
Brandon Mintz	2024				$—
Bradley Strock	2024	$48,750	$16,125	35,000	$64,875
Dan Gardner	2024	$30,000	$8,000	35,000	$38,000
Daniel Stabile	2024	$30,000	$16,000	35,000	$46,000
Jackie Marks	2024	$15,000	$10,000	35,000	$25,000
Scott Buchanan	2024				$—
Teri Fontenot	2024	$15,000	$10,000	40,000	$25,000
Tim Vanderham	2024	$30,000	$8,125	35,000	$38,125

(1) Teri Fontenot was granted 40,000 RSUs. Each of the other directors were granted 35,000 RSUs which cliff vest after 1 year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 17, 2025 by:

•	each person known by us, based on Schedules 13D and 13G filed with the SEC, to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers as set forth in Item 11 of this Annual Report and directors; and

•	all of our executive officers and directors as a group.

A person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of such securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, the sole voting and investment power with respect to the indicated shares of common stock. Percentages are based on 21,670,569 shares of Class A Common Stock and 41,193,024 shares of Class V Common Stock.

Name and Address of Beneficial Owner	Shares of Class A Common Stock		%	Shares of Class V Common Stock		%
Directors and named executive officers:
Brandon Mintz (v)	34,280	(i)	0.2%	41,193,024	(ii)	100.0%
Scott Buchanan	221,276	(iii)	1.0%	—		—
Glen Leibowitz	67,630	(iv)	0.3%	—		—
Dan Gardner	—		—	—		—
Teri Fontenot	—		—	—		—
Daniel Stabile	—		—	—		—
Bradley Strock	—		—	—		—
Tim Vanderham	—		—	—		—
All directors and all executive officers as a group (9 persons)	1,408,260		6.5%	41,193,024		100.0%
Five Percent Holders:
BT Assets, Inc. (v)	-		—	41,193,024		—
Sopris SS-BCD Secondary Investors LLC (vi)	3,062,762		14.1%	—		—
Meteora Strategic Capital, LLC (viii)	1,477,371		6.8%	—		—
Polar Multi-Strategy Master Fund (ix)	1,439,395		6.6%	—		—
Shaolin Capital Management LLC (x)	1,365,646		6.3%	—		—
AWM Investment Company, Inc. (xi)	1,323,944		6.1%	—		—
Aristeia Capital, L.L.C. (xii)	1,218,611		5.6%	—		—
Walleye Capital LLC (xiii)	1,093,322		5.0%	—		—
Owl Creek Asset Management, L.P. (xiv)	945,050		4.4%	—		—

(i) Consists of 34,280 shares of Class A common stock held by Brandon Mintz, a U.S. citizen. Mr. Mintz is Bitcoin Depot’s President and Chief Executive Officer and has served as Chairman of the board of directors of Bitcoin Depot since its inception in June 2016. The address of Mr. Mintz is c/o Bitcoin Depot Inc., 3343 Peachtree Road NE, Suite 750, Atlanta, Georgia 30326.

(ii) Consists of 41,193,024 shares of Class V common stock held by BT Assets, of which Mr. Mintz is the sole voting stockholder and therefore Mr. Mintz may be deemed to beneficially own such shares.

(iii) Consists of 401 ,276 shares of Class A common stock held by Scott Buchanan, a U.S. citizen. Mr. Buchanan is Bitcoin Depot’s Chief Operating Officer and has served as a member of the board of directors of Bitcoin Depot since the Closing. The address of Mr. Buchanan is c/o Bitcoin Depot Inc., 3343 Peachtree Road NE, Suite 750, Atlanta, Georgia 30326.

(iv) Consists of 67,630 shares of Class A common stock held by Glen Leibowitz, a U.S. citizen. Mr. Leibowitz was Bitcoin Depot’s Chief Financial Officer. Effective November 15, 2024, Glen Leibowitz resigned from his position as CFO. The address of Mr. Leibowitz is c/o Bitcoin Depot Inc., 3343 Peachtree Road NE, Suite 750, Atlanta, Georgia 30326.

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

(vi) Consists of (i) 155,786 shares of Class A Common Stock, par value 0.0001 (“Shares”) directly held by Mr. Andrew Mitchell Paul, a citizen of the United States and (ii) 2,906,976 Shares directly held by Sopris SS-BCD Secondary Investors, LLC, a limited liability company organized in Delaware. Mr. Paul is the sole managing member of Sopris SS-BCD Secondary Investors, LLC. The business address of this entity and Mr. Paul is 409 Aspen Airport Business Center, Suite B Aspen, CO 81611.

(vii) Consists of 1,938,724 Public Warrants exercisable for shares of Class A common stock. LMR Partners LLP, LMR Partners Limited, LMR Partners LLC, LMR Partners AG and LMR Partners (DIFC) Limited (collectively, the “LMR Investment Managers”), serve as the investment managers to certain funds with respect to the shares of Class A common stock held by certain funds. The ultimate natural persons who have voting and dispositive power over the securities held by certain funds and managed by LMR Investment Managers are Ben Levin and Stefan Renold. The securities beneficially owned by the preceding reporting parties are directly held by LMR Master Fund and LMR CCSA Master Fund, for which the LMR Investment Managers serve as the Investment Managers. The business address of LMR Investment Managers is c/o LMR Partners LLP, 9th Floor, Devonshire House, 1 Mayfair Place London, W1J 8AJ, United Kingdom.

(viii) Consists of (i) 774,421 shares of Class A common stock, including (x) 468,545 shares registered for resale hereby and (y) 305,876 shares purchased in the open market, (ii) 29,794 shares of Class E-1 common stock, (iii) 29,794 shares of Class E-2 common stock, (iv) 29,794 shares of Class E-3 common stock, (v) 1,434,739 Private Placement Warrants, and (vi) 1,171,495 Public Warrants purchased in the open market, held directly by Meteora Strategic Capital, LLC (“MSC”). Meteora Capital, LLC (“Meteora”) is the Manager of MSC and has investment and dispositive power over the securities. Vikas Mittal is the Managing Member of MSC and Meteora and may be deemed to have voting and investment control with respect to the securities held by these entities. Each of the parties in this footnote disclaims any beneficial ownership of the reported securities other than to the extent of any pecuniary interest the party may have therein. The business address of these entities and Mr. Mittal is 1200 N Federal Hwy, Ste 200, Boca Raton, Florida 33432.

(ix) Consists of (i) 144,884 shares of Class A common stock registered for resale hereby and (ii) 1,294,511 Public Warrants exercisable for shares of Class A common stock subject to an ownership blocker pursuant to the Non-Redemption Agreement entered into by the Company and Polar Multi-Strategy Master Fund (the “Polar Fund”), each held directly by the Polar Fund. The Polar Fund is under management by Polar Asset Management Partners Inc. (“PAMPI”). PAMPI serves as Investment Advisor to the Polar Fund and has control and discretion over the securities held by the Polar Fund. As such, PAMPI may be deemed the beneficial owner of the securities held by the Polar Fund. PAMPI disclaims any beneficial ownership of the reported securities other than to the extent of any pecuniary interest therein. The ultimate natural persons who have voting and dispositive power over the securities held by the Polar Fund are Paul Sabourin and Abdalla Ruken, Co-Chief Investment Officers of PAMPI. The business address of the Polar Fund is c/o Polar Asset Management Partners Inc., 16 York Street, Suite 2900, Toronto, Ontario, M5J 0E6 Canada.

(x) Consists of, in each case, without giving effect to the 9.9% beneficial ownership blocker pursuant to the PIPE Agreement, (i) 770,727 shares of Class A common stock of which (w) 315,019 shares of Class A common stock are owned by Shaolin Capital Partners Master Fund Ltd, (x) 143,596 shares of Class A common stock are owned by MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, (y) 173,614 shares of Class A common stock are owned by DS Liquid DIV RVA SCM LLC and (z) 138,498 shares of Class A common stock are owned by Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC (collectively, the “Shaolin funds”), including (1) 509 shares held by Shaolin Capital Partners Master Fund Ltd., 7,792 shares held by MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, 208 shares held by DS Liquid DIV RVA SCM LLC, and 7,292 shares held by Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC, registered for resale hereby by each such Shaolin fund, respectively, and (2) collectively among the Shaolin funds, 754,926 shares purchased in GSRM’s IPO (including rights that were exchanged into shares at the Closing), and (ii) 1,874,274 Public Warrants purchased in GSRM’s IPO and in the open market, of which (w) 751,584 Public Warrants are held by Shaolin Capital Partners Master Fund Ltd, (x) 367,358 Public Warrants are owned by MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, (y) 414,215 Public Warrants are owned by DS Liquid DIV RVA SCM LLC and (z) 341,117 Public Warrants are owned by Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC. Shaolin Capital Management LLC (“SCM”) is the Manager of the Shaolin funds and has sole investment and dispositive power over the securities. David Puritz, in his position as CIO at SCM and Michael Jester in his position as Co-founder and Head of Research at SCM may be deemed to have voting and investment control with respect to the securities held by these entities. SCM has sole voting and dispositive power over the securities held by each of these entities. Each of the parties in this footnote disclaims any beneficial ownership of the reported securities other than to the extent of any pecuniary interest the party may have therein. The business address of these entities and individuals is 230 NW 24th Street, Suite 603, Miami, Florida 33127. Pursuant to the PIPE Agreement, the exercise or conversion of any Series A Preferred Stock, warrants or other convertible or equity-linked securities of the Company is subject to ownership limitations such that Shaolin Capital Management, LLC and its affiliates cannot beneficially own in excess of 9.9% of the pro forma issued and outstanding Class A common stock of the Company at any time. The number of shares beneficially owned by the Shaolin funds after the offering is based on 13,183,691 shares of Class A common stock outstanding as of the date of this prospectus supplement, plus an aggregate of 610,720 shares of Class A common stock issuable upon exercise of 610,720 Public Warrants held by the Shaolin funds, which represents the maximum number of such warrants exercisable by the Shaolin funds to be in compliance with the 9.9% ownership limitation to which the Shaolin funds are subject.

(xi) Consists of 1,323,944 shares of Class A common stock, of which (a) 134,832 shares are held by Special Situations Cayman Fund, L.P., 463,214, (b) 463,214 shares are held by Special Situations Fund III QP, L.P., (c) 81,782 shares are held b Special Situations Private Equity Fund, L.P., (d) 40,653 shares are held by Special Situations Technology Fund, L.P., and (e) 216,521 shares held by Special Situations Technology Fund II, L.P. (collectively, shares held by the “Funds”). AWM Investment Company, Inc. is the investment advisor to these Funds. The ultimate natural persons who have voting and dispositive power over the securities held by the Funds are David M. Greenhouse and Adam C. Stettner, as controlling principals of AWM Investment Company, Inc. The business address of AWM Investment Company, Inc. is c/o Special Situations Funds, 527 Madison Avenue, Suite 2600, New York, NY 10022.

(xii) Consists of 1,218,611 shares of Class A common stock. Aristeia Capital, L.L.C., a Delaware limited liability company is the investment manager of, and has voting and investment control, with respect to the securities described herein held by, one or more private investment funds. The business address of Aristeia Capital, L.L.C. is One Greenwich Plaza, Suite 300 Greenwich, CT 06830.

(xiii) Consists of 1,093,322 shares of Class A common stock. Walleye Capital LLC, a Minnesota limited liability company is the investment manager of, and has voting and investment control, with respect to the securities described herein. The business address of Walleye Capital LLC is 2800 Niagara Lane N, Plymouth, MN 55447.

(xiv) Consists of 693,050 shares of Class A common stock and 252,000 shares of Class A common stock issuable upon the exercise of warrants. Owl Creek Asset Management, L.P., a Delaware limited partnership is the investment manager of Owl Creek Credit Opportunities master Fund, Ltd. (the “Owl Creek Fund”) with respect to these securities owned by the Owl Creek Fund. Jeffrey A. Altman is the managing member of the general partner of Owl Creek Asset Management, L.P. with respect to the securities owned by Owl Creek Fund. The business address of the reporting persons is 640 Fifth Ave., 20th Floor, New York, NY 10019.

Equity Compensation Plan Information

The following table presents aggregate information regarding grants under all equity compensation plans of the Company through December 31, 2024:

	(A)	(B)	(C)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
2023 Incentive plan	1,624,687	2.40	4,917,241

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

Preferred Units

BT Assets holds 2,900,000 BT HoldCo Preferred Units. The BT HoldCo Preferred Units are non-voting units of BT HoldCo that are senior to the BT HoldCo Common Units in respect of distributions (as further described below). Each BT HoldCo Preferred Unit will automatically convert into one BT HoldCo Common Unit upon the distribution of $10.00 in respect of each such BT HoldCo Preferred Unit (or $29.0 million in the aggregate). The conversion of the BT HoldCo Common Units will occur automatically upon such event without any further action by BT HoldCo, the manager of BT HoldCo, BT Assets or any other person. Following the conversion of the BT HoldCo Preferred Units, such units will entitle the holder to the rights and obligations of a holder of a BT HoldCo Common Unit and each converted BT HoldCo Preferred Unit will cease to be issued or outstanding. During the year ended December 31, 2024, the $29.0 million preferred distribution was paid to BT Assets as a return to BT Asset's on the preferred units it holds in BT HoldCo.

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

The foregoing description of the Indemnification Agreements is qualified in its entirety by the full text of the Indemnification Agreements.

Policies and Procedures for Related Person Transactions

Effective upon the Closing, our board of directors adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “related person transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “related person” meanbs:

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

Independence

The Board has determined that five of the Company’s seven directors are “independent” as defined in the applicable listing standards of the NASDAQ Stock Market LLC, including that each such director is free of any relationship that the Board believes would interfere with his or her individual exercise of independent judgment. As a part of the Board’s review of the independence of directors, questionnaires are used on an annual basis (or when a new director is added) to gather input to assist the Corporate Governance and Nominating Committee. The following directors were determined to be independent: Teri Fontenot, Bradley Strock, Tim Vanderham, Daniel Gardner and Daniel Stabile.

In making its determinations regarding director independence, the Board considered, among other things:

•
any material relationships with the Company, its subsidiaries or its management, aside from such director’s service as a director;

•
transactions between the Company, on the one hand, and the directors and their respective affiliates, on the other hand;

•
transactions outside the ordinary course of business between the Company and companies at which some of its directors are or have been executive officers or significant stakeholders, and the amount of any such transactions with these companies; and

•
relationships among the directors with respect to common involvement with for-profit and non-profit organizations.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is Wolf & Company P.C. (“Wolf”), Boston, MA, Auditor ID: 392.

KPMG LLP ("KPMG"), Atlanta, GA. Auditor ID: 185, audited our financial statements for the years ended December 31, 2023 and 2022.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2024 and 2023 by the Company’s independent registered public accounting firms. Wolf has served as the Company’s independent registered public accounting firm since August 23, 2024. KPMG was our independent registered public accounting firm for our fiscal year ended December 31, 2023. See “Change in Independent Registered Public Accounting Firm” below.

	Year Ended December 31,
	2024	2023
Wolf & Co.
Audit fees	$739	$—
Audit related fees	—	—
Tax fees	—	—
Wolf & Co. total	739	—
KPMG
Audit fees	1,304	5,590
Audit related fees	1,858	—
Tax fees	184	25
KPMG total	3,346	5,615
Total	$4,085	$5,615

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

Tax Fees. The aggregate amount of fees charged by KPMG for tax planning, tax advice and tax compliance for the years ended December 31, 2024 and 2023 totaled $184,000 and $25,000, respectively.

All Other Fees. We did not incur fees related to KPMG for any other services for both the year ended December 31, 2024 and 2023.

Item 15. Exhibits and Financial Statement Schedules.

Exhibit	Description	Schedule/Form	Exhibit No.	Filing Date

2.1†	Transaction Agreement, dated as of August 24, 2022, by and among by and among GSRM, the Sponsor, BT Assets and BT OpCo.	8-K	2.1	August 25, 2022

2.2	First Amendment to the Transaction Agreement, dated February 13, 2023 by and among GSRM, the Sponsor, BT Assets and BT OpCo.	8-K	2.1	February 14, 2023

2.3	Second Amendment to the Transaction Agreement, dated April 4, 2023 by and among GSRM, the Sponsor, BT Assets and BT OpCo.	8-K	2.1	April 4, 2023

2.4	Third Amendment to the Transaction Agreement, dated May 11, 2023 by and among GSRM, the Sponsor, BT Assets and BT OpCo.	8-K	2.1	May 11, 2023

2.5†	Fourth Amendment and Joinder to the Transaction Agreement, dated June 7, 2023 by and among GSRM, the Sponsor, BT Assets and BT OpCo.	8-K	2.1	June 13, 2023

3.1	Second Amended and Restated Certificate of Incorporation of Bitcoin Depot Inc.	8-K	3.1	July 7, 2023

3.2	Amended and Restated Bylaws of Bitcoin Depot Inc.	8-K	3.2	July 7, 2023

3.3	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock of Bitcoin Depot Inc.	8-K	3.3	July 7, 2023

4.1	Specimen Warrant Certificate (included in Exhibit 4.2).	S-1/A	4.3	February 23, 2022

4.2	Warrant Agreement, dated as of February 24, 2022 by and between GSRM and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.5	March 2, 2022

10.1	BT HoldCo LLC Amended and Restated Limited Liability Company Agreement.	8-K	10.1	July 7, 2023

10.6	Form of Indemnification Agreement.	8-K	10.6	July 7, 2023

10.7	PIPE Agreement, dated as of June 23, 2023, by and among the Company, GSRM and the investors listed therein.	8-K	10.1	June 26, 2023

10.8	Amendment No. 1 to the PIPE Agreement, dated October 2, 2023, by and among the Company and the investors listed therein.	8-K	10.1	October 2, 2023

10.9	Registration Rights Agreement, dated October 3, 2023, by and among the Company and the holders listed therein.	8-K	10.2	October 2, 2023

10.10#	Form of Bitcoin Depot Inc. 2023 Omnibus Incentive Plan.	8-K	10.8	July 7, 2023

10.11	Form of Voting and Non-Redemption Agreement.	8-K	10.1	May 19, 2023

10.12	Form of Non-Redemption Agreement.	8-K	10.1	June 2, 2023

Exhibit	Description	Schedule/Form	Exhibit No.	Filing Date
10.13#	Form of Phantom Equity Award Termination Agreement and General Release.	8-K	10.11	July 7, 2023

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

		8-K	10.1	June 28, 2023

21.1*	List of Subsidiaries of Bitcoin Depot Inc.

23.1*	Consent of Wolf

23.2*	Consent of KPMG

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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

#	Indicates a management contract or compensatory plan, contract or arrangement.

†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to			l

Exhibit	Description	Schedule/Form	Exhibit No.	Filing Date
furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 24, 2025	By:	/s/ Brandon Mintz
	Name:	Brandon Mintz
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: March 24, 2025	By:	/s/ Scott Buchanan
	Name:	Scott Buchanan
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brandon Mintz	President, Chief Executive Officer and Chairman
Brandon Mintz /s/ Scott Buchanan	(Principal Executive Officer)	March 24, 2025
Scott Buchanan /s/ Dan Gardner	Chief Operating Officer, Chief Financial Officer and Director (Principal Financial Officer)	March 24, 2025
Dan Gardner /s/ Teri Fontenot	Director	March 24, 2025
Teri Fontenot /s/ Daniel Stabile	Director	March 24, 2025
Daniel Stabile /s/ Bradley Strock	Director	March 24, 2025
Bradley Strock	Director	March 24, 2025
/s/ Tim Vanderham
Tim Vanderham	Director	March 24, 2025