Form 10-K/A
period 2024-12-31
Bitcoin Depot Inc.
filed 2025-04-10
CIK 1901799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-K/A is filed to amend Part IV, Item 15 (Exhibits and Financial Statement Schedules) of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed on March 24, 2025 (the "Original Form 10-K"), to include as exhibits the Bitcoin Depot, Inc. Clawback Policy and the Bitcoin Depot, Inc. Insider Trading Policy.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. As such, information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and other filings of Bitcoin Depot, Inc. with the Securities and Exchange Commission.

Part IV

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

		8-K	10.1	June 28, 2023

19.1***	Insider Trading Policy

21.1*	List of Subsidiaries of Bitcoin Depot Inc.

23.1*	Consent of Wolf

23.2*	Consent of KPMG

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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback policy of Bitcoin Depot, Inc.	10-K	97.1	April 15, 2024

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed with the Original Form 10-K.

**	Furnished with the Original Form 10-K.

***	Filed herewith.

Exhibit	Description	Schedule/Form	Exhibit No.	Filing Date
#	Indicates a management contract or compensatory plan, contract or arrangement.

†

Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

l

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 9, 2025	By:	/s/ Brandon Mintz
	Name:	Brandon Mintz
	Title:	President and Chief Executive Officer (Principal Executive Officer)