Form 10-Q
period 2025-03-31
Bitcoin Depot Inc.
filed 2025-05-15
CIK 1901799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 13, 2025, the registrant had 23,119,373 shares outstanding of Class A common stock, par value $0.0001 per share, and 41,193,024 shares outstanding of Class V common stock, par value $0.0001 per share.

Bitcoin Depot Inc.

Quarterly Report on Form 10-Q

Forward-Looking Statements

Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, they are subject to risks and uncertainties that are described more fully herein and in our Annual Report on Form 10-K for the year ended December 31, 2024, in Part I, Item 1A, “Risk Factors” and in Part I under the heading "Cautionary Notice Regarding Forward-Looking Statements", as well as in our other filings with the Securities and Exchange Commission. These risks include our ability to successfully realize the expected benefits of the business combination; our ability to operate in existing markets or expand into new jurisdictions; our ability to manage our growth effectively; litigation related to our operations and/or strategic transactions; our ability to continue to operate in states where we have obtained the requisite licenses to the extent that the laws and regulations of such states clearly indicate that a license is required or where state regulators have advised us that we need a license to operate; our ability to manage regulatory uncertainty in the cryptocurrency industry and maintain positive relationships with federal and state regulators; our dependence on key business relationships with certain key suppliers of Bitcoin; our dependence on, and ability to maintain, key business relationships with store locations for our kiosks and franchise locations, and related supplies, programs, and technologies for our business on acceptable terms; the negative impact on our future results of operations of the unknown potential growth rate and demand for Bitcoin kiosks and by the slow adoption of cryptocurrency; our heavy dependency on our ability to win, maintain and renew contracts with store location partners; unfavorable macroeconomic conditions or decreased discretionary spending due to other factors such as increased interest rates, increased inflation, high fuel rates, recessions, epidemics or other public health issues, terrorist activity or threat thereof, civil unrest or other economic or political uncertainties, that could adversely affect our business, results of operations, cash flows and financial conditions; and our ability to obtain debt financing or refinance existing indebtedness on satisfactory terms, liquidity and trading of our public securities. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

i

Part I - Financial Information

Item 1. Financial Statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$164,226	$138,539
Cost of revenue (excluding depreciation and amortization)	131,091	121,287
Operating expenses:
Selling, general, and administrative	13,440	13,606
Depreciation and amortization	1,897	2,947
Total operating expenses	15,337	16,553
Income from operations	17,798	699
Other (expense) income:
Interest (expense)	(3,068)	(4,944)
Other income (expense)	(1,090)	6
Gain (loss) on foreign currency transactions	(13)	(127)
Income (Loss) before provision for income taxes and non-controlling interest	13,627	(4,366)
Income tax (expense) benefit	(1,452)	138
Net income (loss)	$12,175	$(4,228)
Net income (loss) attributable to non-controlling interest	7,982	(2,690)
Net income (loss) attributable to common stockholders	$4,193	$(1,538)

Net income per share of common stock - basic and diluted	$0.20	$(0.25)

Weighted average number of common shares outstanding - basic and diluted	21,359,864	16,616,864

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$12,175	$(4,228)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(3)	13
Total comprehensive income (loss)	12,172	(4,215)
Less: Comprehensive income (loss) attributable to non-controlling interest	7,982	(2,677)
Comprehensive income (loss) attributable to common stockholders	$4,190	$(1,538)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Current:
Cash and cash equivalents	$34,962	$29,472
Cryptocurrencies	8,384	1,510
Accounts receivable	147	275
Prepaid expenses and other current assets	2,111	3,076
Total current assets	45,604	34,333
Property and equipment:
Furniture and fixtures	635	635
Leasehold improvements	172	172
Kiosk machines - owned	37,854	36,831
Kiosk machines - leased	8,954	10,367
Total property and equipment	47,615	48,005
Less: accumulated depreciation	(21,916)	(21,158)
Total property and equipment, net	25,699	26,847
Intangible assets, net	1,946	2,320
Goodwill	8,717	8,717
Operating lease right-of-use assets, net	2,336	2,595
Deposits	859	734
Deferred tax assets	4,558	4,558
Total assets	$89,719	$80,104

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2025 (unaudited)	December 31, 2024
Liabilities and Stockholders’ (Deficit) Equity
Current:
Accounts payable	$9,200	$11,557
Accrued expenses and other current liabilities	14,060	14,260
Notes payable, current portion	8,535	6,022
Income taxes payable	3,328	2,207
Deferred revenue	301	20
Operating lease liabilities, current portion	818	858
Current installments of obligations under finance leases	3,431	3,446
Other non-income tax payable	2,259	2,259
Total current liabilities	41,932	40,629
Long-term liabilities
Notes payable, non-current	46,946	49,457
Operating lease liabilities, non-current	1,534	1,774
Obligations under finance leases, non-current	1,119	1,950
Deferred income tax, net	604	604
Tax receivable agreement liability due to related party, non-current	2,176	2,176
Total Liabilities	94,311	96,590
Commitments and Contingencies (Note 19)
Stockholders’ (Deficit) Equity
Series A Preferred Stock, $0.0001 par value; 50,000,000 authorized, 0 and 1,733,884 shares issued and outstanding, at March 31, 2025 and December 31, 2024, respectively	—	—
Class A common stock, $0.0001 par value; 800,000,000 authorized, 22,746,330 and 19,263,164 shares issued, and 22,555,710 and 19,072,544 shares outstanding at March 31, 2025 and December 31, 2024, respectively	2	1
Class E common stock, $0.0001 par value; 2,250,000 authorized, 0 and 1,075,761 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Class V common stock, $0.0001 par value; 300,000,000 authorized, 41,193,024 shares issued and outstanding at March 31, 2025 and December 31, 2024	4	4
Treasury stock	(437)	(437)
Additional paid-in capital	22,829	21,491
Accumulated deficit	(39,304)	(44,349)
Accumulated other comprehensive loss	(256)	(342)
Total Stockholders’ (Deficit) Attributable to Bitcoin Depot Inc.	(17,162)	(23,632)
Equity attributable to non-controlling interests	12,570	7,146
Total Stockholders’ (Deficit) Equity	(4,592)	(16,486)
Total Liabilities and Stockholders’ (Deficit) Equity	$89,719	$80,104

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Class A Common Stock		Class E Common Stock		Class V Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Deficit Attributable to Bitcoin Depot Inc.	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
January 1, 2025	1,733,884	$—	19,263,164	$1	1,075,761	$—	41,193,024	$4	(190,620)	$(437)	$21,491	$(44,349)	$(342)	$(23,632)	$7,146	$(16,486)
Cumulative-effect adjustment due to the adoption of Accounting Standards Update 2023-08, net of tax	—	—	—	—	—	—	—	—	—	—	—	852	—	852	—	852
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,477)	(2,477)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	86	86	(89)	(3)
Conversion to Class A common stock	(1,733,884)	—	2,809,645	1	(1,075,761)	—	—	—	—	—	—	—	—	1	—	1
Shares issued for vested RSU awards	—	—	74,593	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock, net of issuance costs	—	—	598,928	—	—	—	—	—	—	—	978	—	—	978	—	978
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	360	—	—	360	8	368
Net income attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	4,193	—	4,193	7,982	12,175
March 31, 2025	—	$—	22,746,330	$2	—	$—	41,193,024	$4	(190,620)	$(437)	$22,829	$(39,304)	$(256)	$(17,162)	$12,570	$(4,592)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Class A Common Stock		Class E Common Stock		Class V Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive (Loss)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Attributable to Bitcoin Depot Inc.	Non-Controlling Interest	Total Stockholders’ Equity
January 1, 2024	3,125,000	$—	13,602,691	$1	1,075,761	$—	44,100,000	$4	(120,644)	$(279)	$(203)	$17,326	$(32,663)	$(15,814)	$25,187	$9,373
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(916)	(916)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	4	—	—	4	9	13
Conversion of Series A preferred stock to class A common stock	(50,000)	—	50,000	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	889	—	889	8	897
Purchase of treasury shares	—	—	—	—	—	—	—	—	(69,976)	(158)	—	—	—	(158)	—	(158)
Shares issued for vested RSU awards	—	—	69,000	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(1,538)	(1,538)	(2,690)	(4,228)
March 31, 2024	3,075,000	$—	13,721,691	$1	1,075,761	$—	44,100,000	$4	$(190,620)	$(437)	$(199)	$18,215	$(34,201)	$(16,617)	$21,598	$4,981

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Cash flows from Operating Activities:
Net income (loss)	$12,175	$(4,228)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	204	544
Depreciation and amortization	1,897	2,947
Non-cash share-based compensation	368	897
Purchase of services in cryptocurrencies	268	347
Unrealized loss on cryptocurrencies	1,650	—
Deferred taxes	—	5
Write-off of deferred financing costs	—	3,136
Loss on disposal of property and equipment	9	26
Reduction in carrying amount of right-of-use assets	215	49
Cryptocurrency received as payment	(290)	(485)
Other
Change in operating assets and liabilities:
Deposits	(124)	(165)
Accounts receivable	128	(104)
Cryptocurrencies	173	409
Prepaid expenses and other current assets	965	(364)
Accounts payable	(2,357)	2,241
Accrued expenses and other current liabilities	(198)	(4,524)
Income taxes payable	1,121	61
Other non-income tax payable	—	2
Deferred revenue	281	615
Operating leases, net	(235)	(62)
Net Cash Flows Provided by Operations	16,250	1,347
Cash flows from Investing Activities:
Acquisition of property and equipment	(385)	(558)
Acquisition of Bitcoin for investment	(7,824)	—
Net Cash Flows Used In Investing Activities	(8,209)	(558)
Cash flows from Financing Activities:
Proceeds from issuance of notes payable	6,376	15,191
Principal payments on notes payable	(6,415)	(639)
Principal payments on finance lease	(846)	(1,896)
Payment of deferred financing costs	(163)	(19)
Proceeds from issuance of common stock, net	978	—
Purchase of treasury stock	—	(158)
Distributions	(2,477)	(916)
Net Cash Flows (Used In) Provided by Financing Activities	(2,547)	11,563
Effect of exchange rate changed on cash and cash equivalents	(4)	40
Net change in cash and cash equivalents	5,490	12,392
Cash and cash equivalents - beginning of period	29,472	29,759
Cash and cash equivalents - end of period	$34,962	$42,151

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the three months ended March 31 for:
Interest	$2,846	$1,814
Income taxes	$137	$40

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

(c) Liquidity

As of March 31, 2025, the Company had current assets of $45.6 million, including cash and cash equivalents of $35.0 million, current liabilities of $41.9 million, total stockholders’ deficit of $4.6 million and an accumulated deficit of $39.3 million. For the three months ended March 31, 2025, the Company recognized net income of $12.2 million, generated positive cash flows from operations of $16.3 million and had cash flows used in financing activities of $2.5 million, primarily due to principal payments of notes payable, distributions and payments on finance leases. The Company expects its existing cash and cash equivalents, together with cash provided by operations, to be sufficient to fund its operations for a period of 12 months from the date that these consolidated financial statements are issued.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company's financial performance and ability to achieve its business objectives may be significantly impacted by the outcome of ongoing regulatory discussions and potential changes in the regulatory framework governing cryptocurrencies. These uncertainties may result in lower revenue and margin, increased compliance costs, operational restrictions, or limitations on the Company's ability to expand its services or enter new markets. Compliance with current and proposed legislation that has not yet been published may be more challenging and costly than anticipated.

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

(2) Basis of Presentation and Summary of Significant Accounting Policies

(a) Basis of Presentation

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to interim reporting. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2024 on Form 10-K, filed with the SEC on March 24, 2025. The Company has included all normal recurring items and adjustments necessary for a fair presentation of the results of the interim period. The Company’s interim unaudited consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

The consolidated financial statements of the Company include the accounts of Bitcoin Depot Inc. and its controlled subsidiaries: BT HoldCo LLC ("BT HoldCo"), Kiosk HoldCo LLC, Bitcoin Depot Operating, LLC, Lux Vending Kiosk, LLC, Mintz Assets, Inc., BTM Solutions India Private Limited, Express Vending, Inc., Kiosk Technicians LLC, NZ BTM Ltd., BTM AUS Pty Ltd., UK BTM LTD, Intuitive Software, LLC, Digital Gold Ventures, Inc. (“Digital Gold”), BitAccess Inc., AUS BTM Pty Ltd, and BTM Solutions India Private Limited. BT HoldCo is a holding company with ownership of Kiosk HoldCo LLC. Kiosk HoldCo LLC is a holding company with ownership of Bitcoin Depot Operating, LLC. Bitcoin Depot Operating, LLC is a holding company with ownership of Lux Vending Kiosk LLC, Mintz Assets, Inc. and Intuitive Software, LLC. Mintz Assets, Inc. is a holding company that holds the ownership of BTM Solutions India Private Limited, Express Vending, Inc., Kiosk Technicians LLC, NZ BTM Ltd., BTM Aus Pty Ltd., and UK BTM LTD. Express Vending, Inc. is a Canadian corporation whose business activities include owning and operating a network of BTM kiosks in Canada. Intuitive Software, LLC is a holding company that holds an 82.14% equity interest (through its ownership of Digital Gold) in BitAccess Inc., a Canadian corporation. The non-controlling interests held by investors directly in BT HoldCo and BitAccess are presented separately as further discussed in Note 11. Intercompany balances and transactions have been eliminated in consolidation.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Notwithstanding the legal form of the Merger pursuant to the Transaction Agreement, the Merger was accounted for as a reverse recapitalization. The Merger was accounted for as a common control transaction and reverse recapitalization in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), as BT Assets controls BT OpCo both before and after the transactions. Legacy Bitcoin Depot is determined to be the predecessor and represents a continuation of BT OpCo’s balance sheet and consolidated statement of (loss) income, reflective of the recapitalization of the Merger.

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

(b) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, valuation of current and deferred income taxes, the determination of the useful lives of property and equipment, recoverability of intangible assets and goodwill, fair value of long-term debt, present value of lease liabilities and right-of-use assets, assumptions and inputs for fair value measurements used in business combinations, valuation of cryptocurrencies, share-based compensation and contingencies, including liabilities that the Company deems are not probable of assertion. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(c) Concentration of Credit Risk Arising from Cash Deposits in Excess of Insured Limits

The Company maintains cash in established U.S., Canadian and Australian financial institutions that often will exceed federally insured limits. The Company has not experienced any losses in such accounts that are maintained at the financial institutions.

The Company maintains cash balances in its BTMs and in fiat wallets with cryptocurrency exchanges to facilitate the purchase and sale of cryptocurrencies. The cash balances in the BTMs are not insured. The Company had cash balances of $18.7 million and $10.7 million in BTMs at March 31, 2025 and December 31, 2024, respectively. Cash maintained in fiat wallets with cryptocurrency exchanges is not insured. The Company had immaterial balances in cash with cryptocurrency exchanges as of March 31, 2025 and December 31, 2024.

A significant customer concentration is defined as one from whom at least 10% of revenue is derived. The Company had no significant customer concentration for the three months ended March 31, 2025 and 2024.

(d) Cash and Cash Equivalents

Cash and cash equivalents includes cash maintained at various financial institutions, cryptocurrency exchanges, and in BTMs owned and leased by the Company.

Cash in transit consists of cash that is picked up by armored truck companies from the Company’s BTM machines but not yet deposited in the Company’s bank accounts. As of March 31, 2025 and December 31, 2024, the Company had cash in transit of $3.8 million and $2.6 million, respectively. Management evaluates cash in transit based on outstanding cash deposits on cash picked up by the armored truck companies, historical cash deposits and cash that is lost during transit, which is immaterial. The armored truck companies maintain insurance over theft and losses.

(e) Cryptocurrencies

Cryptocurrencies are a unit of account that function as a medium of exchange on a respective blockchain network, a digital and decentralized ledger that keeps a record of all transactions that take place across a peer-to-peer network. The Company’s cryptocurrencies primarily consisted of Bitcoin (“BTC”) as of and for the three months ended March 31, 2025 and for the year ended December 31, 2024.

The Company purchases cryptocurrencies, which are held in the Company’s hot wallets, on a just-in-time basis to facilitate sales to customers and mitigate exposure to volatility in cryptocurrency prices. The Company sells its cryptocurrencies to its customers from its BTM kiosks and BDCheckout locations in exchange for cash, for a prescribed transaction fee applied to the current market price of the cryptocurrency at the time of the transaction, plus a predetermined markup. When cryptocurrency is sold to customers, the Company relieves the carrying amount, measured at fair value as of the most recent remeasurement date, on a first-in, first-out basis within cost of revenue (excluding depreciation and amortization). The Company has control and ownership of its cryptocurrencies which are stored in both the Company’s proprietary hot wallets and hot wallets hosted by a third-party, BitGo, Inc.

In June 2024, the Company began allocating a portion of its cash reserves to Bitcoin. As of March 31, 2025 and December 31, 2024, the Company had Bitcoin of $7.8 million (recorded at fair value) and $0.6 million (recorded at adjusted cost basis), respectively, allocated to its treasury strategy within Cryptocurrencies on its Consolidated Balance Sheets.

On January 1, 2025, the Company adopted ASU 2023-08 "Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60) Accounting for and Disclosure of Crypto Assets" (“ASU 2023-08”). See Note 3. As of March 31, 2025, cryptocurrencies are recorded on the Company’s consolidated Balance Sheets at fair value. In 2024, prior to the adoption of ASU 2023-08, cryptocurrencies were recorded on the Company’s consolidated Balance Sheets at cost, less impairment charges, if any.

We determine and record the fair value of our cryptocurrencies in accordance with ASC 820, Fair Value Measurement (“ASC 820”), based on quoted prices on the active exchange that we have determined is the principal market for such assets (Level I inputs). We determine the cost basis of our cryptocurrencies using the specific identification of each unit received. For all cryptocurrencies during periods prior to January 1, 2025, impairment losses were recognized within Cost of Revenue in the Consolidated Statements of Income (Loss) in the period in which the impairment was identified. For periods after January 1, 2025, realized and unrealized gains and losses for cryptocurrencies held as investments are recorded in Other income (expense), net, and realized and unrealized gains and losses and cryptocurrencies used to facilitate sales are recorded in Cost of Revenue in our Consolidated Statements of Income (Loss).

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The related cash flows from revenue generating cryptocurrency transactions are presented as cash flows from operating activities on the Consolidated Statements of Cash Flows. The related cash flows from investments in and sales of cryptocurrencies held for investment purposes are presented as cash flows from investing activities on the Consolidated Statements of Cash Flows.

The primary purpose of the Company’s operations is to buy and sell Bitcoin using the BTM kiosk network and other services. The Company does not engage in broker-dealer activities. The Company uses various exchanges and liquidity providers to purchase, liquidate and manage its cryptocurrency positions; however, this does not impact the accounting for these assets.

See Notes 2(i) and 2(j) to the consolidated financial statements for further information regarding the Company’s revenue recognition and cost of revenue related to the Company’s cryptocurrencies.

(f) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Finance leases are stated at the present value of the future minimum lease payments, less accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred. The cost of assets sold, retired, or otherwise disposed of, and the related accumulated depreciation are eliminated from their respective accounts and any resulting gain or loss is recognized in the Consolidated Statements of (Loss) Income upon disposition.

Depreciation of property and equipment is determined using the straight-line method over the estimated useful lives of the assets, which are as follows:

Furniture and fixtures	7 years
Leasehold improvements	Lesser of estimated useful life or life of the lease
Kiosk machines - owned	7 years
Kiosk machines - leased	7 years or life of the lease

Depreciation expense for the three months ended March 31, 2025 and 2024 totaled $1.5 million and $2.6 million, respectively.

(g) Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to its fair value, which is normally determined through analysis of the future net cash flows expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the asset group exceeds the fair value of the asset group. There were no impairments of long-lived assets for the three months ended March 31, 2025 and 2024.

(h) Goodwill and Intangible Assets, net

Goodwill represents the excess of the consideration transferred over the estimated fair value of the acquired assets, assumed liabilities, and any non-controlling interest in the acquired entity in a business combination. The Company tests for impairment at least annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs their annual test for impairment as of October 1 at the reporting unit level. There was no impairment of goodwill for the three months ended March 31, 2025 and 2024.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

of the cryptocurrency, which is based on the exchange value at the time of the transaction, plus a markup, and a flat fee. The exchange value is determined using real-time exchange prices and the markup percentage is determined by the Company and depends on the current market, competition, the geography of the location of the sale, and the method of purchase.

The Company’s revenue from contracts with customers is principally comprised of a single performance obligation to provide cryptocurrencies when customers buy cryptocurrencies at a BTM kiosk or through BDCheckout. BDCheckout sales are similar to sales from BTM kiosks in that, customers buy cryptocurrencies with cash; however, the BDCheckout transactions are completed at the checkout counter of retail locations, initiated using the Bitcoin Depot mobile app instead of through the BTM kiosks. Regardless of the method by which the customer purchases the cryptocurrency, the Company considers its performance obligation satisfied when control of the cryptocurrency is transferred to the customer, which is at the point in time the cryptocurrency is transferred to the customer’s cryptocurrency wallet and the transaction validated is on the blockchain.

The typical process time for our transactions with customers is 30 minutes or less. Contract liabilities are amounts received from customers in advance of the Company transferring the cryptocurrencies to the customer’s wallet and the transaction being validated on the blockchain. Contract liabilities are presented in “Deferred revenue” on the consolidated balance sheets as of March 31, 2025 and December 31, 2024.

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

Cryptocurrency expenses

Cryptocurrency expenses include the cost of cryptocurrencies, fees paid to obtain cryptocurrencies, gains on sales of cryptocurrencies on exchange, fees paid to operate the software on the BTM kiosks, and fees paid to transfer cryptocurrencies to customers.

Floorspace lease expenses

Floorspace lease expenses include lease expense related to the placement of BTM kiosks.

Kiosk operations expenses

Kiosk operations expenses include the cost of kiosk repair and maintenance and the cost of armored trucks to collect and transport cash deposited into the BTM kiosks.

The Company presents cost of revenue in the Consolidated Statements of (Loss) Income exclusive of depreciation related to BTM kiosks and amortization of intangible assets related to software applications, tradenames and customer relationships.

(k) Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $1.7 million for both the three months ended March 31, 2025 and 2024. Amounts are included in selling, general and administrative expenses in the Consolidated Statements of (Loss) Income.

(l) Foreign Currency

The functional currency of the Company is the USD. The functional currency of Express Vending, Inc. is the Canadian Dollar. The functional currency of AUS BTM Pty Ltd. is the Australian Dollar. All revenue, cost and expense accounts are translated at an

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

average of exchange rates in effect during the period. Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date. The resulting translation adjustments are recorded as a separate component of Stockholders’ (Deficit) Equity, identified as accumulated other comprehensive loss.

(m) Income Taxes

Bitcoin Depot Inc. is treated as a corporation for federal income tax purposes.

BT HoldCo is treated as a partnership for federal income tax purposes. Bitcoin Depot Operating, LLC is a single-member limited liability company and owned by BT HoldCo through Kiosk HoldCo LLC, and with the consent of BT HoldCo, has elected under the Internal Revenue Code and similar state statutes to be a disregarded entity. In lieu of federal corporate income taxes, Bitcoin Depot Operating, LLC reflects its operating results on BT HoldCo’s federal tax return as a division of the partnership. As such, there were no federal income taxes for these entities.

Mintz Assets, Inc., is treated as a corporation for federal income tax purposes. Intuitive Software, LLC and its wholly owned subsidiary, Digital Gold, are treated as corporations for federal income tax purposes. BitAccess Inc. and Express Vending, Inc., are each taxed as Canadian corporations. For the three months ended March 31, 2025 and 2024, there was no activity for Mintz Assets, Inc., Intuitive Software, LLC, BitAccess Inc., Digital Gold and Express Vending, Inc. As such, there were no federal income taxes for these entities.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

(q) Net Income Per Share Attributable to Class A Common Stock

Basic earnings per share of Class A common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of Class A common stock outstanding and Series A Preferred Stock outstanding, which has similar economic rights to the Class A common stock during the same period. Diluted net income per share of Class A common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of Class A common stock

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

outstanding adjusted to give effect to potentially dilutive securities. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options and warrants, vesting of RSUs, vesting of Class E common stock and Class V common stock and conversion of the Company’s preferred stock, as applicable. The weighted-average shares outstanding used to compute net income per common share, basic and diluted, were 21,359,864 and 16,616,864 for the three months ended March 31, 2025 and 2024, respectively.

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

(s) Earnouts

At the closing of the Merger, GSRM received a total of 1,075,761 earnout shares (“Sponsor Earnout Shares”) in the form of Class E common stock of the Company. The Sponsor Earnout Shares were represented by the Company’s Class E-1, E-2, and E-3 common stock, each class comprising of one-third (1/3) of the total Sponsor Earnout Shares, or 358,587 shares each. Class E-1 Shares automatically convert to Class A common stock if during the seven-year period following the closing of the Merger, the Company’s stock price is greater than $12.00 over 10 trading days (which may be consecutive or not consecutive) within any 20 consecutive trading days (“First Milestone”). Class E-2 and Class E-3 are subject to similar milestones. The “Second Milestone” is reached when the Company’s stock price is greater than $14.00 per share over any 10 trading days (which may be consecutive or not consecutive) within any 20 consecutive trading days during the seven-year period following the Merger. The “Third Milestone” has a threshold of $16.00 per share over any 10 trading days (which may be consecutive or not consecutive) within any 20 consecutive trading days during the 10-year period following the Merger.

In December 2024, the BT HoldCo Founder Preferred Units were converted into BT HoldCo Common Units in connection with the payment of a $29 million distribution to the holders of the Founder Preferred Units. During the three months ended March 31, 2025, the holders of the Bitcoin Depot Series A Preferred Stock exercised their option to convert the Series A Preferred Stock for Class A Common Stock on a 1:1 basis. In conjunction with the conversion of the Series A Preferred Stock, the BT HoldCo Preferred Units were automatically converted into BT HoldCo Common Units. The conversion of the outstanding BT HoldCo Preferred Units triggered the automatic conversion of the Bitcoin Depot Class E Common Stock into BitCoin Depot Class A Common Stock. As of March 31, 2025, the Company did not have any Class E Common Stock outstanding.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements.

(3) Recent Accounting Pronouncements

Accounting Pronouncement Adopted

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". The amendments require entities to disclose significant segment expenses impacting profit and loss that are regularly provided to the CODM. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted this accounting standard effective January 1, 2024, which resulted in additional segment disclosures primarily related to significant expenses that are regularly provided to the CODM.

In December 2023, the FASB issued ASU 2023-08 "Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60) Accounting for and Disclosure of Crypto Assets". ASU 2023-08 requires entities to measure crypto assets that meet the scope criteria at fair value and to reflect changes in fair value in net income each reporting period. The amendments in ASU 2023-08 also require entities to present crypto assets measured at fair value separately from other intangible assets on the balance sheet and changes in the fair value measurement of crypto assets separately from changes in the carrying amounts of other intangible assets on the income statement. The amendments in the ASU are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company adopted this accounting standard on a modified retrospective approach effective January 1, 2025. See Note 12, Cryptocurrencies, for the inclusion of the new required disclosures. The cumulative effect of the changes made on our January 1, 2025 consolidated balance sheet for the adoption of ASU 2023-08 was as follows (in thousands):

	Balances at December 31, 2024	Adjustments from Adoption of ASU 2023-08	Balances at January 1, 2025
Assets
Cryptocurrencies	$1,510	$852	$2,362
Stockholders' (deficit) equity
Accumulated deficit	$(44,349)	$852	$(43,497)

In December 2023, the FASB issued ASU No. 2023-09 "Improvements to Income Tax Disclosures (Topic 740)". The ASU requires companies to break out their income tax expense, income tax rate reconciliation and income tax payments made in more detail. For public companies, the requirements will become effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this accounting standard effective January 1, 2025 with no impact on interim financial statements.

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

(4) Segment Reporting

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

Revenue is primarily generated through cash paid by customers to purchase Bitcoin from the Company's kiosks with a minimal amount of revenue generated from other products and services. See Note 6 - Revenue for more information on the Company's revenue generating products and services.

As of and for the three months ended March 31, 2025 and 2024, substantially all of the Company's revenue was generated in the US, and substantially all of its long-lived assets were located in the US.

As the CODM focuses on overall Company performance, any asset information used for decision-making purposes aligns with the consolidated totals presented in the Consolidated Balance Sheets. See the Consolidated Balance Sheets for additional information on the Company's asset composition.

The CODM considers multiple measures of profit or loss such as, EBITDA, Adjusted EBITDA, and Net Income, and uses these measures to assess the Company's overall performance, compare actual results to budgets, and guide decisions on capital investments and other resource allocations. The table below summarizes net income related segment information used by the CODM to evaluate the Company's performance:

	Three Months Ended March 31,
	2025	2024
Revenue	$164,226	$138,539
Cost of cryptocurrency sold (1)	117,245	108,464
Armored cash collection	1,618	1,986
Wireless connectivity costs	808	598
Loss on foreign currency transactions	13	127
Share-based compensation	368	897
Kiosk shipping and services	839	882
Floorspace leases	9,317	8,536
Bank fees	791	648
Unrealized loss on cryptocurrency held for investment	1,094	—
Payroll costs	5,883	5,794
Advertising and marketing costs	1,696	1,722
Professional fees	2,926	1,652
Operating software costs	946	909
Interest	3,068	4,944
Income tax expense (benefit)	1,452	(138)
Amortization	374	378
Depreciation	1,523	2,569
Other segment items (2)	2,090	2,799
Net income	$12,175	$(4,228)

(1) Includes cryptocurrency impairments for the three months ended March 31, 2024 of $2.1 million.

(2) Includes insurance and other expenses.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(5) Related Party Transactions

Total cash distributions made to BT Assets during the three months ended March 31, 2025 and 2024 were $2.5 million and $0.9 million, respectively. Cash distributions are classified as cash outflows from financing activities in the Consolidated Statements of Cash Flows. The total cash and non-cash distributions are reflected in the Consolidated Statement of Changes in Stockholders’ (Deficit) Equity and the Consolidated Statement of Changes in Member's Equity. Based on the Operating Agreement distributions made after the closing of the Merger are considered tax distributions.

At the closing of the Merger, the Company entered into a Tax Receivable Agreement with BT HoldCo and BT Assets. Pursuant to the Tax Receivable Agreement, the Company is generally required to pay BT Assets 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign income taxes that we realize, or in certain circumstances are deemed to realize. See Note 15 Income Taxes for further discussion.

In connection with the closing of the Merger, the Company entered into separate indemnification agreements with its directors and executive officers. These agreements, among other things, require the Company to indemnify its directors and executive officers for certain costs, charges and expenses, including attorneys’ fees, judgments, fines and settlement amounts, reasonably incurred by a director or executive officer in any action or proceeding because of their association with the Company or any of its subsidiaries. No amounts have been recognized related to these agreements as of March 31, 2025.

During 2024, the Company had declared and paid a $29.0 million preferred distribution to BT Assets as a return of BT Asset's preference over common units on the preferred units it holds in BT HoldCo. The distribution amounts reduce the preferred dividend attributable to the Non-Controlling Interest from $29.0 million to a remaining balance of $0 million.

On July 10, 2024, the Company entered into a Kiosk Service Agreement with an entity owned by the CEO, that owns and operates kiosks unrelated to the Company’s Bitcoin ATM business. The agreement provides for the following services: kiosk placement, treasury management and other back office services. The Company will receive 30% of the net profit as compensation. The Company did not have any revenue and only incurred an immaterial amount of start-up costs related to this agreement as of March 31, 2025.

(6) Revenue

Revenue disaggregated by revenue stream is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
BTM Kiosks	$163,780	$137,776
BDCheckout	63	210
Company Website	237	361
Other Revenue	146	192
Total Revenue	$164,226	$138,539

(7) Cost of Revenue (Excluding Depreciation and Amortization)

The following table presents cost of revenue (excluding depreciation and amortization) by category (in thousands):

	Three Months Ended March 31,
	2025	2024
Cryptocurrency expenses	$117,245	$108,464
Floorspace lease expenses	9,317	8,536
Kiosk operations expenses	4,529	4,287
Total Cost of Revenue (excluding depreciation and amortization reported separately)	$131,091	$121,287

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the components of cryptocurrency expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of Cryptocurrency (1) - BTM Kiosk	$117,158	$108,063
Cost of Cryptocurrency (1) - BDCheckout	53	183
Software Processing Fees	8	—
Exchange Fees	4	—
Mining Fees	21	218
Software Processing Fee - BDCheckout	1	—
Total cryptocurrency expenses	$117,245	$108,464

(1)
Prior to the adoption of ASC 2023-08, Cost of Cryptocurrency included impairment losses recognized on cryptocurrencies. Impairment charges of $2.1 million were included in Cost of Cryptocurrency during the three months ended March 31, 2024. Subsequent to the adoption of ASU 2023-08 on January 1, 2025, realized and unrealized gains and losses on cryptocurrencies during the three months ended March 31, 2025 included in Cost of Cryptocurrency were immaterial.

The following table reconciles amounts excluded from the cost of revenue (excluding depreciation and amortization) caption in the Consolidated Statements of Income (Loss) included in total depreciation and amortization expense in the Consolidated Statements of Income (Loss) for the period presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Depreciation of owned BTM kiosks	$1,146	$1,242
Depreciation of leased BTM kiosks	371	1,261
Amortization of intangible assets	374	378
Total depreciation and amortization excluded from cost of revenue	$1,891	$2,881
Other depreciation and amortization included in operating expenses	6	66
Total depreciation and amortization	$1,897	$2,947

(8) Fair Value Measurements

The Company's cryptocurrency holdings are measured at fair value on a recurring basis based on Level 1 inputs.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The Company’s non-financial assets, such as goodwill, intangible assets, property and equipment and operating lease right-of-use assets are adjusted down to fair value when an impairment charge is recognized. Certain fair value measurements are based predominantly on Level 3 inputs. No impairment charges related to goodwill, intangible assets, operating lease right-of-use assets and property and equipment have been recognized for the three months ended March 31, 2025 and 2024.

Assets and Liabilities Not Measured and Recorded at Fair Value

The Company considers the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses in the consolidated financial statements to approximate fair value due to their short maturities.

The Company estimates the fair value of its fixed-rated notes payable based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. As of March 31, 2025, the estimated fair value of the fixed-rate notes were approximately $32.9 million and the carrying value was $33.2 million. As of December 31, 2024, the estimated fair value of the fixed-rate notes were approximately $39.3 million and the carrying value was $39.5 million.

The carrying value of the notes payable related to the Company's franchise profit sharing arrangements was initially determined as the initial investment and is updated quarterly using a retrospective interest method. The effective interest rate used is determined based

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

on actual and projected profit sharing payments which are generally unobservable inputs and are considered Level 3 fair value estimates. As of March 31, 2025 and December 31, 2024 the estimated the carrying value and fair value of the notes payable related to the franchise profit sharing arrangements was approximately $23.0 million and $16.7 million, respectively.

(9) Prepaid expenses and other current assets

The following table presents Prepaid expenses and other current assets (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses	$1,056	$1,828
Other current assets	1,055	1,248
Prepaid expenses and other current assets	$2,111	$3,076

(10) Accrued expenses and other current liabilities

The following table presents Accrued expenses and other current liabilities (in thousands):

	March 31, 2025	December 31, 2024
Payables to liquidity providers	$3,346	$2,246
Accrued expenses	10,714	12,014
Accrued expenses and other current liabilities	$14,060	$14,260

(11) Non-controlling interests

The following table presents the changes in the balances of non-controlling interests for the three months ended March 31, 2025 and 2024 (in thousands):

	BitAccess	BT HoldCo	Total
Beginning balance January 1, 2025	$2,674	$4,472	$7,146
Distributions	—	(2,477)	(2,477)
Share-based compensation expense	8	—	8
Foreign currency translation	—	(89)	(89)
Net income (loss)	(49)	8,031	7,982
Ending balance March 31, 2025	$2,633	$9,937	$12,570

	BitAccess	BT HoldCo	Total
Beginning balance January 1, 2024	$2,707	$22,480	$25,187
Distributions	—	(916)	(916)
Share-based compensation expense	8	—	8
Foreign currency translation	—	9	9
Net income (loss)	4	(2,694)	(2,690)
Ending balance March 31, 2024	$2,719	$18,879	$21,598

Non-controlling Interest - BitAccess

In July 2021, the Company obtained a controlling interest in BitAccess Inc. in a business combination. The un-affiliated interest in BitAccess Inc. is reported as non-controlling interests in the accompanying consolidated financial statements. As of both March 31, 2025 and December 31, 2024, the non-controlling interest ownership was 17.86%.

The non-controlling interest has certain rights as defined in the Amended and Restated Shareholders Agreement, including the right, but not the obligation, to cause the Company to purchase the non-controlling interest immediately prior to a liquidity event (as defined

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Non-controlling Interest - BT HoldCo

As of March 31, 2025, the Company is the primary beneficiary of BT HoldCo. At both March 31, 2025 and December 31, 2024, the majority stockholder of BT HoldCo, BT Assets, held 44,093,024 common units, and no preferred units of BT HoldCo, along with 41,193,024 Class V voting, non-economic shares in the Company. BT Assets has the right to exchange the common units, together with a corresponding number of shares of Class V common stock, for, at the Company’s option, (i) shares of the Company’s Class A common stock or (ii) cash from a substantially concurrent public offering or private sale (based on the price of the Company’s Class A common stock). The ownership interests in BT HoldCo held by BT Assets represent the non-controlling interest not directly attributable to Bitcoin Depot and are reported as part of non-controlling interests in BT HoldCo on the accompanying consolidated financial statements. As of both March 31, 2025 and December 31, 2024, BT Assets had exchanged 2,906,976 common units.

The preferred units were entitled to a $10.00 per unit preference (total preference of $29.0 million) on liquidation or distribution before any distributions may be made to other unitholders (other than certain permitted tax distributions). When the preference amount was paid, the preferred units were automatically converted to common units. As such, the Company previously used the hypothetical liquidation at book value (“HLBV”) method to determine its equity in the earnings of BT HoldCo.

During the year ended December 31, 2024, the Company paid a distribution of $29 million to BT Assets, and all BT Assets' preferred units of BT HoldCo were converted to common shares.

As of March 31, 2025, the non-controlling interest ownership of BT HoldCo was 66.0% and the non-controlling interest was $12.6 million. As of December 31, 2024, the non-controlling interest ownership of BT HoldCo was 67.7% and the non-controlling interest was $7.1 million.

(12) Cryptocurrencies

Cryptocurrency transactions

The following tables present additional information about the cost basis and fair value of cryptocurrencies, including those allocated to the Company's treasury strategy (in thousands, except units):

Cryptocurrency Inventory (1)	March 31, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Carrying Value
Bitcoin (BTC)	7.23	$621	$598	$949

(1) As of March 31, 2025 and December 31, 2024, the Company had an insignificant amount of Ethereum.

Cryptocurrency Investments	March 31, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Carrying Value
Bitcoin (BTC)	94.35	$8,446	$7,786	$561

As of March 31, 2025 and December 31, 2024, the Company had $3.3 million and $2.2 million due to liquidity providers related to Bitcoin purchased during the period. These amounts are paid in cash, generally within one week from which the expenses are incurred and are presented within “Accrued expenses and other current liabilities” on the Consolidated Balance Sheet.

(13) Notes Payable

Credit Agreement

On December 21, 2020, the Company entered into a credit agreement with a financial institution (the "Credit Agreement") which provided for initial term loans in an aggregate principal amount of $25.0 million. On June 23, 2023, the Company amended and

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

restated its credit agreement (the "Amended and Restated Note") with its existing lender. Under the Amended and Restated Note, the Company refinanced $20.8 million of the note which is subject to an annual interest at a rate of 17% per annum.

On March 26, 2024, the Company entered into an amendment to the Amended and Restated Note (the “Second Amended and Restated Note”) dated June 23, 2023 to provide an additional $15.7 million in principal financing. This amendment increased the aggregate principal amount of the term loan facility to $35.6 million which consists of $19.9 million which was outstanding under the original loan and $15.7 million in additional principal resulting in net cash flow of $15.2 million related to the amendment. The Company accounted for the Second Amended and Restated Note as an extinguishment of debt in accordance with ASC 470, Debt. As such, the Company recognized the outstanding deferred financing costs of $3.2 million as a loss on extinguishment of debt in interest expense on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income which consisted of a $2.7 million write off unamortized deferred loan costs and $0.5 million in loan origination fees related to the amendment.

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

On March 14, 2025, the Company entered into an amendment to the Second Amended and Restated Note ("Amendment No.1 of the Second Amended and Restated Note"). Pursuant to Amendment No.1 of the Second Amended and Restated Note, the maturity date of the loans was extended from June 23, 2026 to December 15, 2027 and the amortization schedule was revised to reflect the extended maturity date. The Company accounted for the amendment as a debt modification in accordance with ASC 470, Debt.

Other Debt

Kiosk Profit Share Franchise Arrangements

During the three months ended March 31, 2025, the Company entered into two kiosk franchise profit sharing arrangements. Under the terms of the agreements, the third parties receive a share in the profits generated by a group of specifically identified kiosks for a specified period of time. As a result of consideration received up front, the Company determined these arrangements were accounted for as debt in accordance with ASC 470, Debt. The Company recorded debt of $5.6 million as a result of these franchise profit sharing arrangements, maturing in March 2033 and April 2033, with principal and interest paid monthly via profit sharing payments.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Notes payable consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	Notes Payable as of March 31, 2025			Notes Payable as of December 31, 2024
	Credit Agreement	Other Debt	Total	Credit Agreement	Other Debt	Total
Credit agreement	$27,338	$—	$27,338	$33,338	$—	$33,338
Other debt	—	25,763	25,763	—	19,801	19,801
Plus: exit fee due upon repayment of debt	3,098	—	3,098	3,098	—	3,098
Total notes payable principal outstanding	30,436	25,763	56,199	36,436	19,801	56,237
Less: unamortized deferred financing costs	(718)	—	(718)	(758)	—	(758)
Total notes payable	29,718	25,763	55,481	35,678	19,801	55,479
Less: current portion of notes payable	(7,000)	(1,535)	(8,535)	(4,733)	(1,289)	(6,022)
Notes payable, non-current	$22,718	$24,228	$46,946	$30,945	$18,512	$49,457

At March 31, 2025, aggregate future principal payments are as follows (in thousands):

	Aggregate Future Principal Payments at March 31, 2025
	Credit Agreement	Other Debt	Total
Remainder of 2025	$3,500	$1,097	$4,597
2026	7,063	2,220	9,283
2027	19,873	1,893	21,766
2028	—	1,993	1,993
2029	—	3,012	3,012
Thereafter	—	15,548	15,548
Total	$30,436	$25,763	$56,199

(14) Common Stock, Preferred Stock and Stockholders’ (Deficit) Equity

The Company is authorized to issue seven classes of stock designated, Class A common stock, Class B common stock, Class M common stock, Class O common stock, Class V common stock (together with Class A common stock, Class B common stock, Class M common stock and Class O common stock, the “Voting Common Stock”) and Class E common stock (together with the Voting Common Stock, the “Common Stock”) and Preferred Stock. The total number of shares of capital stock which the Company shall have authority to issue is 2,272,250,000, divided into the following:

	Series A Preferred	Class A	Class B	Class E	Class M	Class O	Class V
Shares authorized	50,000,000	800,000,000	20,000,000	2,250,000	300,000,000	800,000,000	300,000,000
Shares outstanding	—	22,555,710	—	—	—	—	41,193,024
Par value	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001

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

Class E Common Stock

Class E common stock consisted of three series: 750,000 shares of Class E-1 common stock (which shall not be entitled to vote), 750,000 shares of Class E-2 common stock (which shall not be entitled to vote), 750,000 shares of Class E-3 common stock (which shall not be entitled to vote).

In December 2024, the BT HoldCo Founder Preferred Units were converted into BT HoldCo Common Units in connection with the payment of a $29 million distribution to the holders of the Founder Preferred Units. During the three months ended March 31, 2025, the holders of the Bitcoin Depot Series A Preferred Stock exercised their option to convert the Series A Preferred Stock for Class A Common Stock on a 1:1 basis. In conjunction with the conversion of the Series A Preferred Stock, the BT HoldCo Preferred Units were automatically converted into BT HoldCo Common Units. The conversion of the outstanding BT HoldCo Preferred Units triggered the automatic conversion of the Bitcoin Depot Class E Common Stock into BitCoin Depot Class A Common Stock. As of the three months ended March 31, 2025, all shares of Class E common stock have been converted to Class A common stock.

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

The Series A Preferred Stock is convertible at any time at the option of the holders into Class A common stock at an initial exchange ratio of 1:1, as adjusted for any dilutive events. The Series A Preferred Stock is economically identical to the Company’s Class A common stock and is therefore treated as another class of common stock for reporting purposes (i.e., net income per share calculation), and is classified in permanent equity. During the three months ended March 31, 2025 and 2024, 1,733,884 and 50,000 shares of Series A Preferred Stock, respectively, were converted to shares of Class A common stock. During the three months ended March 31, 2025, all outstanding shares of Series A Preferred Stock have been converted to Class A common stock at the election of the Series A Preferred Stockholders.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Earnouts

In addition to the Sponsor Earnout Shares described above that have all previously been converted into Class A common stock, BT HoldCo also issued earnout units (“BT HoldCo Earnout Units”), of which 1,075,061 were issued to the Company and 15,000,000 were issued to BT Assets, Inc. During the three months ended March 31, 2025, all 1,075,061 shares issued to the Company converted to BT HoldCo common units. The BT HoldCo Earnout Units issued by BT HoldCo are subject to the same vesting conditions as the Sponsor Earnout Shares. Upon vesting, these units will be automatically exchanged into common units of BT HoldCo. BT HoldCo Earnout Units held by the Company mirrored the Sponsor Earnout Shares arrangement as they are intended to maintain the UP-C corporation structure of the consolidated reporting group (i.e., for every share of Class A common stock outstanding, the Company will own a corresponding common unit in BT HoldCo). BT HoldCo Earnout Units issued to BT Assets, will impact the non-controlling interest recognized by the Company when they vest.

During the three months ended March 31, 2025, the market price of the Company's Class A common stock did not exceed the required price per share. Additionally, in accordance with the earnout provisions, the market price of the Company's Class A common stock did not exceed $12.00 per share for any 10 trading days within any consecutive 20 trading day period after the Merger to achieve the 1st vesting hurdle.

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

From the date of authorization through March 31, 2025, 190,620 shares of the Company's Class A common stock had been repurchased with a total cost of $0.4 million. As of March 31, 2025, the program had expired.

Equity Offering Program

On November 20, 2024, the Company entered into an At Market Issuance Sales Agreement with certain sales agents (the “ATM Equity Offering”), pursuant to which the Company may sell, from time-to-time, shares of its Class A common stock, par value $0.0001 per share, having an aggregate offering amount of up to approximately $13.1 million, so long as the total market capitalization of Class A common stock held by non-affiliates is below $75.0 million. If the market capitalization exceeds $75.0 million, the aggregate offering amount increases to $25.0 million. During the three months ended March 31, 2025 the Company sold 598,928 shares of its Class A common stock for net proceeds of $1.0 million. As of March 31, 2025, $12.1 million of our ATM Equity Offering program remained available for issuance.

Redemptions of LLC Interests

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The BT HoldCo Operating Agreement provides that holders of LLC Interests may, from time to time, require the Company to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, the Company receives a corresponding number of LLC Interests, increasing its total ownership interest in BT HoldCo. Simultaneously, and in connection with a redemption, the corresponding number of shares of Class V common stock and Common BT HoldCo units are surrendered and cancelled. During the year ended December 31 2024, BT Assets exchanged 2,906,976 Class V shares. This exchange in 2024 resulted in a transfer of 4.3% ownership interest in BT HoldCo from BT Assets to the Company.

(15) Income Taxes

Prior to the closing of the Merger, Lux Vending, LLC was wholly-owned by BT Assets, which elected to be taxed as an S Corporation. Lux Vending, LLC elected to be taxed as an S Corporation subsidiary and was not directly subject to US Federal income taxes during the three months ended March 31, 2025.

The effective tax rate for the three months ended March 31, 2025, and 2024, respectively was (10.64%) and 3.21%. During the three months ended March 31, 2025 and 2024, the Company recognized income tax (expense) benefit of $(1.5) million and $0.1 million, respectively, on its share of pre-tax book income (loss), of which $(1.6) million and $0.2 million was attributed to non-controlling interest.

BitAccess Inc. and Express Vending, Inc. are taxed as Canadian corporations. BTM AUS Pty Ltd is taxed as an Australian Corporation. For the three months ended March 31, 2025, and 2024, there was no activity for Mintz Assets, Inc., BitAccess Inc., Digital Gold and Express Vending, Inc. As such, there were no federal income taxes for these entities.

The effective tax rate differs from the statutory U.S. federal rate of 21.0% primarily due to the income or loss not being taxed due to the income and loss flowing through to its partners, and differences related to the foreign operations, and valuation allowance adjustments for the Company’s outside basis in BT HoldCo.

As of March 31, 2025, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will realize its deferred tax assets for the difference in tax basis in excess of the financial reporting value for its investment in BT HoldCo. Consequently, the Company has established a full valuation allowance with respect to its deferred tax asset related to its investment in BT HoldCo as of March 31, 2025.

In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes. Additionally, the Company has an uncertain tax position of $1.1 million due to state tax filings. The Company plans to settle open filings during 2025.

Tax Receivable Agreement

Upon the completion of the Merger, Bitcoin Depot is party to the Tax Receivable Agreement (“TRA”). Under the terms of that agreement, Bitcoin Depot generally will be required to pay BT Assets 85% of the tax savings, if any, that Bitcoin Depot Inc. realizes, or in certain circumstances is deemed to realize, as a result of certain tax attributes that are created as part of and after the Merger. The payment of cash consideration to BT Assets in connection with the transaction will result in aggregate payments under the TRA of approximately $2.2 million as of March 31, 2025. This amount does not take into account any future exchanges of BT HoldCo Common Units by BT Assets pursuant to the BT HoldCo Amended and Restated Limited Liability Company Agreement. The future amounts payable, as well as the timing of any payments, under the TRA are dependent upon significant future events, including (but not limited to) the timing of the exchanges of BT HoldCo Common Units and surrender of a corresponding number of shares of Bitcoin Depot Class V common stock, the price of Bitcoin Depot Class A common stock at the time of each exchange, the extent to which such exchanges are taxable transactions, the depreciation and amortization periods that apply to any increase in tax basis resulting from such exchanges, the types of assets held by BT HoldCo, the amount and timing of taxable income Bitcoin Depot generates in the future, the U.S. federal income tax rate then applicable and the portion of Bitcoin Depot’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis. The Company has recognized a TRA liability of $0.9 million on the Consolidated Balance Sheets as of December 31, 2023. Changes in this liability will be recognized in future periods through the other income/(expense) benefit caption on the Consolidated Statements of Income (Loss) and Comprehensive

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Income (Loss), the Company initially recorded $0.7 million on September 30, 2023 through equity, an additional adjustment $0.2 million was made on December 31, 2023, which was recorded to the income statement, for a total TRA of $0.9 million.

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

(16) Share-Based Compensation

BitAccess:

BitAccess maintained a stock option plan for its employees under the Amended and Restated Stock Option Plan, (the “BitAccess Plan”). Pursuant to BitAccess Plan agreement, awards of stock options and restricted stock units (“BitAccess RSUs”) were permitted to be made to employees and shareholders of BitAccess. As of March 31, 2025, all awards under the BitAccess Plan had been issued.

The options under the BitAccess Plan generally vest over a two-year period following the one-year anniversary of the date of grant and expire not more than 10 years from the date of grant.

Options

A summary of the BitAccess Plan’s stock option activity and related information is as follows:

	Amount or number of options	Weighted-average exercise price	Weighted-average remaining contractual term	Weighted-average grant-date fair value
Outstanding at January 1, 2025	43,780	$2.86	7.60	$3.09
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at March 31, 2025	43,780	$2.86	7.35	$3.09
Vested and exercisable at March 31, 2025	25,181	$2.86	7.25	$3.04

	Amount or number of options	Weighted-average exercise price	Weighted-average remaining contractual term	Weighted-average grant-date fair value
Outstanding at January 1, 2024	43,780	$2.86	8.60	$1.21
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at March 31, 2024	43,780	$2.86	8.35	$3.09
Vested and exercisable at March 31, 2024	15,235	$—	—	$0.80

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2023 Omnibus Incentive Plan

Pursuant to the Incentive Plan the Board is authorized to grant awards of Class A common Stock, incentive stock options, non statutory stock options, RSUs and restricted stock in an aggregate amount up to 6,029,445 shares of Class A common stock to eligible recipients, as defined in the Incentive Plan. The Company recognized $0.4 million and $0.9 million of share-based compensation expense during the three months ended March 31, 2025 and 2024, respectively. Share-based compensation expense is included within selling and administrative expenses in the Consolidated Statements of Income (Loss).

PSUs

During the three months ended March 31, 2025, the Company's Compensation Committee determined that the performance targets were not met and no performance-based RSUs ("PSUs") were granted. No awards were required for approval during the three months ended March 31, 2025. The Company had no unrecognized compensation expense associated with PSUs as of March 31, 2025.

Time-based RSUs

During the three months ended March 31, 2025 and 2024, the Company granted 7,939 and 4,809 time-based RSUs, respectively. These RSUs vest one-third on the first anniversary of the grant date and in equal quarterly installments over the next two years.

For these time-based RSUs, the Company recognized stock-based compensation in the Consolidated Statement of Stockholders' (Deficit) Equity as Additional Paid-In Capital and stock-based compensation expense on the Consolidated Statements of (Loss) Income during the three months ended March 31, 2025 and 2024 of $0.4 million and $0.9 million, respectively. The Company had unrecognized compensation expense associated with time-based RSUs of $2.0 million and $2.4 million as of March 31, 2025 and December 31, 2024, respectively. RSU and PSU award activity for the three months ended March 31, 2025 and 2024 is as follows:

	Amount of RSUs	RSU Weighted-average grant date fair value
Outstanding at January 1, 2025	1,624,687	$2.40
Granted	7,939	$1.64
Vested	(74,593)	$3.56
Forfeited	(48,823)	$2.31
Outstanding at March 31, 2025	1,509,210	$2.34

	Amount of RSUs	RSU Weighted-average grant date fair value
Outstanding at January 1, 2024	1,352,085	$3.59
Granted	4,809	$2.18
Vested	(69,000)	$3.61
Forfeited	(7,159)	$3.50
Outstanding at March 31, 2024	1,280,735	$3.59

(17) Net Income (Loss) Per Share

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The share-based compensation expense related to Class A shares has been attributed entirely to Bitcoin Depot Inc. for purposes of the net income (loss) per share calculation within the Consolidated Statements of (Loss) Income. Additionally, for purposes of the net income (loss) per share calculation, because such amounts pertain to compensation expense that do not affect the net assets of BT HoldCo available for liquidation, they are not further attributed to the non-controlling interest holders under the HLBV method described in Note 11.

Management determined that EPS for periods prior to the Merger was not considered meaningful due to the complexities of determining the weighted average stock outstanding as a result of the recapitalization. Accordingly, the computation of loss per share and weighted average common stock outstanding has only been presented for the period from the date of transaction close through March 31, 2025, as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss) attributable to Bitcoin Depot Inc. - basic and diluted	$4,192	$(4,228)
Denominator:
Weighted average common stock outstanding - basic and diluted	21,359,864	16,616,864
Net income (loss) per share - Bitcoin Depot Inc.	$0.20	$(0.25)

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	March 31, 2025	December 31, 2024
PubCo Warrants - Public and Private	43,848,750	43,848,750
PubCo Class E Common Stock - Earnouts Units	—	1,075,761
BT OpCo Exchangeable Non-Controlling Interest(1) (2)	44,093,024	44,093,024
BT OpCo Earnouts Units(1)	16,075,761	15,000,000
2023 Incentive Plan RSU awards	1,509,210	1,624,687

(1)
Held at BT Assets and exchangeable into Class A common stock of the Company or cash upon the occurrence of certain conditions.
(2)
Held at BT Assets and can be exchanged into Class A common stock of the Company.

(18) Leases

Floorspace leases

The Company has obligations as a lessee for floorspace. Generally, these lease arrangements meet the short-term lease criteria when the floorspace leases are cancellable by the Company upon notice of 30 days or less. Accordingly, for the leases that are cancellable, the Company has elected and applied the practical expedient that allows the Company to recognize short-term lease payments on a straight-line basis over the lease term on the Consolidated Statements of (Loss) Income. For those floorspace leases that have a noncancellable term greater than 12 months, the Company records ROU assets and lease liabilities and presents them as operating leases. The Company recognized right of use assets and a lease liability of $0.0 million and $2.2 million for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively, as a result of the non-cash transaction related to floorspace operating leases.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

of the term. Certain finance leases are personally guaranteed by the CEO and contain guarantees for return of equipment by the CEO.

During the year ended December 31, 2024, the Company entered into lease agreements for the lease of 1,186 new BTMs. The leases have noncancellable lease terms ranging from 24 months to 36 months. The Company will acquire the assets for a bargain purchase price of $1 at the end of their terms. Due to the bargain purchase option, the Company classified the new leases as a finance lease. The Company recognized right of use assets and a lease liability of $3.4 million for the year ended December 31, 2024 as a result of the non-cash transaction related to the finance leases. No new BTM kiosk lease agreements have been entered into during the three months ended March 31, 2025.

The components of the lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Finance lease expense:
Amortization of right-of-use-assets	$370	$1,261
Interest on lease liabilities	218	375
Total finance lease expense	588	1,636
Operating lease expense	307	100
Short-term lease expense	9,054	8,476
Total lease expense	$9,949	$10,212

	Three Months Ended March 31,
	2025	2024
Other information:
Operating cash flows used for finance leases	$(232)	$(403)
Operating cash flows used for operating leases	$(338)	$(118)
Financing cash flows used for finance leases	$(845)	$(1,896)

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term - finance leases	1.5 years	1.7 years
Weighted-average remaining lease term - operating leases	2.8 years	3.0 years
Weighted-average discount rate - finance leases	18.2%	18.2%
Weighted-average discount rate - operating leases	17.0%	16.9%

Maturities of the lease liability under the noncancellable operating leases as of March 31, 2025 are as follows (in thousands):

Operating Leases
Remainder of 2025	$863
2026	1,096
2027	580
2028	338
2029	58
Thereafter	—
Total undiscounted lease payments	2,935
Less: imputed interest	(583)
Total operating lease liability	2,352
Less: operating lease liabilities, current	(818)
Operating lease liabilities, net of current portion	$1,534

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Maturities of the lease liability under the noncancellable finance leases as of March 31, 2025 are as follows (in thousands):

Finance Leases
Remainder of 2025	$3,066
2026	1,754
2027	384
2028	—
Total undiscounted lease payments	5,204
Less: imputed interest	(654)
Total finance lease liability	4,550
Less: current installments of obligations under finance leases	(3,431)
Obligations under finance leases, excluding current installments	$1,119

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

In 2024 Canaccord added Bitcoin Depot Operating LLC as a defendant to account for the name change following the closing of the merger. Canaccord now estimates the total transaction value could be up to $655.0 million.

Bitcoin Depot does not believe the allegations made against it are valid and intends to vigorously defend against them. The range of potential loss related to the identified claim is between $0 and $23.0 million, the amount of damages that Canaccord is seeking in the lawsuit. The additional costs mentioned in the claim are not able to be estimated at this time. The discovery phase of the litigation involving documentary productions and oral examinations is largely completed. A mediation of the dispute was held on April 14, 2025 and the parties did not agree on a resolution to the dispute.

On February 26, 2025[KL1] , Lux Vending, LLC and Bitcoin Depot Operating, LLC were served with a civil complaint from the Attorney General of the State of Iowa (the “Iowa AG”) in connection with a suit filed against us by the Iowa AG, on behalf of the state of Iowa, in the Iowa District Court for Polk County. The complaint alleges that both subsidiaries violated certain provisions of the Iowa Consumer Fraud Act as a result of Bitcoin withdrawals made from our ATMs being used by our customers to make payments under a variety of fraudulent schemes. The complaint further alleges that defendants should have known that the purpose of these withdrawals was to make payment under such schemes and that the defendants should have taken additional steps to protect its customers. The complaint is seeking a preliminary and permanent injunction against the subsidiaries from either operating in Iowa or further violating the Iowa Consumer Fraud Act as well as monetary penalties. The Company strongly rejects any allegations made by the Iowa AG and will continue to vigorously defend against such claims. While we have several meritorious defenses and believe that the Iowa AG is misinterpreting the related act, at this stage of the litigation, the Company can provide no assurance as to the scope and

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

outcome of this matter and as to whether there will be a material adverse effect to its business or its Consolidated Financial Statements. At this time, the Company does not believe that this matter will have a material adverse effect on its business, financial position, results of operations or cash flows.

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

Our mission is to bring Crypto to the Masses™. Digital means and systems dominate the way that consumers send money, make purchases, and invest; however, we believe that many people utilize cash as their primary means of initiating a transaction, either as a necessity or as a preference. These individuals have largely been excluded from the digital financial system and associated technological advancements in our global and digitally interconnected society. Bitcoin Depot’s simple and convenient process to convert cash into Bitcoin via our BTMs and BDCheckout out products, as supported by our feature-rich mobile app, enables not only these users, but also the broader public, to access the digital financial system. Our mobile app includes a buy online feature that connects consumers to a third-party service, Simplex powered by Nuvei, that allows consumers to buy Bitcoin without going to a kiosk or using BDCheckout.

Our BTMs offer one-way exchange of cash-to-Bitcoin. We also operate a leading BTM device and transaction processing system, BitAccess, which provides software and operational capabilities to third-party BTM operators, which generates software revenue for the Company.

As of March 31, 2025, our offerings included approximately 8,483 BTMs in retail locations throughout the U.S., Canada and Australia, our BDCheckout product, which is accepted at approximately 10,926 retail locations, and our mobile app. We maintain a leading position among cash-to-Bitcoin BTM operators in the U.S. and Canada.

Kiosk Network and Retailer Relationships

Bitcoin Depot operates a network of kiosks that allow users to purchase Bitcoin with cash. Upon using a Bitcoin Depot kiosk for the first time, users will be prompted to provide certain information for account creation and verification. Users are required to select from three ranges of cash amounts to be inserted in the kiosk for purchasing Bitcoin. The user then provides the address of his or her digital wallet by scanning a QR code or manually inputting his or her unique wallet address; the user can create and use a Bitcoin Depot-branded wallet (un-hosted and non-custodial), or his or her own other existing digital wallet. Cash is then inserted by the user into the kiosk and the kiosk will confirm the dollar amount and other details of the transaction, including quantity of Bitcoin being purchased. Once the transaction is complete, the Bitcoin is electronically delivered to the user’s digital wallet and the user is provided with a physical receipt as well as a receipt via SMS text.

Bitcoin Depot’s largest BTM deployment as of March 31, 2025 is with Circle K, a convenience store chain of over 9,000 stores in North America and over 5,000 stores in Europe and other international markets. We are the exclusive provider and operator of BTMs for Circle K in the U.S. and Canada, and as of March 31, 2025 we have installed our BTMs in approximately 900 Circle K stores. We also have kiosks deployed in other convenience stores, gas stations, grocery stores, pharmacies, and shopping malls.

Cryptocurrencies

Our revenues, $164.2 and $138.5 million for the three months ended March 31, 2025 and 2024, respectively, have not been correlated to the price of Bitcoin historically, even in light of volatile Bitcoin prices. For example, our revenue during the trailing twelve months ended March 31, 2025 declined by 9.7% compared to the same period ended March 31, 2024, while the market price of Bitcoin increased by 15.7% during the same period. Based on our own user surveys, a majority of our users use our products and services for non-speculative purposes, including money transfers, international remittances, and online purchases, among others.

We use a sophisticated Bitcoin management process to reduce our exposure to volatility in Bitcoin prices by maintaining a relatively low balance (typically less than $1.0 million) of Bitcoin at any given time specifically for revenue-generating operations, which we believe differentiates us from our competition. Our typical practice is to purchase Bitcoin through a liquidity provider such as Cumberland DRW or Abra. We replenish our Bitcoin only through purchases from leading Bitcoin liquidity providers and do not engage in any mining of Bitcoin ourselves. Our sophisticated replenishment process enables us to satisfy our users’ Bitcoin purchases with our own Bitcoin holdings yet maintain relatively small balances of Bitcoin to effectively manage our principal risk related to our operations. There are two main components of the working capital required in our operations. On the Bitcoin side, we maintain Bitcoin in our hot wallets to fulfill orders from users while we are automatically placing orders with liquidity providers and exchanges to replenish the Bitcoin we have sold to users. The second component to working capital is the cash that accumulates in the BTM kiosks. As users insert cash into the BTM kiosks, cash accumulates until armored carriers collect the cash and process it back to our bank accounts. We typically maintain a variable level of cash in the BTM kiosks at all times. Cash in BTM kiosks as of March 31, 2025 was approximately 37.5% of average monthly revenues for the trailing twelve months ended March 31, 2025.

In June 2024, the Company began allocating a portion of its cash reserves to Bitcoin. As of March 31, 2025 and December 31, 2024, the Company held approximately $7.8 million and $0.6 million, respectively, of Bitcoin allocated to its treasury strategy.

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

Significant changes or developments in U.S. laws and policies, such as laws and policies surrounding international trade, foreign affairs, environmental impact, and diversity and inclusion, among others, could materially adversely affect our business and financial condition.For example, it is anticipated that the United States has imposed and may continue to impose tariffs which could result in a trade war, and the adoption or expansion of such tariffs or other governmental action related to tariffs and international trade may have a material adverse effect on our supply chain and access to equipment, costs and profit margins.[KL1] Furthermore, due to the overturning of the Chevron doctrine, which provided for judicial deference to regulatory agencies, we cannot be sure whether there will be increased challenges to existing federal agency regulations or how lower courts will apply the decision, which could impact regulation of financial instructions, environmental regulation, consumer protection, advertising, privacy, artificial intelligence, and other regulatory regimes with which we are required to comply in an unpredictable manner. Finally, we cannot predict how the slew of executive orders issued by the new presidential administration might impact our operations and financial condition, particularly given the likelihood of increasing legal challenges to these executive orders. For further discussion, see Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

	Three Months Ended
	March 31	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
	2025	2024				2023				2022
Installed kiosks (at period end)	8,483	8,457	8,304	8,068	7,061	6,334	6,404	6,351	6,441	6,530	6,787	6,955	6,711
Returning user transaction count	6.3	6.3	7.3	7.1	7.7	8.3	9.1	9.2	10.0	10.5	11.2	11.5	11.9
Median kiosk transaction size (in $)	300	280	250	230	205	200	200	200	200	200	180	170	176
BDCheckout locations (at period end) (1) (3)	10,926	7,624	7,723	7,441	6,734	5,681	5,681	5,195	2,754	8,661	8,661	8,395	—
Kiosks held with logistics providers (2)	2,314	2,117	2,506	758	587	898	842	981	891	795	—	—	—

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

Returning User Transaction Count

This metric provides an indicator of user retention and our competitive advantage relative to our peers, as well as the trajectory of cryptocurrency adoption, and allows us to make strategic decisions. We define returning user transaction count as the average number of aggregate transactions completed at any kiosk in the four quarters trailing the quarter in which a given user’s first transaction occurred, measured only for users who complete more than one transaction. For example, as of March 31, 2025, users who first transacted at one of our kiosks during the three months ended March 31, 2024 and who subsequently completed a second transaction completed an average of 6.3 transactions over the twelve months following their initial transaction.

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

Components of Results of Operations

Revenue

We generate substantially all of our revenue from the cash paid by customers to purchase Bitcoin from our kiosks. For example, approximately 99.9% of our revenue in the three months ended March 31, 2025 was derived from the sale of our cryptocurrency, including the markup at which we sell cryptocurrency to users (which can vary between BDCheckout and BTM kiosks) and a separate flat transaction fee. These user-initiated transactions are governed by terms and conditions agreed to at the time of each point-of-sale transaction and do not extend beyond the transaction.

For the periods presented, the markup percentage for BTM kiosk transactions ranged between 15% and 50%, of the USD amount of the transaction with such markup rates historically having been, and continuing to be, subject to fluctuation as a result of our ongoing price strategy testing. The markup percentage for BDCheckout transactions has been 15% since the rollout of this type of transaction in 2022. Finally, the Company receives a commission as a percentage for our website transactions which was 12.0% through March 31, 2025. Markup percentages are determined by examining user transaction patterns in various geographic locations, based on ongoing markup rate testing, with the ultimate aim of optimizing profitability, growth and user base.

For each Bitcoin transaction on our kiosks and within BDCheckout, the cryptocurrency price displayed to users includes the exchange rate at which we sell Bitcoin to users as well as a separate flat transaction fee. As of March 31, 2025, we charge (i) a flat $3.00 fee on all transactions at BTM kiosks, which generally corresponds to the costs underlying such transactions and (ii) a flat $3.50 fee on BDCheckout transactions, which is what our payment provider, InComm, charges us to facilitate transactions using InComm’s network.

Cost of revenue (excluding depreciation and amortization)

Our cost of revenue (excluding depreciation and amortization), which is primarily driven by transaction volume, consists primarily of direct costs related to selling Bitcoin and operating our network of kiosks. Cost of revenue (excluding depreciation and amortization) includes the cost of Bitcoin, fees paid to obtain Bitcoin, gains on sales of Bitcoin on an exchange, fees paid to operate the software on the BTMs, rent paid for floorspace for BTMs, fees paid to transfer Bitcoin to users, cost of BTM repair and maintenance, and the cost of armored trucks to collect and transport cash deposited into the BTMs.

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

Other income (expense)

Other income (expense) includes interest expense, the impact of lease modifications, gains and losses on Bitcoin treasury investment holdings, and gains and losses on foreign currency transactions.

Interest expense consists primarily of the interest expense on our borrowings and our finance leases and loss on extinguishment of debt.

Results of Operations

Comparison between Three Months Ended March 31, 2025 and Three Months Ended March 31, 2024

The following table sets forth selected historical operating data for the periods indicated (unaudited):

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change

Statements of Income (Loss) Information:
Revenue	$164,226	$138,539	$25,687	18.5%
Cost of revenue (excluding depreciation and amortization reported separately below)	131,091	121,287	9,804	8.1%
Operating expenses
Selling, general and administrative	13,440	13,606	(166)	(1.2)%
Depreciation and amortization	1,897	2,947	(1,050)	(35.6)%
Total operating expenses	15,337	16,553	(1,216)	(7.3)%
Income from operations	17,798	699	17,099	2,446.2%
Other income (expense)
Interest (expense)	(3,068)	(4,944)	1,876	(37.9)%
Other income (expense)	(1,090)	6	(1,096)	(18,266.7)%
Income (loss) on foreign currency transactions	(13)	(127)	114	(89.8)%
Income (loss) before provision for income taxes and non-controlling interest	13,627	(4,366)	17,993	(412.1)%
Income tax (expense) benefit	(1,452)	138	(1,590)	(1,152.2)%
Net (loss) income	$12,175	$(4,228)	$16,403	(388.0)%
Net income (loss) attributable to non-controlling interest	$7,982	$(2,690)	$10,672	(396.7)%
Net income (loss) attributable to common stockholders	$4,193	$(1,538)	$5,731	(372.6)%

Revenue

Revenue increased by $25.7 million, or 18.5% for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to an increase in kiosk transaction volume driven by an increase in total kiosks in operation during 2025, and an increase in the median transaction size.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue (excluding depreciation and amortization) increased by $9.8 million, or 8.1% for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to an increase in the number of transactions.

The following table sets forth the components of the cost of revenue (excluding depreciation and amortization) for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Cryptocurrency Expenses	$117,245	$108,464	$8,781	8.1%
Floorspace Leases	9,317	8,536	781	9.1%
Kiosk Operations	4,529	4,287	242	5.6%
Total of Cost of Revenue (excluding Depreciation and Amortization)	$131,091	$121,287	$9,804	8.1%

Floorspace Leases

Our floorspace lease expenses increased by $0.8 million, or 9.1% for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was related to the increase in installed kiosks and the total overall rent paid to store owners and distributors under floorspace leases as compared to the three months ended March 31, 2024.

Kiosk Operations

Our kiosk operations costs increased by $0.2 million or 5.6% for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. Our kiosk operations consisted of armored cash collection, bank fees, software costs, insurance and repair and maintenance. These costs were higher during the first quarter of 2025 primarily related to installment costs as a result of activating additional kiosks.

Operating expenses

Selling, general and administrative expenses decreased by $0.2 million, or 1.2% for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease was driven by lower share-based compensation expenses incurred in the first quarter of 2024 compared to the same period in 2025.

Other (expense) income

Other expenses increased by approximately $1.1 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily driven by the adoption of ASU 2023-08 on January 1, 2025 and the subsequent recognition of a $1.1 million exchange loss on Bitcoin held for investment.

Liquidity and Capital Resources

On March 31, 2025, we had working capital of approximately $3.7 million, which included cash and cash equivalents and other current assets of approximately $45.6 million, offset by accounts payable and other current liabilities of approximately $41.9 million. We reported net income of approximately $12.2 million during the three months ended March 31, 2025.

On December 31, 2024, we had negative working capital of approximately $(6.3) million, which included cash and cash equivalents and other current assets of approximately $34.3 million, offset by accounts payable and other current liabilities of approximately $40.6 million.

During the three months ended March 31, 2025 and March 31, 2024, we had positive cash flow from operations of $16.3 million and $1.3 million, respectively.

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

The following table presents a reconciliation of revenue to Adjusted Gross Profit for the periods indicated (unaudited):

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue	$164,226	$138,539
Cost of revenue (excluding depreciation and amortization)	(131,091)	(121,287)
Depreciation and amortization excluded from cost of revenue	(1,891)	(2,881)
Gross Profit	$31,244	$14,371
Adjustments:
Depreciation and amortization excluded from cost of revenue	$1,891	$2,881
Adjusted Gross Profit	$33,135	$17,252
Gross Profit Margin (1)	19.0%	10.4%
Adjusted Gross Profit Margin (1)	20.2%	12.5%

(1)
Calculated as a percentage of revenue.

Adjusted EBITDA

We define Adjusted EBITDA (a non-GAAP financial measure) as net income before interest expense, tax expense, depreciation and amortization, non-recurring expenses, unrealized gains and losses on cryptocurrency held for investment (as a result of adopting ASU 2023-08 on January 1, 2025), share-based compensation, and miscellaneous cost adjustments.

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

The following table presents a reconciliation of net income to Adjusted EBITDA for the periods indicated (unaudited):

	Three Months Ended March 31,
(in thousands)	2025	2024
Net (loss) income	$12,175	$(4,228)
Adjustments:
Interest expense	3,068	4,944
Income tax expense (benefit)	1,452	(138)
Depreciation and amortization	1,897	2,947
Unrealized loss on cryptocurrency held for investment	1,094	—
Non-recurring expenses (1)	239	463
Share-based compensation	368	897
Adjusted EBITDA	$20,293	$4,885
Adjusted EBITDA margin (2)	12.4%	3.5%

(1)
Comprised of non-recurring professional service fees related to the merger.
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

On March 26, 2024, the Company entered into an amendment to the Amended and Restated Note dated June 23, 2023 (the “Second Amended and Restated Note”) to provide an additional $15.7 million in principal financing. This amendment increased the aggregate principal amount of the term loan facility to $35.6 million which consists of $19.9 million outstanding under the original loan and $15.7 million in additional principal resulting in net cash flow of $15.2 million related to the amendment. The Company accounted for the Second Amended and Restated Note as an extinguishment of debt in accordance with ASC 470, Debt. As such, the Company recognized the outstanding deferred financing costs of $3.2 million as a loss on extinguishment of debt in interest expense on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income which consisted of a $2.7 million write off unamortized deferred loan costs and $0.5 million in loan origination fees related to the amendment.

On March 14, 2025, the Company entered into an amendment to the Second Amended and Restated Note (“Amendment No.1 of the Second Amended and Restated Note”). Pursuant to Amendment No.1 of the Second Amended and Restated Note, the maturity date of the loans was extended from June 23, 2026 to December 15, 2027 and the amortization schedule was revised to reflect the extended maturity date.

We began entering into kiosk franchise profit sharing arrangements in 2024. Under the terms of the agreements, the third parties receive a share in the profits generated by a group of specifically identified kiosks for a specified period of time with the consideration received up front. During the three months ended March 31, 2025, we entered into $5.6 million of franchise profit sharing arrangements, maturing between March 2033 and April 2033. As of March 31, 2025, a total of $23.0 million was outstanding under the franchise profit sharing arrangements, maturing between February 2029 and April 2033.

Cash Flows

The following table presents the sources of cash and cash equivalents for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Cash provided by operating activities	$16,250	$1,347
Cash (used in) investing activities	$(8,209)	$(558)
Cash provided by (used in) financing activities	$(2,547)	$11,563
Net increase in cash and cash equivalents (1)	$5,490	$12,392

(1)
Includes effect of exchange rate changes on cash.

Operating Activities

Net cash provided by operating activities increased $14.9 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to a $16.4 million increase in net income driven by increased profitability in 2025.

Investing Activities

Net cash used in investing activities increased $7.7 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to a $7.8 million increase in acquisition of BTC investments.

Financing Activities

Net cash used in financing activities increased $14.1 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to an $8.8 million decrease in proceeds from notes payable and a $5.8 million increase in principal payments on notes payable.

Commitments and Contractual Obligations

As of March 31, 2025, the aggregate amount of our operating and finance lease obligations was approximately $6.9 million. As of March 31, 2025, we had no open purchase orders for kiosks.

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

See Note 18 to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about our material commitments and contingencies, including litigation.

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

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Standards

Accounting Pronouncement Adopted

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". The amendments require entities to disclose significant segment expenses impacting profit and loss that are regularly provided to the CODM. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted this accounting standard effective January 1, 2024, which resulted in additional segment disclosures primarily related to significant expenses that are regularly provided to the CODM.

In December 2023, the FASB issued ASU 2023-08 "Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60) Accounting for and Disclosure of Crypto Assets". ASU 2023-08 requires entities to measure crypto assets that meet the scope criteria at fair value and to reflect changes in fair value in net income each reporting period. The amendments in ASU 2023-08 also require entities to present crypto assets measured at fair value separately from other intangible assets on the balance sheet and changes in the fair value measurement of crypto assets separately from changes in the carrying amounts of other intangible assets on the income statement. The amendments in the ASU are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We adopted the new accounting standard on a modified retrospective approach effective January 1, 2025.

In December 2023, the FASB issued ASU No. 2023-09 "Improvements to Income Tax Disclosures (Topic 740)". The ASU requires companies to break out their income tax expense, income tax rate reconciliation and income tax payments made in more detail. For public companies, the requirements will become effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this accounting standard, effective January 1, 2025, with no impact on interim financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk during the normal course of business from changes in foreign currency exchange rates and interest rates. The exposure to these risks is managed through normal operating and financing activities. There have been no material changes to the market risks we are exposed to from those noted in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2025. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief

Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, solely as a result of the material weaknesses in our internal control over financial reporting below.

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

Notwithstanding the above identified material weaknesses, management believes the Consolidated Financial Statements as included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, the Company's financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bitcoin Depot does not believe the allegations made against it are valid and intends to vigorously defend against them. The range of potential loss related to the identified claim is between $0 and $23.0 million, the amount of damages that Canaccord is seeking in the lawsuit. The additional costs mentioned in the claim are not able to be estimated at this time. The discovery phase of the litigation involving documentary productions and oral examinations is largely completed. A mediation of the dispute was held on April 14, 2025 and the parties did not agree on a resolution to the dispute.

On February 26, 2025, Lux Vending, LLC and Bitcoin Depot Operating, LLC were served with a civil complaint from the Attorney General of the State of Iowa (the “Iowa AG”) in connection with a suit filed against us by the Iowa AG, on behalf of the state of Iowa, in the Iowa District Court for Polk County. The complaint alleges that both subsidiaries violated certain provisions of the Iowa Consumer Fraud Act as a result of Bitcoin withdrawals made from our ATMs being used by our customers to make payments under a variety of fraudulent schemes. The complaint further alleges that the defendants should have known that the purpose of these withdrawals was to make payment under such schemes and that the defendants should have taken additional steps to protect its customers. The complaint is seeking a preliminary and permanent injunction against the subsidiaries from either operating in Iowa or further violating the Iowa Consumer Fraud Act as well as monetary penalties. The Company strongly rejects any allegations made by the Iowa AG and will continue to vigorously defend against such claims. While we have several meritorious defenses and believe that the Iowa AG is misinterpreting the related act, at this stage in the litigation, the Company can provide no assurance as to the scope and outcome of this matter and as to whether there will be a material adverse effect to its business or its Consolidated Financial Statements.

We are also party to various other legal proceedings and claims in the ordinary course of our business. We believe these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A. Risk Factors

For a complete discussion of the Company’s risk factors, see Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to Risk Factors in the Company’s Annual Report since December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the three months ended March 31, 2025, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

Item 6. Exhibits and Financial Statement Schedules.

Exhibit	Description

10.1**

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

Date: May 15, 2025	By:	/s/ Brandon Mintz
	Name:	Brandon Mintz
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025	By:	/s/ David Gray
	Name:	David Gray
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)