Form 10-Q
period 2025-06-30
Bitcoin Depot Inc.
filed 2025-08-12
CIK 1901799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, the registrant had 26,888,604 shares outstanding of Class A common stock, par value $0.0001 per share, and 41,193,024 shares outstanding of Class M common stock, par value $0.0001 per share.

Bitcoin Depot Inc.

Quarterly Report on Form 10-Q

Forward-Looking Statements

Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, they are subject to risks and uncertainties that are described more fully herein and in our Annual Report on Form 10-K for the year ended December 31, 2024, in Part I, Item 1A, “Risk Factors” and in Part I under the heading "Cautionary Notice Regarding Forward-Looking Statements", as well as in our other filings with the Securities and Exchange Commission. These risks include our ability to successfully realize the expected benefits of the business combination; our ability to operate in existing markets or expand into new jurisdictions; our ability to manage our growth effectively; litigation related to our operations and/or strategic transactions; our ability to continue to operate in states where we have obtained the requisite licenses to the extent that the laws and regulations of such states clearly indicate that a license is required or where state regulators have advised us that we need a license to operate; our ability to manage regulatory uncertainty in the cryptocurrency industry and maintain positive relationships with federal and state regulators; increasing legislation and regulation by state governments related to the operation of Bitcoin ATMs; our dependence on key business relationships with certain key suppliers of Bitcoin; our dependence on, and ability to maintain, key business relationships with store locations for our kiosks and franchise locations, and related supplies, programs, and technologies for our business on acceptable terms; the negative impact on our future results of operations of the unknown potential growth rate and demand for Bitcoin kiosks and by the slow adoption of cryptocurrency; our heavy dependency on our ability to win, maintain and renew contracts with store location partners; unfavorable macroeconomic conditions or decreased discretionary spending due to other factors such as increased interest rates, increased inflation, high fuel rates, recessions, epidemics or other public health issues, terrorist activity or threat thereof, civil unrest or other economic or political uncertainties, that could adversely affect our business, results of operations, cash flows and financial conditions; and our ability to obtain debt financing or refinance existing indebtedness on satisfactory terms, liquidity and trading of our public securities. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

i

Part I - Financial Information

Item 1. Financial Statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$172,108	$163,066	$336,334	$301,605
Cost of revenue (excluding depreciation and amortization)	139,382	136,708	270,473	257,995
Operating expenses:
Selling, general, and administrative	15,109	15,762	28,549	29,368
Depreciation and amortization	1,869	2,992	3,766	5,939
Total operating expenses	16,978	18,754	32,315	35,307
Income from operations	15,748	7,604	33,546	8,303
Other (expense) income:
Interest (expense)	(4,726)	(2,880)	(7,794)	(7,824)
Other income	2,330	34	1,241	40
Gain (loss) on foreign currency transactions	133	(138)	120	(265)
Income before provision for income taxes and non-controlling interest	13,485	4,620	27,113	254
Income tax (expense)	(1,162)	(270)	(2,614)	(132)
Net income	$12,323	$4,350	$24,499	$122
Net income attributable to non-controlling interest	6,253	6,911	14,235	4,221
Net income (loss) attributable to common stockholders	$6,070	$(2,561)	$10,264	$(4,099)

Net income per share of common stock - basic and diluted	$0.16	$(0.13)	$0.35	$(0.23)

Weighted average number of common shares outstanding - basic and diluted	37,541,637	19,432,011	29,406,538	18,016,761

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$12,323	$4,350	$24,499	$122
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(52)	5	(55)	18
Total comprehensive income	12,271	4,355	24,444	140
Less: Comprehensive income attributable to non-controlling interest	6,253	6,911	14,235	4,234
Comprehensive income (loss) attributable to common stockholders	$6,018	$(2,556)	$10,209	$(4,094)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Current:
Cash and cash equivalents	$48,038	$29,472
Cryptocurrencies	11,563	1,510
Accounts receivable	38	275
Prepaid expenses and other current assets	3,052	3,076
Total current assets	62,691	34,333
Property and equipment:
Furniture and fixtures	635	635
Leasehold improvements	172	172
Kiosk machines - owned	38,209	36,831
Kiosk machines - leased	8,973	10,367
Total property and equipment	47,989	48,005
Less: accumulated depreciation	(23,448)	(21,158)
Total property and equipment, net	24,541	26,847
Intangible assets, net	1,568	2,320
Goodwill	8,717	8,717
Operating lease right-of-use assets, net	2,083	2,595
Deposits	1,109	734
Deferred tax assets	8,344	4,558
Total assets	$109,053	$80,104

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2025 (unaudited)	December 31, 2024
Liabilities and Stockholders’ (Deficit) Equity
Current:
Accounts payable	$10,087	$11,557
Accrued expenses and other current liabilities	16,933	14,260
Notes payable, current portion	8,757	6,022
Income taxes payable	4,549	2,207
Deferred revenue	361	20
Operating lease liabilities, current portion	795	858
Current installments of obligations under finance leases	3,061	3,446
Other non-income tax payable	—	2,259
Total current liabilities	44,543	40,629
Long-term liabilities
Notes payable, non-current	57,250	49,457
Operating lease liabilities, non-current	1,291	1,774
Obligations under finance leases, non-current	672	1,950
Deferred income tax, net	604	604
Tax receivable agreement liability due to related party, non-current	—	2,176
Total Liabilities	104,360	96,590
Commitments and Contingencies (Note 19)
Stockholders’ (Deficit) Equity
Series A Preferred Stock, $0.0001 par value; 50,000,000 authorized, 0 and 1,733,884 shares issued and outstanding, at June 30, 2025 and December 31, 2024, respectively	—	—
Class A common stock, $0.0001 par value; 800,000,000 authorized, 25,440,775 and 19,263,164 shares issued, and 25,250,155 and 19,072,544 shares outstanding at June 30, 2025 and December 31, 2024, respectively	3	1
Class E common stock, $0.0001 par value; 2,250,000 authorized, 0 and 1,075,761 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Class M common stock, $0.0001 par value; 300,000,000 authorized, 41,193,024 and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	4	—
Class V common stock, $0.0001 par value; 300,000,000 authorized, 0 and 41,193,024 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	4
Treasury stock	(437)	(437)
Additional paid-in capital	36,069	21,491
Accumulated deficit	(33,234)	(44,349)
Accumulated other comprehensive loss	(249)	(342)
Total Stockholders’ Equity (Deficit) Attributable to Bitcoin Depot Inc.	2,156	(23,632)
Equity attributable to non-controlling interests	2,537	7,146
Total Stockholders’ Equity (Deficit)	4,693	(16,486)
Total Liabilities and Stockholders’ Equity	$109,053	$80,104

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Class A Common Stock		Class E Common Stock		Class M Common Stock		Class V Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Deficit Attributable to Bitcoin Depot Inc.	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
April 1, 2025	—	$—	22,746,330	$2	—	$—	—	$—	41,193,024	$4	(190,620)	$(437)	$22,829	$(39,304)	$(256)	$(17,162)	$12,570	$(4,592)
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,640)	(7,640)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7	7	(59)	(52)
Exchange of Class V common stock for Class M common stock pursuant to the Up-C Restructuring	—	—	—	—	—	—	41,193,024	4	(41,193,024)	(4)	—	—	—	—	—	—	—	—
Cumulative impact of Up-C Restructuring, net of transaction expenses	—	—	—	—	—	—	—	—	—	—	—	—	1,545	—	—	1,545	(8,595)	(7,050)
Shares issued for vested RSU awards	—	—	373,043	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock, net of issuance costs	—	—	2,321,402	1	—	—	—	—	—	—	—	—	10,998	—	—	10,999	—	10,999
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	697	—	—	697	8	705
Net income attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	6,070	—	6,070	6,253	12,323
June 30, 2025	—	$—	25,440,775	$3	—	$—	41,193,024	$4	—	$—	(190,620)	$(437)	$36,069	$(33,234)	$(249)	$2,156	$2,537	$4,693
January 1, 2025	1,733,884	$—	19,263,164	$1	1,075,761	$—	—	$—	41,193,024	$4	(190,620)	$(437)	$21,491	$(44,349)	$(342)	$(23,632)	$7,146	$(16,486)
Cumulative-effect adjustment due to the adoption of Accounting Standards Update 2023-08, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	—	851	—	851	—	851
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,117)	(10,117)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	93	93	(148)	(55)
Conversion to Class A common stock	(1,733,884)	—	2,809,645	1	(1,075,761)	—	—	—	—	—	—	—	—	—	—	1	—	1
Exchange of Class V common stock for Class M common stock pursuant to the Up-C Restructuring	—	—	—	—	—	—	41,193,024	4	(41,193,024)	(4)	—	—	—	—	—	—	—	—
Cumulative impact of Up-C Restructuring, net of transaction expenses	—	—	—	—	—	—	—	—	—	—	—	—	1,545	—	—	1,545	(8,595)	(7,050)
Shares issued for vested RSU awards	—	—	447,636	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock, net of issuance costs	—	—	2,920,330	1	—	—	—	—	—	—	—	—	11,976	—	—	11,977	—	11,977
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	1,057	—	—	1,057	16	1,073
Net income attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	10,264	—	10,264	14,235	24,499
June 30, 2025	—	$—	25,440,775	$3	—	$—	41,193,024	$4	—	$—	(190,620)	$(437)	$36,069	$(33,234)	$(249)	$2,156	$2,537	$4,693

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2024

(UNAUDITED)

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Class A Common Stock		Class E Common Stock		Class V Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ (Deficit) Attributable to Bitcoin Depot Inc.	Non-Controlling Interest	Total Stockholders’ Equity
April 1, 2024	3,075,000	$—	13,721,691	$1	1,075,761	$—	44,100,000	$4	$(190,620)	$(437)	$(34,201)	$(199)	$18,215	$(16,617)	$21,598	$4,981
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,832)	(6,832)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	1	—	1	4	5
Shares issued for vested RSU awards	—	—	717,188	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,720	1,720	8	1,728
Redemption of non-controlling interest	—	—	2,906,976	—	—	—	(2,906,976)	—	—	—	—	—	585	585	(585)	—
Change in tax basis in BT HoldCo due to redemption	—	—	—	—	—	—	—	—	—	—	—	—	211	211	—	211
Net Income (loss) attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	(2,561)	—	—	(2,561)	6,911	4,350
June 30, 2024	3,075,000	$—	17,345,855	$1	1,075,761	$—	41,193,024	$4	$(190,620)	$(437)	$(36,762)	$(198)	$20,731	$(16,661)	$21,104	$4,443
January 1, 2024	3,125,000	$—	13,602,691	$1	1,075,761	$—	44,100,000	$4	(120,644)	$(279)	$17,326	$(32,663)	$(203)	$(15,814)	$25,187	$9,373
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,748)	(7,748)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	5	—	5	13	18
Conversion of Series A preferred stock to class A common stock	(50,000)	—	50,000	—	—	—	—	—	—	—	—	—	—	—	—	—
Treasury Shares	—	—	—	—	—	—	—	—	(69,976)	(158)	—	—	—	(158)	—	(158)
Shares issued for vested RSU awards	—	—	786,188	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,609	2,609	16	2,625
Redemption of non-controlling interest	—	—	2,906,976	—	—	—	(2,906,976)	—	—	—	—	—	585	585	(585)	—
Change in tax basis in BT HoldCo due to redemption	—	—	—	—	—	—	—	—	—	—	—	—	211	211	—	211
Net (loss) income attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	(4,099)	—	—	(4,099)	4,221	122
June 30, 2024	3,075,000	$—	17,345,855	$1	1,075,761	$—	41,193,024	$4	$(190,620)	$(437)	$(36,762)	$(198)	$20,731	$(16,661)	$21,104	$4,443

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2025	2024
Cash flows from Operating Activities:
Net income	$24,499	$122
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	395	808
Depreciation and amortization	3,766	5,939
Non-cash share-based compensation	1,072	2,625
Purchase of services in cryptocurrencies	443	806
Unrealized (gain) on cryptocurrencies	(623)	—
Deferred taxes	(3,786)	7
Write-off of deferred financing costs	—	3,136
Reduction in carrying amount of right-of-use assets	38	227
Cryptocurrency received as payment	(543)	(792)
Other	36	206
Change in operating assets and liabilities:
Deposits	(374)	(287)
Accounts receivable	237	(72)
Cryptocurrencies	(6)	219
Prepaid expenses and other current assets	24	(3,385)
Accounts payable	(1,471)	2,135
Accrued expenses and other current liabilities	2,676	207
Income taxes payable	2,342	328
Other non-income tax payable	(2,259)	(62)
Tax receivable agreement liability	(331)	—
Deferred revenue	341	(283)
Operating leases, net	(73)	(409)
Net Cash Flows Provided by Operations	26,403	11,475
Cash flows from Investing Activities:
Acquisition of property and equipment	(774)	(3,068)
Proceeds from sale of property and equipment	88	—
Acquisition of BTC for investment	(8,473)	(122)
Net Cash Flows Used In Investing Activities	(9,159)	(3,190)
Cash flows from Financing Activities:
Proceeds from issuance of notes payable	22,317	20,405
Principal payments on notes payable	(12,020)	(2,436)
Principal payments on finance lease	(1,663)	(4,193)
Payment of deferred financing costs	(163)	(19)
Proceeds from issuance of common stock, net	11,977	—
Cash paid in connection with Up-C restructuring	(8,895)	—
Purchase of treasury stock	—	(158)
Distributions	(10,117)	(7,748)
Net Cash Flows Provided by Financing Activities	1,436	5,851
Effect of exchange rate changed on cash and cash equivalents	(114)	47
Net change in cash and cash equivalents	18,566	14,183
Cash and cash equivalents - beginning of period	29,472	29,759
Cash and cash equivalents - end of period	$48,038	$43,942

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the six months ended June 30 for:
Interest	$6,212	$4,178
Income taxes	$5,147	$3,427

Supplemental disclosures of non-cash investing and financing activities:

See Note 2 for information on non-cash exchange of Class V for Class M shares and write-off of the tax receivable agreement related to the Up-C Restructuring.

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

(c) Liquidity

As of June 30, 2025, the Company had current assets of $62.7 million, including cash and cash equivalents of $48.0 million, current liabilities of $44.5 million, total stockholders’ equity of $4.7 million and an accumulated deficit of $33.2 million. For the six months ended June 30, 2025, the Company recognized net income of $24.5 million, generated positive cash flows from operations of $26.4 million and had cash flows provided by financing activities of $1.4 million, primarily due to proceeds from the issuance of notes payable and proceeds from issuance of common stock. The Company expects its existing cash and cash equivalents, together with cash provided by operations, to be sufficient to fund its operations for a period of 12 months from the date that these consolidated financial statements are issued.

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

The consolidated financial statements of the Company include the accounts of Bitcoin Depot Inc. and its controlled subsidiaries: BCD Merger Sub LLC, BT HoldCo LLC ("BT HoldCo"), Kiosk HoldCo LLC, Bitcoin Depot Operating, LLC, Lux Vending Kiosk, LLC, Mintz Assets, Inc., BTM Solutions India Private Limited, Express Vending, Inc., Kiosk Technicians LLC, NZ BTM Ltd., BTM AUS Pty Ltd., UK BTM LTD, HK BTM Limited, BTM International Holdings I LLC, BTM International Holdings II LLC, Intuitive Software, LLC, Digital Gold Ventures, Inc. (“Digital Gold”), and BitAccess Inc. BCD Merger Sub LLC is a holding company with ownership of BT Holdco. BT HoldCo is a holding company with ownership of Kiosk HoldCo LLC. Kiosk HoldCo LLC is a holding company with ownership of Bitcoin Depot Operating, LLC. Bitcoin Depot Operating, LLC is a holding company with ownership of Lux Vending Kiosk LLC, Mintz Assets, Inc. and Intuitive Software, LLC. Mintz Assets, Inc. is a holding company that holds the ownership of BTM Solutions India Private Limited, Express Vending, Inc., Kiosk Technicians LLC, NZ BTM Ltd., BTM Aus Pty Ltd., UK BTM LTD, HK BTM Limited, BTM International Holdings I LLC, and BTM International Holdings II LLC. Express Vending, Inc. is a Canadian corporation whose business activities include owning and operating a network of BTM kiosks in Canada. Intuitive Software, LLC is a holding company that holds an 82.14% equity interest (through its ownership of Digital Gold) in BitAccess Inc., a Canadian corporation. The non-controlling interests held by investors directly in BT HoldCo and BitAccess are presented separately as further discussed in Note 11. Intercompany balances and transactions have been eliminated in consolidation.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On June 30, 2023 (the “Closing Date”), Legacy Bitcoin Depot merged with and into Bitcoin Depot Operating LLC (“BT OpCo”), with BT OpCo surviving the Merger as the post-transaction operating company owned solely by a newly formed entity, BT HoldCo with common units (the “BT HoldCo Common Units”), preferred units (the “BT HoldCo Preferred Units”) and earnout units (the “BT HoldCo Earnout Units”) outstanding and issued to BT Assets. In connection with the Merger, GSRM changed its name to Bitcoin Depot Inc., purchased BT HoldCo Common Units owned by BT Assets and was issued BT HoldCo Earnout Units and warrants to purchase a number of BT HoldCo Common Units equal to the number of shares of Class A common stock that may be purchased upon the exercise in full of all Warrants outstanding immediately after Closing (“BT HoldCo Matching Warrants”). The former owners of Legacy Bitcoin Depot (i.e., BT Assets and the owners thereof) were issued 44,100,000 non-economic, super voting shares of Class V common stock in Bitcoin Depot. The Class V common stock held by BT Assets corresponds to units held by BT Assets in BT HoldCo and represented non-controlling interests in the Company, as described in Note 11. Following the closing of the Merger, the Company was organized under an “Up-C” structure in which the business of the Company was operated by BT HoldCo and its subsidiaries, and Bitcoin Depot’s only material direct asset consists of equity interests in BT HoldCo. At June 30, 2023, the Company had issued and outstanding 12,358,691 common units, 4,300,000 Series A Preferred Units and 43,848,750 warrants in BT HoldCo. Also at June 30, 2023, BT Assets owned 41,200,000 common units, 2,900,000 Founder Preferred Units, 5,000,000 Class 1 Earnout Units, 5,000,000 Class 2 Earnout Units and 5,000,000 Class 3 Earnout Units in BT HoldCo.

Notwithstanding the legal form of the Merger pursuant to the Transaction Agreement, the Merger was accounted for as a reverse recapitalization. The Merger was accounted for as a common control transaction and reverse recapitalization in accordance with U.S. GAAP, as BT Assets controlled BT OpCo both before and after the transactions. Legacy Bitcoin Depot was determined to be the predecessor and represented a continuation of BT OpCo’s balance sheet and consolidated statement of income, reflective of the recapitalization of the Merger.

As a result of the reverse capitalization accounting, the assets and liabilities of Legacy Bitcoin Depot were reflected by the Company at their historical cost with no additional goodwill or intangible assets recorded, accompanied by a recapitalization of the equity structure.

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

Up-C Restructuring

On May 30, 2025, the Company entered into and consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) with BT Assets, Mr. Brandon Mintz, the Company’s Founder and Chief Executive Officer, BD Investment Holdings LLC, a Delaware limited liability company, BD Investment Holdings II LLC, a Delaware limited liability company, BT HoldCo, BCD Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of the Company (“Merger Sub LLC”), and BCD Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub Inc.”), resulting in, among other things, BT HoldCo becoming a wholly owned subsidiary of the Company. In addition, the Company and BT Assets agreed to terminate the Tax Receivable Agreement, dated as of June 30, 2023 (the “Tax Receivable Agreement”), by and among the Company, BT HoldCo and BT Assets (the transactions contemplated by the Merger Agreement, the “Up-C Restructuring”).

Under the Company’s organizational structure immediately prior to the consummation of the Up-C Restructuring, the Company was a holding company and its principal asset was its ownership of BT HoldCo Common Units and warrants to purchase BT HoldCo Common Units (“BT HoldCo Warrants”). The Company, BT Assets, which prior to the merger was an entity owned and controlled by Mr. Mintz, and certain entities affiliated with Mr. Mintz, were the only members of BT HoldCo. The Company’s public stockholders held shares of Class A Common Stock, which are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company and have economic rights (including rights to dividends and distributions upon liquidation by the Company), and/or Company Warrants, which are exercisable for shares of Class A Common Stock at a price of $11.50 per share. Mintz, through his ownership of BT Assets, held (i) 41,193,024 shares of the Company’s Class V common stock constituting all of the issued and outstanding shares of Class V Common Stock immediately prior to the consummation of the Up-C Restructuring, which were entitled to ten votes per share on all matters submitted to a vote of stockholders of the Company, but had no economic rights, and (ii)

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

41,193,024 BT HoldCo Common Units, constituting approximately 63.48% of the issued and outstanding BT HoldCo Common Units immediately prior to the consummation of the Up-C Restructuring, which have economic rights equivalent to the Class A common stock (including rights to distributions from BT HoldCo, including upon liquidation), but have no voting rights.

Following the consummation of the Up-C Restructuring, the public stockholders continue to hold their issued and outstanding Class A Common Stock and Company Warrants, and their respective voting and economic rights with respect to the Company did not change as a result of the Up-C Restructuring. In connection with the Up-C Restructuring, (a) the stockholders of BT Assets (which include Mr. Mintz and his affiliated entities), in consideration for 100% of the shares of capital stock of BT Assets, received a number of newly issued shares of the Company’s Class M common stock equivalent to one share of Class M common stock for each share of Class V common stock held by BT Assets immediately prior to the consummation of the Up-C Restructuring. The shares of Class M common stock are entitled to ten votes per share on all matters submitted to a vote of stockholders and have economic rights (including rights to dividends and distributions upon liquidation by the Company) that are the same as the Class A Common Stock. As a result, Mr. Mintz no longer has economic rights through BT HoldCo Common Units and instead participates, together with the public stockholders of the Company, directly in the economics of the Company through their ownership of Class M Common Stock and Class A common stock, respectively. Under the Company’s second amended and restated certificate of incorporation, shares of Class M common stock automatically convert on a one-for-one basis into fully paid and non-assessable shares of Class A common stock upon (a) the transfer of Class M common stock to any person other than Mr. Mintz or his affiliates and (b) Mr. Mintz and his affiliates ceasing to own shares of Class M common stock that represent at least 20% of the voting power represented by the shares of Class V common stock held by Mr. Mintz and his affiliates as of immediately after the closing of the Company’s de-SPAC transaction on June 30, 2023. In connection with the Up-C Restructuring, the Company and Mr. Mintz agreed to terminate the Tax Receivable Agreement.

As consideration under the Merger Agreement, the Company (i) issued to former stockholders of BT Assets 41,193,024 shares of Class M common stock in exchange for the shares of Class V common stock and BT HoldCo Common Units held by BT Assets immediately prior to the Up-C Restructuring, and (ii) entered into a contingent equity rights agreement with the former stockholders of BT Assets which provides potential economic benefits equivalent to those provided to BT Assets by the earnout units in BT HoldCo held by BT Assets immediately prior to the Up-C Restructuring. As consideration for the termination of the Tax Receivable Agreement, the Company made a cash payment to the former stockholders of BT Assets (including Mr. Mintz and his affiliated entities) in the amount of $8.4 million. As the transaction involved an exchange of equity interests, with no change in control over net assets, it was accounted for as a common control transaction.

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

The Company maintains cash balances in its BTMs and in fiat wallets with cryptocurrency exchanges to facilitate the purchase and sale of cryptocurrencies. The cash balances in the BTMs are not insured. The Company had cash balances of $16.9 million and $10.7 million in BTMs at June 30, 2025 and December 31, 2024, respectively. Cash maintained in fiat wallets with cryptocurrency exchanges is not insured. The Company had immaterial balances in cash with cryptocurrency exchanges as of June 30, 2025 and December 31, 2024.

A significant customer concentration is defined as one from whom at least 10% of revenue is derived. The Company had no significant customer concentration for the three and six months ended June 30, 2025 and 2024.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(d) Cash and Cash Equivalents

Cash and cash equivalents includes cash maintained at various financial institutions, cryptocurrency exchanges, and in BTMs owned and leased by the Company.

Cash in transit consists of cash that is picked up by armored truck companies from the Company’s BTM machines but not yet deposited in the Company’s bank accounts. As of June 30, 2025 and December 31, 2024, the Company had cash in transit of $4.0 million and $2.6 million, respectively. Management evaluates cash in transit based on outstanding cash deposits on cash picked up by the armored truck companies, historical cash deposits and cash that is lost during transit, which is immaterial. The armored truck companies maintain insurance over theft and losses.

(e) Cryptocurrencies

Cryptocurrencies are a unit of account that function as a medium of exchange on a respective blockchain network, a digital and decentralized ledger that keeps a record of all transactions that take place across a peer-to-peer network. The Company’s cryptocurrencies primarily consisted of Bitcoin (“BTC”) as of and for the three and six months ended June 30, 2025 and for the year ended December 31, 2024.

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

In June 2024, the Company began allocating a portion of its cash reserves to Bitcoin. As of June 30, 2025 and December 31, 2024, the Company had Bitcoin of $10.7 million (recorded at fair value) and $0.6 million (recorded at adjusted cost basis), respectively, allocated to its treasury strategy within Cryptocurrencies on its Consolidated Balance Sheets.

On January 1, 2025, the Company adopted ASU 2023-08 "Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60) Accounting for and Disclosure of Crypto Assets" (“ASU 2023-08”). See Note 3. Beginning January 1, 2025, cryptocurrencies are recorded on the Company’s Consolidated Balance Sheets at fair value. In 2024, prior to the adoption of ASU 2023-08, cryptocurrencies were recorded on the Company’s consolidated Balance Sheets at cost, less impairment charges, if any.

We determine and record the fair value of our cryptocurrencies in accordance with ASC 820, Fair Value Measurement (“ASC 820”), based on quoted prices on the active exchange that we have determined is the principal market for such assets (Level 1 inputs). We determine the cost basis of our cryptocurrencies using the specific identification of each unit received. For all cryptocurrencies during periods prior to January 1, 2025, impairment losses were recognized within Cost of Revenue in the Consolidated Statements of Income (Loss) in the period in which the impairment was identified. For periods after January 1, 2025, realized and unrealized gains and losses for cryptocurrencies held as investments are recorded in Other income (expense), net, and realized and unrealized gains and losses and cryptocurrencies used to facilitate sales are recorded in Cost of Revenue in our Consolidated Statements of Income (Loss).

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Depreciation expense for the three and six months ended June 30, 2025 totaled $1.5 million and $3.0 million, respectively.

Depreciation expense for the three and six months ended June 30, 2024 totaled $2.6 million and $5.2 million, respectively.

(g) Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to its fair value, which is normally determined through analysis of the future net cash flows expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the asset group exceeds the fair value of the asset group. There were no impairments of long-lived assets for the three and six months ended June 30, 2025 and 2024.

(h) Goodwill and Intangible Assets, net

Goodwill represents the excess of the consideration transferred over the estimated fair value of the acquired assets, assumed liabilities, and any non-controlling interest in the acquired entity in a business combination. The Company tests for impairment at least annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs their annual test for impairment as of October 1 at the reporting unit level. There was no impairment of goodwill for the three and six months ended June 30, 2025 and 2024.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

control of the cryptocurrency is transferred to the customer, which is at the point in time the cryptocurrency is transferred to the customer’s cryptocurrency wallet and the transaction is validated on the blockchain.

The typical process time for our transactions with customers is 30 minutes or less. Contract liabilities are amounts received from customers in advance of the Company transferring the cryptocurrencies to the customer’s wallet and the transaction being validated on the blockchain. Contract liabilities are presented in “Deferred revenue” on the consolidated balance sheets as of June 30, 2025 and December 31, 2024.

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

(k) Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $1.5 million and $3.2 million for the three and six months ended June 30, 2025, respectively. Advertising expenses were $1.6 million and $3.3 million for the three and six months ended June 30, 2024, respectively. Amounts are included in selling, general and administrative expenses in the Consolidated Statements of (Loss) Income.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As a result of the Up-C Restructuring, the transaction was stepped together as a single-tax-free reorganization pursuant to Section 368(a)(1)(A) for federal income tax purposes. As a result of the Up-C Restructuring, BT HoldCo is now wholly owned by the Company through BCD Merger Sub, LLC and with the consent of BT HoldCo, has elected under the Internal Revenue Code and similar state statutes to be a disregarded entity. Bitcoin Depot Operating, LLC is a single-member limited liability company and owned by BT HoldCo through Kiosk HoldCo LLC, and with the consent of BT HoldCo, has elected under the Internal Revenue Code and similar state statutes to be a disregarded entity. In lieu of federal corporate income taxes, Bitcoin Depot Operating, LLC and BT HoldCo reflects its operating results on the Company's federal tax return. BCD Merger Sub, LLC, a single-member limited liability company and owned by Bitcoin Depot, Inc, has elected under the Internal Revenue Code and similar state statutes to be a disregarded entity. In lieu of federal corporate income taxes, BCD Merger Sub, LLC reflects its operating results on the Company's federal tax return. As a result of the Up-C Restructuring, BT HoldCo’s inside basis cumulative timing differences will shift to the Company and the outside basis differences at the Company would become the inside basis differences of BT HoldCo. The revaluation between the inside and outside basis difference of the cumulative temporary differences was booked as a discrete item through tax expense.

Mintz Assets, Inc., is treated as a corporation for federal income tax purposes. Intuitive Software, LLC and its wholly owned subsidiary, Digital Gold, are treated as corporations for federal income tax purposes. BitAccess Inc. and Express Vending, Inc., are each taxed as Canadian corporations. For the six months ended June 30, 2025 and 2024, there was no activity for Mintz Assets, Inc., Intuitive Software, LLC, BitAccess Inc., Digital Gold and Express Vending, Inc. As such, there were no federal income taxes for these entities.

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

(q) Net Income Per Share Attributable to Class A Common Stock

Basic earnings per share of Class A and Class M common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of Class A and Class M common stock outstanding and Series A Preferred Stock outstanding, which has similar economic rights to the Class A common stock during the same period. Diluted net income per share of Class A and Class M common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Class A and Class M common stock outstanding adjusted to give effect to potentially dilutive securities. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options and warrants and vesting of RSUs, as applicable. The weighted-average shares outstanding used to compute net income per common share, basic and diluted, were 37,541,637 and 19,432,011 for the three months ended June 30, 2025 and 2024, respectively, and 29,406,538 and 18,016,761 for the six months ended June 30, 2025 and 2024, respectively.

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

(s) Earnouts

At the close of the Merger, GSRM received a total of 1,075,761 earnout shares ("Sponsor Earnout Shares") in the form of Class-E common stock of the Company. In December 2024, the BT HoldCo Founder Preferred Units were converted into BT HoldCo Common Units in connection with the payment of a $29 million distribution to the holders of the Founder Preferred Units. During the three months ended March 31, 2025, the holders of the Series A Preferred Stock exercised their option to convert the Series A Preferred Stock for Class A common stock on a 1:1 basis. In conjunction with the conversion of the Series A Preferred Stock, the BT HoldCo Preferred Units were automatically converted into BT HoldCo Common Units. The conversion of the outstanding BT HoldCo Preferred Units triggered the automatic conversion of the Class E common stock into Class A common stock. As of June 30, 2025, the Company did not have any Class E common stock outstanding.

In addition to the Sponsor Earnout Shares, certain owners of BT HoldCo are entitled to receive an additional 15,000,000 BT HoldCo Earnout Units (“BT Earnout”). Pursuant to the Up-C Restructuring, the BT Earnout Units were cancelled and replaced with an equal amount of Contingent Equity Rights (CERs). The CERs are structured similarly to the Sponsor Earnout Shares with consistent milestones and vesting conditions.

The Company evaluated the Sponsor Earnout Shares and CERs under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded equity classification is appropriate. As equity-classified contracts, the Sponsor Earnout Shares are not subject to remeasurement provided the conditions for equity-classification continue to be met. The Sponsor Earnout Shares have been recorded in connection with the reverse recapitalization accounting as part of the adjustment to accumulated deficit due to the absence of additional paid in capital.

(t) Warrants

In connection with the Merger, the Company assumed a total of 43,848,750 Warrants, consisting of 31,625,000 Public Warrants and 12,223,750 Private Placement Warrants issued by GSRM which continue to be outstanding following the Merger. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. The outstanding Warrants are accounted for as freestanding equity contracts and are classified in equity under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures (Topic 740)". The ASU requires companies to break out their income tax expense, income tax rate reconciliation and income tax payments made in more detail. For public companies, the requirements became effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this accounting standard effective January 1, 2025 with no impact on interim financial statements.

Accounting Pronouncement Pending Adoption

In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosures Update and Simplification Initiative". The guidance amends certain disclosure and presentation requirements related to the statement of cash flows, accounting changes and error corrections, earnings per share, interim reporting, commitments, debt, equity, derivatives, transfers and services and various industry specific guidance. For entities subject to the SEC's existing disclosure requirements, the effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the existing disclosure requirements, the amendments will not become effective. Early adoption is not permitted. The Company is still assessing the impacts of this guidance to its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)". The ASU requires expanded disclosures and disaggregation of certain expenses included within the income statement. The amendments become effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is still assessing the impacts of this guidance on its consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity". The ASU eliminates the presumption that the primary beneficiary of a VIE is automatically the accounting acquirer when a VIE business is obtained primarily through an exchange of

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

equity interests. ASU 2025-03 becomes effective for annual reporting periods beginning after December 15, 2026 and is to be applied prospectively. Early adoption is permitted. The Company is still assessing the impacts of this guidance on its consolidated financial statements.

(4) Segment Reporting

The Company operates as a single operating segment, with the Chief Executive Officer serving as the CODM. The CODM evaluates performance and allocates resources on a consolidated basis, reviewing financial and operational information for the entire organization rather than assessing discrete product or service lines or geographic locations. The Company concluded that it has a single reportable segment based on the similarity of the Company's products and services, its common customer base and the comparable regulatory environment in which it operates.

Revenue is primarily generated through cash paid by customers to purchase Bitcoin from the Company's kiosks with a minimal amount of revenue generated from other products and services. See Note 6 - Revenue for more information on the Company's revenue generating products and services.

As of and for the six months ended June 30, 2025 and 2024, substantially all of the Company's revenue was generated in the U.S., and substantially all of its long-lived assets were located in the US.

As the CODM focuses on overall Company performance, any asset information used for decision-making purposes aligns with the consolidated totals presented in the Consolidated Balance Sheets. See the Consolidated Balance Sheets for additional information on the Company's asset composition.

The CODM considers multiple measures of profit or loss such as, EBITDA, Adjusted EBITDA, and Net Income and uses these measures to assess the Company's overall performance, compare actual results to budgets, and guide decisions on capital investments and other resource allocations. The table below summarizes net income related segment information used by the CODM to evaluate the Company's performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$172,108	$163,066	$336,334	$301,605
Cost of cryptocurrency sold (1)	123,263	121,759	240,508	230,223
Armored cash collection	1,880	1,917	3,498	3,903
Wireless connectivity costs	831	647	1,639	1,245
Loss on foreign currency transactions	133	138	120	265
Share-based compensation	704	1,728	1,072	2,625
Kiosk shipping and services	733	2,227	1,572	3,109
Floorspace leases	9,813	9,120	19,130	17,656
Bank fees	898	829	1,689	1,477
Unrealized gain on cryptocurrency held for investment	(2,315)	—	(1,221)	—
Payroll costs	5,612	5,904	11,495	11,698
Advertising and marketing costs	1,518	1,581	3,214	3,303
Professional fees	3,108	2,809	6,034	4,461
Operating software costs	1,228	832	2,174	1,741
Interest	4,726	2,880	7,794	7,824
Income tax expense	1,162	270	2,614	132
Amortization	377	355	751	733
Depreciation	1,492	2,637	3,015	5,206
Other segment items (2)	4,622	3,083	6,737	5,882
Net income	$12,323	$4,350	$24,499	$122

(1) Includes cryptocurrency impairments for the three and six months ended June 30, 2024 of $2.0 million and $4.1 million, respectively.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(2) Includes insurance and other expenses.

(5) Related Party Transactions

Total cash distributions made to BT Assets during the three and six months ended June 30, 2025 were $7.6 million and $10.1 million, respectively, and are accounted for as tax distributions. Total cash distributions made to BT Assets during the three and six months ended June 30, 2024 were $6.8 million and $7.7 million, respectively. Cash distributions are classified as cash outflows from financing activities in the Consolidated Statements of Cash Flows. The total cash and non-cash distributions are reflected in the Consolidated Statement of Changes in Stockholders’ (Deficit) Equity and the Consolidated Statement of Changes in Member's Equity. Based on the Operating Agreement distributions made after the closing of the Merger are considered tax distributions.

At the closing of the Merger, the Company entered into a Tax Receivable Agreement with BT HoldCo and BT Assets. Pursuant to the Tax Receivable Agreement, the Company was generally required to pay BT Assets 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign income taxes that the Company realized, or in certain circumstances are deemed to realize. In connection with the Up-C Restructuring, the Tax Receivable Agreement was terminated. See Note 2a Basis of Presentation Summary of Significant Accounting Policies and Note 15 Income Taxes for further discussion.

In connection with the closing of the Merger, the Company entered into separate indemnification agreements with its directors and executive officers. These agreements, among other things, require the Company to indemnify its directors and executive officers for certain costs, charges and expenses, including attorneys’ fees, judgments, fines and settlement amounts, reasonably incurred by a director or executive officer in any action or proceeding because of their association with the Company or any of its subsidiaries. No amounts have been recognized related to these agreements as of June 30, 2025.

During 2024, the Company had declared and paid a $29.0 million preferred distribution to BT Assets as a return of BT Asset's preference over common units on the preferred units it holds in BT HoldCo. The distribution amounts reduce the preferred dividend attributable to the Non-Controlling Interest from $29.0 million to a remaining balance of $0 million.

On July 10, 2024, the Company entered into a Kiosk Service Agreement with an entity owned by the CEO, that owns and operates kiosks unrelated to the Company’s Bitcoin ATM business. The agreement provides for the following services: kiosk placement, treasury management and other back office services. The Company will receive 30% of the net profit as compensation. The Company did not have any revenue and only incurred an immaterial amount of start-up costs related to this agreement as of June 30, 2025.

On May 30, 2025, the Company entered into and consummated an Up-C Restructuring. Pursuant to the Up-C Restructuring, as consideration for the termination of the Tax Receivable Agreement, the Company made a cash payment to the former stockholders of BT Assets (including Mr. Mintz and his affiliated entities) in the amount of $8.4 million. See Note 2 Basis of Presentation and Summary of Significant Accounting Policies for further discussion.

(6) Revenue

Revenue disaggregated by revenue stream is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
BTM Kiosks	$171,864	$162,291	$335,644	$300,067
Other Revenue	244	775	690	1,538
Total Revenue	$172,108	$163,066	$336,334	$301,605

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(7) Cost of Revenue (Excluding Depreciation and Amortization)

The following table presents cost of revenue (excluding depreciation and amortization) by category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cryptocurrency expenses	$123,263	$121,759	$240,508	$230,223
Floorspace lease expenses	9,813	9,120	19,130	17,656
Kiosk operations expenses	6,306	5,829	10,835	10,116
Total Cost of Revenue (excluding depreciation and amortization reported separately)	$139,382	$136,708	$270,473	$257,995

The following table presents the components of cryptocurrency expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of cryptocurrency (1) - BTM Kiosk	$123,174	$121,252	$240,332	$229,309
Other cryptocurrency expenses	89	507	176	914
Total cryptocurrency expenses	$123,263	$121,759	$240,508	$230,223

(1)
Prior to the adoption of ASC 2023-08, Cost of Cryptocurrency ("ASU 2023-08") included impairment losses recognized on cryptocurrencies net of any gains recognized from sales of cryptocurencies on an exchange. Impairment charges of $2.0 million and $4.1 million were included in Cost of Cryptocurrency during the three and six months ended June 30, 2024, respectively. Subsequent to the adoption of ASU 2023-08 on January 1, 2025, realized and unrealized gains and losses on cryptocurrencies during the three and six months ended June 30, 2025 included in Cost of Cryptocurrency were immaterial.

The following table reconciles amounts excluded from the cost of revenue (excluding depreciation and amortization) caption in the Consolidated Statements of Income included in total depreciation and amortization expense in the Consolidated Statements of Income for the period presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation of owned BTM kiosks	$1,131	$1,293	$2,277	$2,535
Depreciation of leased BTM kiosks	354	1,328	725	2,589
Amortization of intangible assets	377	355	751	733
Total depreciation and amortization excluded from cost of revenue	$1,862	$2,976	$3,753	$5,857
Other depreciation and amortization included in operating expenses	7	16	13	82
Total depreciation and amortization	$1,869	$2,992	$3,766	$5,939

(8) Fair Value Measurements

The Company's cryptocurrency holdings are measured at fair value on a recurring basis based on Level 1 inputs.

The Company estimates the fair value of its fixed-rated notes payable based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. As of June 30, 2025, the estimated fair value of the fixed-rate notes were approximately $27.3 million and the carrying value was $28.0 million. As of December 31, 2024, the estimated fair value of the fixed-rate notes were approximately $39.3 million and the carrying value was $39.5 million.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The Company’s non-financial assets, such as goodwill, intangible assets, property and equipment and operating lease right-of-use assets are adjusted down to fair value when an impairment charge is recognized. Certain fair value measurements are based

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

predominantly on Level 3 inputs. No impairment charges related to goodwill, intangible assets, operating lease right-of-use assets and property and equipment have been recognized for the three and six months ended June 30, 2025 and 2024.

Assets and Liabilities Not Measured and Recorded at Fair Value

The Company considers the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses in the consolidated financial statements to approximate fair value due to their short maturities.

The carrying value of the notes payable related to the Company's franchise profit sharing arrangements was initially determined as the initial investment and is updated quarterly using a retrospective interest method. The effective interest rate used is determined based on actual and projected profit sharing payments which are generally unobservable inputs and are considered Level 3 fair value estimates. As of June 30, 2025 and December 31, 2024 the estimated carrying value and fair value of the notes payable related to the franchise profit sharing arrangements was approximately $38.6 million and $16.7 million, respectively.

(9) Prepaid expenses and other current assets

The following table presents Prepaid expenses and other current assets (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses	$2,571	$1,828
Other current assets	481	1,248
Prepaid expenses and other current assets	$3,052	$3,076

(10) Accrued expenses and other current liabilities

The following table presents Accrued expenses and other current liabilities (in thousands):

	June 30, 2025	December 31, 2024
Payables to liquidity providers	$2,699	$2,246
Accrued expenses	14,234	12,014
Accrued expenses and other current liabilities	$16,933	$14,260

(11) Non-controlling interests

The following table presents the changes in the balances of non-controlling interests for the three and six months ended June 30, 2025 and 2024 (in thousands):

	BitAccess	BT HoldCo	Total
Beginning balance January 1, 2025	$2,674	$4,472	$7,146
Distributions	—	(2,477)	(2,477)
Share-based compensation expense	8	—	8
Foreign currency translation	—	(89)	(89)
Net (loss) income	(49)	8,031	7,982
Balance March 31, 2025	$2,633	$9,937	$12,570
Distributions	—	(7,640)	(7,640)
Share-based compensation expense	8	—	8
Distribution related to Up-C Restructuring	—	(8,595)	(8,595)
Foreign currency translation	—	(59)	(59)
Net (loss) income	(104)	6,357	6,253
Ending balance June 30, 2025	$2,537	$—	$2,537

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	BitAccess	BT HoldCo	Total
Beginning balance January 1, 2024	$2,707	$22,480	$25,187
Distributions	—	(916)	(916)
Share-based compensation expense	8	—	8
Foreign currency translation	—	9	9
Net income (loss)	4	(2,694)	(2,690)
Balance March 31, 2024	$2,719	$18,879	$21,598
Distributions	—	(6,832)	(6,832)
Share-based compensation expense	8	—	8
Foreign currency translation	—	4	4
Redemption of non-controlling interest	—	(585)	(585)
Net income (loss)	40	6,871	6,911
Ending balance June 30, 2024	$2,767	$18,337	$21,104

Non-controlling Interest - BitAccess

In July 2021, the Company obtained a controlling interest in BitAccess Inc. in a business combination. The un-affiliated interest in BitAccess Inc. is reported as non-controlling interests in the accompanying consolidated financial statements. As of both June 30, 2025 and December 31, 2024, the non-controlling interest ownership was 17.86%.

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

Non-controlling Interest - BT HoldCo

As a result of the Up-C Restructuring transaction, income attributable to BT HoldCo of $6.4 million was apportioned through the date of the transaction. As of May 30, 2025, there is no longer a balance in non-controlling interests in BT HoldCo. See Note 2a for further discussion of the Up-C Restructuring.

(12) Cryptocurrencies

Cryptocurrency transactions

The following tables present additional information about the cost basis and fair value of cryptocurrencies, including those allocated to the Company's treasury strategy (in thousands, except units):

Cryptocurrency Inventory (1)	June 30, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Carrying Value
Bitcoin (BTC)	7.58	$806	$814	$949

(1) As of June 30, 2025 and December 31, 2024, the Company had an insignificant amount of Ethereum.

Cryptocurrency Investments	June 30, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Carrying Value
Bitcoin (BTC)	100.35	$9,095	$10,749	$561

Cryptocurrency investment balance is classified as a short-term asset due to anticipation that the assets will be used to provide short-term liquidity.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2025 and December 31, 2024, the Company had $2.7 million and $2.2 million due to liquidity providers related to Bitcoin purchased during the period. These amounts are paid in cash, generally within one week from which the expenses are incurred and are presented within “Accrued expenses and other current liabilities” on the Consolidated Balance Sheet.

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

On March 26, 2024, the Company entered into an amendment to the Amended and Restated Note (the “Second Amended and Restated Note”) dated June 23, 2023 to provide an additional $15.7 million in principal financing. This amendment increased the aggregate principal amount of the term loan facility to $35.6 million which consists of $19.9 million which was outstanding under the original loan and $15.7 million in additional principal resulting in net cash flow of $15.2 million related to the amendment. The Company accounted for the Second Amended and Restated Note as an extinguishment of debt in accordance with ASC 470, Debt. As such, the Company recognized the outstanding deferred financing costs of $3.2 million as a loss on extinguishment of debt in interest expense on the Consolidated Statements of Income which consisted of a $2.7 million write off unamortized deferred loan costs and $0.5 million in loan origination fees related to the amendment.

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

In the second quarter of 2025, the Company made an early repayment towards the outstanding loan amount, resulting in a reduction in the outstanding loan amount of $5.0 million. The early repayment did not result in any other changes to the loan and the maturity date remains December 15, 2027.

Other Debt

Kiosk Profit Share Franchise Arrangements

During the three and six months ended June 30, 2025, the Company entered into three and five kiosk franchise profit sharing arrangements, respectively. Under the terms of the agreements, the third parties receive a share in the profits generated by a group of specifically identified kiosks for a specified period of time. As a result of consideration received up front, the Company determined these arrangements were accounted for as debt in accordance with ASC 470, Debt. The Company recorded debt of $15.1 million and $20.7 million during the three and six months ended June 30, 2025, respectively, as a result of these franchise profit sharing arrangements, maturing in March, April, June and August of 2033, with principal and interest paid monthly via profit sharing payments.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Equipment Financing

During the year ended December 31, 2024, the Company entered into five 36-month collateralized term loans for a total amount of $2.6 million to facilitate the purchase of BTM kiosks. In accordance with the term loans, the kiosks are collateral for the loans. The loans are subject to annual interest rates between 16.86% and 17.42%, with interest and principal payments due monthly.

Notes payable consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	Notes Payable as of June 30, 2025			Notes Payable as of December 31, 2024
	Credit Agreement	Other Debt	Total	Credit Agreement	Other Debt	Total
Credit agreement	$22,338	$—	$22,338	$33,338	$—	$33,338
Other debt	—	41,099	41,099	—	19,801	19,801
Plus: exit fee due upon repayment of debt	3,098	—	3,098	3,098	—	3,098
Total notes payable principal outstanding	25,436	41,099	66,535	36,436	19,801	56,237
Less: unamortized deferred financing costs	(528)	—	(528)	(758)	—	(758)
Total notes payable	24,908	41,099	66,007	35,678	19,801	55,479
Less: current portion of notes payable	(7,000)	(1,757)	(8,757)	(4,733)	(1,289)	(6,022)
Notes payable, non-current	$17,908	$39,342	$57,250	$30,945	$18,512	$49,457

At June 30, 2025, aggregate future principal payments are as follows (in thousands):

	Aggregate Future Principal Payments at June 30, 2025
	Credit Agreement	Other Debt	Total
Remainder of 2025	$3,500	$827	$4,327
2026	7,063	2,495	9,558
2027	14,873	2,931	17,804
2028	—	3,387	3,387
2029	—	4,827	4,827
Thereafter	—	26,632	26,632
Total	$25,436	$41,099	$66,535

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

	Series A Preferred	Class A	Class B	Class E	Class M	Class O	Class V
Shares authorized	50,000,000	800,000,000	20,000,000	2,250,000	300,000,000	800,000,000	300,000,000
Shares outstanding	—	25,250,155	—	—	41,193,024	—	—
Par value	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001

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

In December 2024, the BT HoldCo Founder Preferred Units were converted into BT HoldCo Common Units in connection with the payment of a $29 million distribution to the holders of the Founder Preferred Units. During the three months ended March 31, 2025, the holders of the Series A Preferred Stock exercised their option to convert the Series A Preferred Stock for Class A Common Stock on a 1:1 basis. In conjunction with the conversion of the Series A Preferred Stock, the BT HoldCo Preferred Units were automatically converted into BT HoldCo Common Units. The conversion of the outstanding BT HoldCo Preferred Units triggered the automatic conversion of the Class E Common Stock into Class A Common Stock. As of the three months ended March 31, 2025, all shares of Class E common stock have been converted to Class A common stock.

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

Earnouts

In addition to the Sponsor Earnout Shares described above that have all previously been converted into Class A common stock, BT HoldCo also issued (“the BT HoldCo Earnout Units”), of which 1,075,061 were issued to the Company and 15,000,000 were issued to BT Assets. During the three months ended March 31, 2025, all 1,075,061 shares issued to the Company converted to BT HoldCo common units. On May 30, 2025, pursuant to the Up-C Restructuring, the 15,000,000 BT HoldCo Earnout Units issued to BT Assets were replaced with 15,000,000 BT HoldCo Contingent Equity Rights with substantially the same economics and vesting terms.

During the six months ended June 30, 2025, the market price of the Company's Class A common stock did not exceed the required price per share. Additionally, in accordance with the earnout provisions, the market price of the Company's Class A common stock did not exceed $12.00 per share for any 10 trading days within any consecutive 20 trading day period after the Merger to achieve the 1st vesting hurdle.

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

During the six months ended June 30, 2024, the Company repurchased 69,976 shares at a total cost of $0.2 million with an average cost per share of $2.26.

From the date of authorization through program expiration on June 30, 2024, 190,620 shares of the Company's Class A common stock had been repurchased with a total cost of $0.4 million.

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

On July 1, 2025, the Company terminated its original At Market Issuance Sales Agreement (the “Original ATM Equity Offering”), pursuant to which the Company was permitted to sell, from time-to-time, shares of its Class A common stock, par value $0.0001 per

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

share. The Original ATM Equity Offering was capped at a total sale amount of $25 million because at the time of filing the Company was subject to the “Baby Shelf” rules which limited sales to one-third of the unaffiliated market cap of the Company. The recent increase in the Company’s stock price has changed the Company’s SEC filing status and it is no longer subject to the “Baby Shelf” rules. As a result, the Company filed a new registration statement that provides for the sale of up to $100 million of a variety of equity securities, including a new $50 million ATM Equity Offering program.

During the three and six months ended June 30, 2025 the Company sold 2,321,402 and 2,920,330 shares of its Class A common stock for net proceeds of $11.0 million and $12.0 million, respectively. As of June 30, 2025, $38.0 million of our ATM Equity Offering program remained available for issuance.

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

Up-C Restructuring

On May 30, 2025, the Company consummated the Up-C Restructuring in which 41,193,024 shares of the Company’s Class V common stock were exchanged for 41,193,024 shares of the Company’s Class M common stock. See Note 2a for discussion on Up-C Restructuring.

(15) Income Taxes

As noted in Note 2, in regards to the Up-C Restructuring, on May 30, 2025, the Company entered into and consummated the transactions contemplated by the Agreement and Merger Agreement with BT Assets, Mr. Brandon Mintz, the Company’s Founder and Chief Executive Officer, BD Investment Holdings LLC, a Delaware limited liability company, BD Investment Holdings II LLC, a Delaware limited liability company, BT HoldCo, BCD Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of the Company, and BCD Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company, resulting in, among other things, BT HoldCo becoming a wholly owned subsidiary of the Company, which is a C-Corporation for federal tax purposes. This transaction described above was stepped together as a single-tax-free reorganization pursuant to Section 368(a)(1)(A) for federal income tax purposes.

The effective tax rate for the six months ended June 30, 2025 and 2024, respectively was (9.65%) and 51.97%. During the six months ended June 30, 2025 and 2024, the Company recognized income tax (expense) of $(2.6) million and $(0.1) million, respectively, on its share of pre-tax book income (loss), of which $(0.2) million and $0.3 million was attributed to non-controlling interest.

BitAccess Inc. and Express Vending, Inc. are taxed as Canadian corporations. BTM AUS Pty Ltd is taxed as an Australian corporation. For the six months ended June 30, 2025, and 2024, there was no activity for Mintz Assets, Inc., BitAccess Inc. and Digital Gold. As such, there were no federal income taxes for these entities.

NZ BTM Ltd. is taxed as an New Zealand corporation. UK BTM LTD is taxed as a UK corporation. HK BTM Limited is taxed as a Hongkong corporation. There was de minimis activities for these entities and thus no federal income taxes for these entities.

The effective tax rate differs from the statutory U.S. federal rate of 21.0% primarily due to the income or loss not being taxed due to the income and loss flowing through to its partners pre the Merger Agreement, differences related to the foreign operations, the recognition of the deferred balances of BT HoldCo from the Merger Agreement, and release of valuation allowance for the Company’s outside basis in BT HoldCo from the Merger Agreement.

As of June 30, 2025, management determined based on applicable accounting standards and the weight of all available evidence, it was more likely than not that the Company will realize its deferred tax assets based on the Company’s historical profitability. Additionally, the Company has released the previously established valuation allowance with respect to its deferred tax asset related to

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

its investment in BT HoldCo as of June 30, 2025. As a result of the Up-C Restructuing, BT HoldCo’s inside basis cumulative timing differences will shift to the Company and the outside basis differences at the Company would become the inside basis differences of BT HoldCo. The revaluation between the inside and outside basis difference of the cumulative temporary differences was booked as a discrete item through tax expense.

Additionally, the Company has an uncertain tax position of $1.0 million due to state tax filings. The Company plans to settle open filings during 2025.

Tax Receivable Agreement

Upon the completion of the Merger, Bitcoin Depot is party to the Tax Receivable Agreement (“TRA”). Under the terms of that agreement, Bitcoin Depot generally will be required to pay BT Assets 85% of the tax savings, if any, that Bitcoin Depot Inc. realizes, or in certain circumstances is deemed to realize, as a result of certain tax attributes that are created as part of and after the Merger. The payment of cash consideration to BT Assets in connection with the transaction will result in aggregate payments under the TRA of approximately $2.2 million as of March 31, 2025. This amount does not take into account any future exchanges of BT HoldCo Common Units by BT Assets pursuant to the BT HoldCo Amended and Restated Limited Liability Company Agreement. The future amounts payable, as well as the timing of any payments, under the TRA are dependent upon significant future events, including (but not limited to) the timing of the exchanges of BT HoldCo Common Units and surrender of a corresponding number of shares of Bitcoin Depot Class V common stock, the price of Bitcoin Depot Class A common stock at the time of each exchange, the extent to which such exchanges are taxable transactions, the depreciation and amortization periods that apply to any increase in tax basis resulting from such exchanges, the types of assets held by BT HoldCo, the amount and timing of taxable income Bitcoin Depot generates in the future, the U.S. federal income tax rate then applicable and the portion of Bitcoin Depot’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis. The Company has recognized a TRA liability of $0.9 million on the Consolidated Balance Sheets as of December 31, 2023. Changes in this liability will be recognized in future periods through the other income/(expense) benefit caption on the Consolidated Statements of Income, the Company initially recorded $0.7 million on September 30, 2023 through equity and an additional adjustment $0.2 million was made on December 31, 2023, which was recorded to the income statement, for a total TRA of $0.9 million.

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

On April 24, 2024, the Company acquired an aggregate of 2.9 million units in connection with an exchange with BT HoldCo (see Note 14), which resulted in an increase in the tax basis of its investment in BT HoldCo subject to the provisions of the Tax Receivable Agreement. The Company also recorded an additional liability of $1.3 million for the TRA payments due to the redeeming members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the exchange of units, after concluding it was probable that such TRA payments would be paid based on estimates of future taxable income. No payments were made to the members of BT HoldCo pursuant to the Tax Receivable Agreement in 2024 or 2023.

On May 30, 2025, the Company and BT Assets agreed to terminate the Tax Receivable Agreement, dated as of June 30, 2023, by and among the Company, BT HoldCo and BT Assets. As consideration for the termination of the Tax Receivable Agreement, the Company made a cash payment to the former stockholders of BT Assets (including Mr. Mintz and his affiliated entities) in the amount of $8.4 million. The Company derecognized the Tax Receivable Agreement to Additional paid-in capital as a result of the transaction being accounted for as a common control transaction. The Company currently has no Tax Receivable Agreement liability on the balance sheet.

Tax Legislation

On July 4, 2025, President Donald Trump signed into law the reconciliation tax bill, commonly referred to as the “One Big Beautiful Bill Act” (OBBBA), which constitutes the enactment date under U.S. GAAP. Key corporate tax provisions of the OBBBA include the restoration of 100% bonus depreciation for property acquired and placed in service after January 19, 2025 and increases the Section 179 expensing limit, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(R&E) expenditures and the capability to accelerate the remaining unamortized domestic R&E costs from tax years 2022 though 2024, modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII), amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements.

Under U.S. GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Accordingly, the impact of the OBBBA will be reflected in the Company’s financial statements for the third quarter of 2025. The Company is currently assessing the impact of the OBBBA and, based on preliminary analysis, our annual effective tax rate (AETR) may change by approximately (3.94%) in the third quarter as a result of the Company being able to utilize the immediate expensing of previously capitalized domestic R&E expenditures.

(16) Share-Based Compensation

BitAccess:

BitAccess maintained a stock option plan for its employees under the Amended and Restated Stock Option Plan, (the “BitAccess Plan”). Pursuant to BitAccess Plan agreement, awards of stock options and restricted stock units (“BitAccess RSUs”) were permitted to be made to employees and shareholders of BitAccess. As of June 30, 2025, all awards under the BitAccess Plan had been issued.

The options under the BitAccess Plan generally vest over a two-year period following the one-year anniversary of the date of grant and expire not more than 10 years from the date of grant.

Options

A summary of the BitAccess Plan’s stock option activity and related information is as follows:

	Amount or number of options	Weighted-average exercise price	Weighted-average remaining contractual term	Weighted-average grant-date fair value
Outstanding at January 1, 2025	43,780	$2.86	7.60	$3.09
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at June 30, 2025	43,780	$2.86	7.10	$3.09
Vested and exercisable at June 30, 2025	27,667	$2.86	7.02	$3.04

	Amount or number of options	Weighted-average exercise price	Weighted-average remaining contractual term	Weighted-average grant-date fair value
Outstanding at January 1, 2024	43,780	$2.86	8.60	$1.21
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at June 30, 2024	43,780	$2.86	8.35	$3.09
Vested and exercisable at March 31, 2024	15,235	$—	—	$0.80

2023 Omnibus Incentive Plan

Pursuant to the Incentive Plan the Board is authorized to grant awards of Class A common Stock, incentive stock options, non statutory stock options, RSUs and restricted stock in an aggregate amount up to 6,029,445 shares of Class A common stock to eligible recipients, as defined in the Incentive Plan. The Company recognized $0.7 million and $1.1 million of share-based compensation expense during the three and six months ended June 30, 2025. respectively. The Company recognized $1.7 million and $2.6 million of

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

share-based compensation expense during the three and six months ended June 30, 2024, respectively. Share-based compensation expense is included within selling and administrative expenses in the Consolidated Statements of Income.

PSUs

During the six months ended June 30, 2025, the Company's Compensation Committee determined that the performance targets were not met and no performance-based RSUs ("PSUs") were granted. No awards were required for approval during the six months ended June 30, 2025. The Company had no unrecognized compensation expense associated with PSUs as of June 30, 2025.

Time-based RSUs

During the three and six months ended June 30, 2025, the Company granted 1,677,114 and 1,685,053 time-based RSUs, respectively. During the three and six months ended June 30, 2024, the Company granted 1,032,447 and 1,037,286 time-based RSUs, respectively. These RSUs vest one-third on the first anniversary of the grant date and in equal quarterly installments over the next two years.

For these time-based RSUs, the Company recognized stock-based compensation in the Consolidated Statement of Stockholders' (Deficit) Equity as Additional Paid-In Capital and stock-based compensation expense on the Consolidated Statements of Income during the three and six months ended June 30, 2025 of $0.6 million and $1.0 million, respectively, and $0.6 million and $1.5 million during the three and six months ended June 30, 2024, respectively. The Company had unrecognized compensation expense associated with time-based RSUs of $3.7 million and $2.4 million as of June 30, 2025 and December 31, 2024, respectively. RSU and PSU award activity for the three and six months ended June 30, 2025 and 2024 is as follows:

	Amount of RSUs	RSU Weighted-average grant date fair value
Outstanding at January 1, 2025	1,624,687	$2.40
Granted	1,685,053	$1.50
Vested	(447,636)	$2.44
Forfeited	(209,652)	$1.97
Outstanding at June 30, 2025	2,652,452	$1.86

	Amount of RSUs	RSU Weighted-average grant date fair value
Outstanding at January 1, 2024	1,352,085	$3.59
Granted	1,037,286	$1.90
Vested	(206,072)	$3.58
Forfeited	(55,481)	$2.95
Outstanding at June 30, 2024	2,127,818	$2.78

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

The share-based compensation expense related to Class A shares has been attributed entirely to Bitcoin Depot Inc. for purposes of the net income (loss) per share calculation within the Consolidated Statements of Income. Additionally, for purposes of the net income (loss) per share calculation, because such amounts pertain to compensation expense that do not affect the net assets of BT HoldCo

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

available for liquidation, they are not further attributed to the non-controlling interest holders under the HLBV method described in Note 11.

Management determined that EPS for periods prior to the Merger was not considered meaningful due to the complexities of determining the weighted average stock outstanding as a result of the recapitalization. Accordingly, the computation of loss per share and weighted average common stock outstanding has only been presented for the period from the date of transaction close through June 30, 2025, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Bitcoin Depot Inc. - basic and diluted	$6,070	$(2,561)	$10,264	$(4,099)
Denominator:
Weighted average common stock outstanding - basic and diluted	37,541,637	19,432,011	29,406,538	18,016,761
Net income (loss) per share - Bitcoin Depot Inc.	$0.16	$(0.13)	$0.35	$(0.23)

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	June 30, 2025	December 31, 2024
PubCo Warrants - Public and Private	43,848,750	43,848,750
PubCo Class E Common Stock - Earnouts Units	—	1,075,761
BT OpCo Exchangeable Non-Controlling Interest(1) (2)	—	44,093,024
BT OpCo Earnouts Units(1)	15,000,000	15,000,000
2023 Incentive Plan RSU awards	2,652,452	1,624,687

(1)
Held at BT Assets and exchangeable into Class A common stock of the Company or cash upon the occurrence of certain conditions.
(2)
Held at BT Assets and can be exchanged into Class A common stock of the Company.

(18) Leases

Floorspace leases

The Company has obligations as a lessee for floorspace. Generally, these lease arrangements meet the short-term lease criteria when the floorspace leases are cancellable by the Company upon notice of 30 days or less. Accordingly, for the leases that are cancellable, the Company has elected and applied the practical expedient that allows the Company to recognize short-term lease payments on a straight-line basis over the lease term on the Consolidated Statements of Income. For those floorspace leases that have a noncancellable term greater than 12 months, the Company records ROU assets and lease liabilities and presents them as operating leases. The Company recognized right of use assets and a lease liability of $0.0 million for the three and six months ended June 30, 2025, and $2.2 million for the year ended December 31, 2024 as a result of the non-cash transaction related to floorspace operating leases.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the year ended December 31, 2024, the Company entered into lease agreements for the lease of 1,186 new BTMs. The leases have noncancellable lease terms ranging from 24 months to 36 months. The Company will acquire the assets for a bargain purchase price of $1 at the end of their terms. Due to the bargain purchase option, the Company classified the new leases as a finance lease. The Company recognized right of use assets and a lease liability of $3.4 million for the year ended December 31, 2024 as a result of the non-cash transaction related to the finance leases. No new BTM kiosk lease agreements have been entered into during the six months ended June 30, 2025.

The components of the lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Finance lease expense:
Amortization of right-of-use-assets	$355	$1,324	$725	$2,585
Interest on lease liabilities	182	364	400	739
Total finance lease expense	537	1,688	1,125	3,324
Operating lease expense	289	261	596	361
Short-term lease expense	9,582	8,919	18,636	17,395
Total lease expense	$10,408	$10,868	$20,357	$21,080

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other information:
Operating cash flows used for finance leases	$(194)	$(365)	$(426)	$(768)
Operating cash flows used for operating leases	$(313)	$(291)	$(651)	$(409)
Financing cash flows used for finance leases	$(828)	$(2,297)	$(1,673)	$(4,193)

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term - finance leases	1.3 years	1.7 years
Weighted-average remaining lease term - operating leases	2.6 years	3.0 years
Weighted-average discount rate - finance leases	18.2%	18.2%
Weighted-average discount rate - operating leases	17.0%	16.9%

Maturities of the lease liability under the noncancellable operating leases as of June 30, 2025 are as follows (in thousands):

Operating Leases
Remainder of 2025	$537
2026	1,074
2027	568
2028	331
2029	57
Thereafter	—
Total undiscounted lease payments	2,567
Less: imputed interest	(481)
Total operating lease liability	2,086
Less: operating lease liabilities, current	(795)
Operating lease liabilities, net of current portion	$1,291

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Maturities of the lease liability under the noncancellable finance leases as of June 30, 2025 are as follows (in thousands):

Finance Leases
Remainder of 2025	$2,056
2026	1,753
2027	384
Total undiscounted lease payments	4,193
Less: imputed interest	(460)
Total finance lease liability	3,733
Less: current installments of obligations under finance leases	(3,061)
Obligations under finance leases, excluding current installments	$672

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

Bitcoin Depot does not believe the allegations made against it are valid and intends to vigorously defend against them. The range of potential loss related to the identified claim is between $0 and $23.0 million, the amount of damages that Canaccord is seeking in the lawsuit. The additional costs mentioned in the claim are not able to be estimated at this time. The discovery phase of the litigation involving documentary productions and oral examinations is largely completed. A mediation of the dispute was held on April 14, 2025 and the parties did not agree on a resolution to the dispute and the matter is currently awaiting scheduling for a pre-trial conference and a trial.

On February 26, 2025, Lux Vending, LLC and Bitcoin Depot Operating, LLC (the “Company”) were served with a civil complaint from the Attorney General of the State of Iowa (the “Iowa AG”) in connection with a suit filed against us by the Iowa AG, on behalf of the state of Iowa, in the Iowa District Court for Polk County. The complaint alleges that both subsidiaries violated certain provisions of the Iowa Consumer Fraud Act as a result of Bitcoin withdrawals made from our ATMs being used by our customers to make payments under a variety of fraudulent schemes. The complaint further alleges that the defendants should have known that the purpose of these withdrawals was to make payment under such schemes and that the defendants should have taken additional steps to protect its customers. The complaint is seeking a preliminary and permanent injunction against the subsidiaries from either operating in Iowa or further violating the Iowa Consumer Fraud Act as well as monetary penalties. The IA AG has not sought or been granted injunctive relief. The Company filed its Answer on April 17, 2025. The Company served its discovery requests to the IA AG and their responses are July 23, 2025. Due to a system issue, the IA AG requested an extension to provide its discovery response which the

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Company received July 30, 2025. The IA AG has not yet served its discovery request on the Company.

On August 5, 2025, Bitcoin Depot, Inc. (the “Company”) received notice that a class action lawsuit was filed in the U.S. District Court for the Northern District of Georgia. The complaint, brought by a Georgia resident on behalf of a proposed nationwide class and Georgia subclass, alleges that the Company failed to adequately safeguard, monitor, and protect the personally identifiable information (“PII”) of approximately 27,000 customers, which was allegedly compromised in a data breach discovered in June 2024 and disclosed to impacted individuals in July 2025.

The complaint asserts eight causes of action, including negligence, negligence per se (based on alleged violations of FTC guidelines), invasion of privacy, breach of implied contract, unjust enrichment, breach of fiduciary duty, and violations of Georgia’s Uniform Deceptive Trade Practices Act and attorneys’ fees statute. The plaintiff seeks actual and compensatory damages, equitable and injunctive relief, credit monitoring for at least three years, restitution, disgorgement, punitive damages, attorneys’ fees, and class certification.

The Company has not yet been formally served with the complaint and is in the process of engaging counsel.

In 2025, thirteen states have passed legislation to regulate use of virtual currency kiosks, with these laws either already in effect or slated to become law this year. We cannot predict the full impact these laws, or any similar pending or future legislation, may have on our financial condition or results of operations, nor can we predict the likelihood of such bills becoming law. The new laws are largely consistent with what was reported in our most recent 10-K, see Part I, Item 1A, “Risk Factors - Risks Related to Government Regulation and Privacy Matters - The digital financial system is novel. As a result, policymakers are just beginning to consider what a regulatory regime for cryptocurrencies should look like and the elements that would serve as the foundation for such a regime. If we are unable to effectively react to future proposed legislation and regulation of cryptocurrencies or cryptocurrency businesses, our business, operating results, and financial condition could be adversely affected.” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

(20) Subsequent Events

On July 4, 2025, the One Big Beautiful Bill was enacted, introducing significant and wide-ranging changes to the U.S. tax system as previously noted in Footnote 15. Under U.S. GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Accordingly, the impact of the OBBBA will be reflected in the Company’s financial statements for the third quarter of 2025. The Company is currently assessing the impact of the OBBBA and, based on preliminary analysis, our annual effective tax rate (AETR) may change by approximately 394 bps in the third quarter as a result of the Company being able to utilize the immediate expensing of previously capitalized domestic R&E expenditures.

On July 1, 2025, the Company received the Notice of Effectiveness for the Company's revised S-3 filing and ATM Equity Offering as discussed in Note 14.

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

As of June 30, 2025, our offerings included approximately 8,978 BTMs in retail locations throughout the U.S., Canada and Australia, our BDCheckout product, which is accepted at approximately 7,022 retail locations, and our mobile app. We maintain a leading position among cash-to-Bitcoin BTM operators in the U.S. and Canada.

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

Bitcoin Depot’s largest BTM deployment as of June 30, 2025 is with Circle K, a convenience store chain of over 9,000 stores in North America and over 5,000 stores in Europe and other international markets. We are the exclusive provider and operator of BTMs for Circle K in the U.S. and Canada, and as of June 30, 2025 we have installed our BTMs in approximately 800 Circle K stores. We also have kiosks deployed in other convenience stores, gas stations, grocery stores, pharmacies, and shopping malls.

Cryptocurrencies

Our revenues, $336.3 and $301.6 million for the six months ended June 30, 2025 and 2024, respectively, have not been correlated to the price of Bitcoin historically, even in light of volatile Bitcoin prices. For example, our revenue during the trailing twelve months ended June 30, 2025 declined by 3.2% compared to the same period ended June 30, 2024, while the market price of Bitcoin increased by 70.5% during the same period. Based on our own user surveys, a majority of our users use our products and services for non-speculative purposes, including money transfers, international remittances, and online purchases, among others.

We use a sophisticated Bitcoin management process to reduce our exposure to volatility in Bitcoin prices by maintaining a relatively low balance (typically less than $1.0 million) of Bitcoin at any given time specifically for revenue-generating operations, which we believe differentiates us from our competition. Our typical practice is to purchase Bitcoin through a liquidity provider such as Cumberland DRW or Abra. We replenish our Bitcoin only through purchases from leading Bitcoin liquidity providers and do not engage in any mining of Bitcoin ourselves. Our sophisticated replenishment process enables us to satisfy our users’ Bitcoin purchases with our own Bitcoin holdings yet maintain relatively small balances of Bitcoin to effectively manage our principal risk related to our operations. There are two main components of the working capital required in our operations. On the Bitcoin side, we maintain Bitcoin in our hot wallets to fulfill orders from users while we are automatically placing orders with liquidity providers and exchanges to replenish the Bitcoin we have sold to users. The second component to working capital is the cash that accumulates in the BTM kiosks. As users insert cash into the BTM kiosks, cash accumulates until armored carriers collect the cash and process it back to our bank accounts. We typically maintain a variable level of cash in the BTM kiosks at all times. Cash in BTM kiosks as of June 30, 2025 was approximately 34.4% of average monthly revenues for the trailing twelve months ended June 30, 2025.

In June 2024, the Company began allocating a portion of its cash reserves to Bitcoin. As of June 30, 2025 and December 31, 2024, the Company held approximately $10.7 million and $0.6 million, respectively, of Bitcoin allocated to its treasury strategy.

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

In 2025, thirteen states have passed legislation to regulate use of virtual currency kiosks, with these laws either already in effect or slated to become law this year. We cannot predict the full impact these laws, or any similar pending or future legislation, may have on our financial condition or results of operations, nor can we predict the likelihood of such bills becoming law. The new laws are largely consistent with what was reported in our most recent 10-K, see Part I, Item 1A, “Risk Factors - Risks Related to Government Regulation and Privacy Matters - The digital financial system is novel. As a result, policymakers are just beginning to consider what a regulatory regime for cryptocurrencies should look like and the elements that would serve as the foundation for such a regime. If we are unable to effectively react to future proposed legislation and regulation of cryptocurrencies or cryptocurrency businesses, our business, operating results, and financial condition could be adversely affected.” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

	Three Months Ended
	June 30	March 31	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
	2025		2024				2023
Installed kiosks (at period end)	8,978	8,483	8,457	8,304	8,068	7,061	6,334	6,404	6,351	6,441
Kiosks held with logistics providers	1,736	2,314	2,117	2,506	758	587	898	842	981	891
Returning user transaction count	5.6	6.3	6.3	7.3	7.1	7.7	8.3	9.1	9.2	10.0
New user count	25,007	23,426	22,490	20,818	20,971	20,689	22,229	27,685	30,710	32,260
Median kiosk transaction size (in $)	300	300	280	250	230	205	200	200	200	200
Lifetime value	5,221	5,146	5,065	5,022	4,960	4,838	4,755	4,659	4,539	4,387

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

Kiosks Held with Logistics Providers

This metric includes kiosks held with our logistics providers, the manufacturer, or kiosks that are in-transit to new locations, which we believe will result in higher transaction volume and revenue per kiosk once deployed.

Returning User Transaction Count

This metric provides an indicator of user retention and our competitive advantage relative to our peers, as well as the trajectory of cryptocurrency adoption, and allows us to make strategic decisions. We define returning user transaction count as the average number of aggregate transactions completed at any kiosk in the four quarters trailing the quarter in which a given user’s first transaction occurred, measured only for users who complete more than one transaction. For example, as of June 30, 2025, users who first transacted at one of our kiosks during the three months ended June 30, 2024 and who subsequently completed a second transaction completed an average of 5.6 transactions over the twelve months following their initial transaction.

New User Count

This metric Provides an indication of the effectiveness of our advertising and marketing efforts. We define new user count as the number of users who complete their first transaction during the quarter reported.

Median Kiosk Transaction Size

This metric provides information to analyze user behavior as well as evaluate our performance and formulate financial projections. We calculate median kiosk transaction size based on the dollar value of all purchases and sales of Bitcoin at our kiosks, including transaction fees, during the rolling twelve month period.

Lifetime Value

This metric provides information to analyze user behavior as well as evaluate our performance and formulate financial projections. We define customer lifetime value as the average cumulative dollar value of all purchases by users acquired from inception through the current quarter. For example, as of June 30, 2025, users who have completed at least one transaction between 2016 and June 30, 2025 have transacted a total of $5,221 on average.

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

Components of Results of Operations

Revenue

We generate substantially all of our revenue from the cash paid by customers to purchase Bitcoin from our kiosks. For example, approximately 99.9% of our revenue in the three months ended June 30, 2025 was derived from the sale of our cryptocurrency, including the markup at which we sell cryptocurrency to users (which can vary between BDCheckout and BTM kiosks) and a separate flat transaction fee. These user-initiated transactions are governed by terms and conditions agreed to at the time of each point-of-sale transaction and do not extend beyond the transaction.

For the periods presented, the markup percentage for BTM kiosk transactions ranged between 15% and 50%, of the USD amount of the transaction with such markup rates historically having been, and continuing to be, subject to fluctuation as a result of our ongoing price strategy testing. The markup percentage for BDCheckout transactions has been 15% since the rollout of this type of transaction in 2022. Finally, the Company receives a commission as a percentage for our website transactions which was 12.0% through June 30, 2025. Markup percentages are determined by examining user transaction patterns in various geographic locations, based on ongoing markup rate testing, with the ultimate aim of optimizing profitability, growth and user base.

For each Bitcoin transaction on our kiosks and within BDCheckout, the cryptocurrency price displayed to users includes the exchange rate at which we sell Bitcoin to users as well as a separate flat transaction fee. As of June 30, 2025, we charge (i) a flat $3.00 fee on all transactions at BTM kiosks, which generally corresponds to the costs underlying such transactions and (ii) a flat $3.50 fee on BDCheckout transactions, which is what our payment provider, InComm, charges us to facilitate transactions using InComm’s network.

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

Results of Operations

Comparison between Three Months Ended June 30, 2025 and Three Months Ended June 30, 2024

The following table sets forth selected historical operating data for the periods indicated (unaudited):

	Three Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change

Statements of Income Information:
Revenue	$172,108	$163,066	$9,042	5.5%
Cost of revenue (excluding depreciation and amortization reported separately below)	139,382	136,708	2,674	2.0%
Operating expenses
Selling, general and administrative	15,109	15,762	(653)	(4.1)%
Depreciation and amortization	1,869	2,992	(1,123)	(37.5)%
Total operating expenses	$16,978	$18,754	$(1,776)	(9.5)%
Income from operations	$15,748	$7,604	$8,144	107.1%
Other income (expense)
Interest (expense)	(4,726)	(2,880)	(1,846)	64.1%
Other income (expense)	2,330	34	2,296	6,752.9%
Income (loss) on foreign currency transactions	133	(138)	271	(196.4)%
Income before provision for income taxes and non-controlling interest	13,485	4,620	8,865	191.9%
Income tax (expense)	(1,162)	(270)	(892)	330.4%
Net (loss) income	$12,323	$4,350	$7,973	183.3%
Net income attributable to non-controlling interest	$6,253	$6,911	$(658)	(9.5)%
Net income (loss) attributable to common stockholders	$6,070	$(2,561)	$8,631	(337.0)%

Revenue

Revenue increased by $9.0 million, or 5.5% for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 primarily due to an increase in total kiosks in operation during 2025, and an increase in the median transaction size.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue (excluding depreciation and amortization) increased by $2.7 million, or 2.0% for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to the increase in transaction volume.

The following table sets forth the components of the cost of revenue (excluding depreciation and amortization) for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Cryptocurrency Expenses	$123,263	$121,759	$1,504	1.2%
Floorspace Leases	9,813	9,120	693	7.6%
Kiosk Operations	6,306	5,829	477	8.2%
Total of Cost of Revenue (excluding Depreciation and Amortization)	$139,382	$136,708	$2,674	2.0%

Floorspace Leases

Our floorspace lease expenses increased by $0.7 million, or 7.6% for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was attributable to the growth in active kiosks deployed in 2025 as compared to the same period of the prior year.

Kiosk Operations

Our kiosk operations costs increased by $0.5 million or 8.2% for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. Our kiosk operations consisted of armored cash collection, bank fees, software costs, insurance and repair and maintenance. The increase in kiosk operations costs was attributable to the growth in active kiosks deployed in 2025 as compared to the same period of the prior year.

Operating expenses

Selling, general and administrative expenses decreased by $0.7 million, or 4.1% for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was driven by lower share-based compensation and insurance expenses, partially offset by increased indirect taxes and fees for professional services incurred in the first quarter of 2024 compared to the same period in 2025.

Other (expense) income

Other expenses decreased by $0.7 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily driven by the recognition of a $2.3 million unrealized gain on Bitcoin held for investment, partially offset by increased interest expense.

Comparison between Six Months Ended June 30, 2025 and Six Months Ended June 30, 2024

The following table sets forth selected historical operating data for the periods indicated (unaudited):

	Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change

Statements of Income Information:
Revenue	$336,334	$301,605	$34,729	11.5%
Cost of revenue (excluding depreciation and amortization reported separately below)	270,473	257,995	12,478	4.8%
Operating expenses
Selling, general and administrative	28,549	29,368	(819)	(2.8)%
Depreciation and amortization	3,766	5,939	(2,173)	(36.6)%
Total operating expenses	$32,315	$35,307	$(2,992)	(8.5)%
Income from operations	$33,546	$8,303	$25,243	304.0%
Other income (expense)
Interest (expense)	(7,794)	(7,824)	30	(0.4)%
Other income	1,241	40	1,201	3,002.5%
Income (loss) on foreign currency transactions	120	(265)	385	(145.3)%
Income before provision for income taxes and non-controlling interest	27,113	254	26,859	10,574.4%
Income tax (expense)	(2,614)	(132)	(2,482)	1,880.3%
Net income	$24,499	$122	$24,377	19,981.1%
Net income attributable to non-controlling interest	14,235	4,221	10,014	237.2%
Net income (loss) attributable to common stockholders	$10,264	$(4,099)	$14,363	(350.4)%

Revenue

Revenue increased by $34.7 million, or 11.5% for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to an increase in total kiosks in operation during 2025, and an increase in the median transaction size.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue (excluding depreciation and amortization) increased by $12.5 million, or 4.8% for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to the increase in transaction volume.

The following table sets forth the components of the cost of revenue (excluding depreciation and amortization) for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Cryptocurrency Expenses	$240,508	$230,223	$10,285	4.5%
Floorspace Leases	19,130	17,656	1,474	8.3%
Kiosk Operations	10,835	10,116	719	7.1%
Total Cost of Revenue (excluding Depreciation and Amortization)	$270,473	$257,995	$12,478	4.8%

Floorspace Leases

Our floorspace lease expenses increased by $1.5 million, or 8.3% for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was attributable to the growth in active kiosks deployed in 2025 as compared to the same period of the prior year.

Kiosk Operations

Our kiosk operations costs increased by $0.7 million or 7.1% for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. Our kiosk operations consisted of armored cash collection, bank fees, software costs, insurance and repair and maintenance. The increase in kiosk operations costs was attributable to the growth in active kiosks deployed in 2025 as compared to the same period of the prior year.

Operating expenses

Selling, general and administrative expenses decreased by $0.8 million, or 2.8% for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was driven by lower insurance and share-based compensation expenses partially offset by higher legal and professional fees incurred in the six months of 2025 compared to the same period in 2024.

Other (expense) income

Other expenses decreased by $1.6 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily driven by the recognition of a $1.2 million unrealized gain on Bitcoin held for investment.

Liquidity and Capital Resources

At June 30, 2025, we had working capital of approximately $18.1 million, which included cash and cash equivalents and other current assets of approximately $62.7 million, offset by accounts payable and other current liabilities of approximately $44.5 million. We reported net income of approximately $24.5 million during the six months ended June 30, 2025.

At December 31, 2024, we had negative working capital of approximately $(6.3) million, which included cash and cash equivalents and other current assets of approximately $34.3 million, offset by accounts payable and other current liabilities of approximately $40.6 million.

During the six months ended June 30, 2025 and June 30, 2024, we had positive cash flow from operations of $26.4 million and $11.5 million, respectively.

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

The following table presents a reconciliation of revenue to Adjusted Gross Profit for the periods indicated (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue	$172,108	$163,066	$336,334	$301,605
Cost of revenue (excluding depreciation and amortization)	(139,382)	(136,708)	(270,473)	(257,995)
Depreciation and amortization excluded from cost of revenue	(1,862)	(2,976)	(3,753)	(5,857)
Gross Profit	$30,864	$23,382	$62,108	$37,753
Adjustments:
Depreciation and amortization excluded from cost of revenue	$1,862	$2,976	$3,753	$5,857
Adjusted Gross Profit	$32,726	$26,358	$65,861	$43,610
Gross Profit Margin (1)	17.9%	14.3%	18.5%	12.5%
Adjusted Gross Profit Margin (1)	19.0%	16.2%	19.6%	14.5%

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

The following table presents a reconciliation of net income to Adjusted EBITDA for the periods indicated (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$12,323	$4,350	$24,499	$122
Adjustments:
Interest expense	4,726	2,880	7,794	7,824
Income tax expense	1,162	270	2,614	132
Depreciation and amortization	1,869	2,992	3,766	5,939
Unrealized loss on cryptocurrency held for investment	(2,315)	—	(1,221)	—
Non-recurring expenses (1)	43	444	282	907
Share-based compensation	704	1,728	1,072	2,625
Adjusted EBITDA	$18,512	$12,664	$38,806	$17,549
Adjusted EBITDA margin (2)	10.8%	7.8%	11.5%	5.8%

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

On March 26, 2024, the Company entered into an amendment to the Amended and Restated Note dated June 23, 2023 (the “Second Amended and Restated Note”) to provide an additional $15.7 million in principal financing. This amendment increased the aggregate principal amount of the term loan facility to $35.6 million which consists of $19.9 million outstanding under the original loan and $15.7 million in additional principal resulting in net cash flow of $15.2 million related to the amendment. The Company accounted for the Second Amended and Restated Note as an extinguishment of debt in accordance with ASC 470, Debt. As such, the Company recognized the outstanding deferred financing costs of $3.2 million as a loss on extinguishment of debt in interest expense on the Consolidated Statements of Income which consisted of a $2.7 million write off unamortized deferred loan costs and $0.5 million in loan origination fees related to the amendment.

On March 14, 2025, the Company entered into an amendment to the Second Amended and Restated Note (“Amendment No.1 of the Second Amended and Restated Note”). Pursuant to Amendment No.1 of the Second Amended and Restated Note, the maturity date of the loans was extended from June 23, 2026 to December 15, 2027 and the amortization schedule was revised to reflect the extended maturity date.

We began entering into kiosk franchise profit sharing arrangements in 2024. Under the terms of the agreements, the third parties receive a share in the profits generated by a group of specifically identified kiosks for a specified period of time with the consideration received up front. During the three and six months ended June 30, 2025, we entered into two and four kiosk franchise profit sharing arrangements, respectively. We recorded debt of $11.6 million and $17.2 million, respectively, as a result of these franchise profit sharing arrangements, maturing in March, April, June and August of 2033, with principal and interest paid monthly via profit sharing payments.

Cash Flows

The following table presents the sources of cash and cash equivalents for the periods indicated:

	Six Months Ended June 30,
	2025	2024
Cash provided by operating activities	$26,403	$11,475
Cash (used in) investing activities	$(9,159)	$(3,190)
Cash provided by (used in) financing activities	$1,436	$5,851
Net increase in cash and cash equivalents (1)	$18,566	$14,183

(1) Includes effect of exchange rate changes on cash.

Operating Activities

Net cash provided by operating activities increased $14.9 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to a $24.4 million increase in net income driven by increased profitability in 2025.

Investing Activities

Net cash used in investing activities increased $6.0 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to a $8.4 million increase in acquisition of BTC investment.

Financing Activities

Net cash provided by financing activities decreased $4.4 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to a $7.7 million decrease in proceeds from notes payable (net of principal payments), a $2.4 million increase in partnership distributions, and $8.9 million paid in connection with the Up-C transaction, offset by $12.0 million in proceeds from equity sales.

Commitments and Contractual Obligations

As of June 30, 2025, the aggregate amount of our operating and finance lease obligations was approximately $5.8 million. As of June 30, 2025, we had no open purchase orders for kiosks.

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

In May 2025, the FASB issued ASU 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity". The ASU eliminates the presumption that the primary beneficiary of a VIE is automatically the accounting acquirer when a VIE business is obtained primarily through an exchange of equity interests. ASU 2025-03 becomes effective for annual reporting periods beginning after December 15, 2026 and is to be applied prospectively. Early adoption is permitted. The Company is still assessing the impacts to its consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2025. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, solely as a result of the material weaknesses in our internal control over financial reporting below.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bitcoin Depot does not believe the allegations made against it are valid and intends to vigorously defend against them. The range of potential loss related to the identified claim is between $0 and $23.0 million, the amount of damages that Canaccord is seeking in the lawsuit. The additional costs mentioned in the claim are not able to be estimated at this time. The discovery phase of the litigation involving documentary productions and oral examinations is largely completed. A mediation of the dispute was held on April 14, 2025 and the parties did not agree on a resolution to the dispute and the matter is currently awaiting scheduling for a pre-trial conference and a trial.

On February 26, 2025, Lux Vending, LLC and Bitcoin Depot Operating, LLC (the “Company”) were served with a civil complaint from the Attorney General of the State of Iowa (the “Iowa AG”) in connection with a suit filed against us by the Iowa AG, on behalf of the state of Iowa, in the Iowa District Court for Polk County. The complaint alleges that both subsidiaries violated certain provisions of the Iowa Consumer Fraud Act as a result of Bitcoin withdrawals made from our ATMs being used by our customers to make payments under a variety of fraudulent schemes. The complaint further alleges that the defendants should have known that the purpose of these withdrawals was to make payment under such schemes and that the defendants should have taken additional steps to protect its customers. The complaint is seeking a preliminary and permanent injunction against the subsidiaries from either operating in Iowa or further violating the Iowa Consumer Fraud Act as well as monetary penalties. The IA AG has not sought or been granted injunctive relief. The Company filed its Answer on April 17, 2025. The Company served its discovery requests to the IA AG and their responses are July 23, 2025. Due to a system issue, the IA AG requested an extension to provide its discovery response which the Company received July 30, 2025. The IA AG has not yet served its discovery request on the Company.

On August 5, 2025, Bitcoin Depot, Inc. (the “Company”) received notice that a class action lawsuit was filed in the U.S. District Court for the Northern District of Georgia. The complaint, brought by a Georgia resident on behalf of a proposed nationwide class and Georgia subclass, alleges that the Company failed to adequately safeguard, monitor, and protect the personally identifiable information (“PII”) of approximately 27,000 customers, which was allegedly compromised in a data breach discovered in June 2024 and disclosed to impacted individuals in July 2025.

The complaint asserts eight causes of action, including negligence, negligence per se (based on alleged violations of FTC guidelines), invasion of privacy, breach of implied contract, unjust enrichment, breach of fiduciary duty, and violations of Georgia’s Uniform Deceptive Trade Practices Act and attorneys’ fees statute. The plaintiff seeks actual and compensatory damages, equitable and injunctive relief, credit monitoring for at least three years, restitution, disgorgement, punitive damages, attorneys’ fees, and class certification.

The Company has not yet been formally served with the complaint and is in the process of engaging counsel.

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

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the six months ended June 30, 2025, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

Date: August 12, 2025	By:	/s/ Brandon Mintz
	Name:	Brandon Mintz
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ David Gray
	Name:	David Gray
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)