Form 10-Q/A
period 2025-06-30
Bitcoin Depot Inc.
filed 2025-09-02
CIK 1901799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41305

Bitcoin Depot Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-3219029
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2870 Peachtree Road, Suite 327 Atlanta, GA	30305
(Address of principal executive offices)	(Zip Code)

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

Explanatory note

Bitcoin Depot Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2025 (the “Original Filing”). This Amendment is being filed to revise Part II “Item 5. Other Information” by adding disclosure regarding the adoption of a Rule 10b5-1 trading plan by each of Brandon Mintz, the Company’s CEO, and entities owned by Mr. Mintz, and Scott Buchanan, President and COO, during the quarter ended June 30, 2025, which disclosure was inadvertently omitted from the disclosure included in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s Chief Executive Officer and Chief Financial Officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

Insider Adoption or Termination of Trading Arrangements:

During the quarter ended June 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described below:

On May 31, 2025, Brandon Mintz, our Chief Executive Officer, and entities owned by Mr. Mintz, entered into a Rule 10b5-1 Plan (the “Mintz Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Mintz Plan provides for the potential sale of up to 8 million shares of the Company’s Class A Common Stock. The Mintz Plan expires on May 31, 2026, or upon the earlier completion of all the transactions authorized thereunder.

On April 8, 2025, Scott Buchanan, President and COO, entered into a Rule 10b5-1 Plan (the “Buchanan Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Buchanan Plan provides for the potential sale of up to 125,000 shares of the Company’s Class A Common Stock. The Buchanan Plan expires on June 15, 2026, or upon the earlier completion of all the transactions authorized thereunder.

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

Date: September 2, 2025	By:	/s/ Brandon Mintz
	Name:	Brandon Mintz
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: September 2, 2025	By:	/s/ David Gray
	Name:	David Gray
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)