Form 10-Q
period 2025-09-30
Bitcoin Depot Inc.
filed 2025-11-13
CIK 1901799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41305

Bitcoin Depot Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-3219029
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2870 Peachtree Road NE, Suite 327 Atlanta, GA	30305
(Address of principal executive offices)	(Zip Code)

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

As of November 11, 2025, the registrant had 35,010,936 shares outstanding of Class A common stock, par value $0.0001 per share, and 37,846,102 shares outstanding of Class M common stock, par value $0.0001 per share.

Bitcoin Depot Inc.

Quarterly Report on Form 10-Q

Forward-Looking Statements

Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business and the realization of sales from our backlog, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although these statements are based upon reasonable assumptions, they are subject to risks and uncertainties that are described more fully herein and in our Annual Report on Form 10-K for the year ended December 31, 2024, in Part I, Item 1A, “Risk Factors” and in Part I under the heading "Cautionary Notice Regarding Forward-Looking Statements", as well as in our other filings with the Securities and Exchange Commission. These risks include our ability to successfully realize the expected benefits of the business combination; our ability to operate in existing markets or expand into new jurisdictions; our ability to manage our growth effectively; litigation or investigations involving us, our agents or other contractual counterparties, or related to our operations and/or strategic transactions; our ability to continue to operate in states where we have obtained the requisite licenses to the extent that the laws and regulations of such states clearly indicate that a license is required or where state regulators have advised us that we need a license to operate; our ability to manage regulatory uncertainty in the cryptocurrency industry and maintain positive relationships with federal and state regulators; increasing legislation and regulation by state governments related to the operation of Bitcoin ATMs; our products and services may be negatively characterized by consumer advocacy groups, the media or certain federal, state and local government officials; our dependence on key business relationships with certain key suppliers of Bitcoin; our dependence on, and ability to maintain, key business relationships with store locations for our kiosks and franchise locations, and related supplies, programs, and technologies for our business on acceptable terms; the negative impact on our future results of operations of the unknown potential growth rate and demand for Bitcoin kiosks and by the slow adoption of cryptocurrency; our heavy dependency on our ability to win, maintain and renew contracts with store location partners; unfavorable macroeconomic conditions or decreased discretionary spending due to other factors such as increased interest rates, increased inflation, high fuel rates, recessions, epidemics or other public health issues, terrorist activity or threat thereof, civil unrest or other economic or political uncertainties, that could adversely affect our business, results of operations, cash flows and financial conditions; and our ability to obtain debt financing or refinance existing indebtedness on satisfactory terms, liquidity and trading of our public securities. Accordingly, we can give no assurance that we will achieve the results anticipated or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

i

Part I - Financial Information

Item 1. Financial Statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$162,482	$135,271	$498,816	$436,876
Cost of revenue (excluding depreciation and amortization)	132,357	112,853	402,830	370,848
Operating expenses:
Selling, general, and administrative	16,443	14,694	44,992	44,062
Depreciation and amortization	1,900	2,245	5,666	8,184
Total operating expenses	18,343	16,939	50,658	52,246
Income from operations	11,782	5,479	45,328	13,782
Other (expense) income:
Interest (expense), net	(4,133)	(2,907)	(11,927)	(10,731)
Other income	905	103	2,145	143
Gain (loss) on foreign currency transactions	(25)	(29)	95	(294)
Income before provision for income taxes and non-controlling interest	8,529	2,646	35,641	2,900
Income tax expense	(3,042)	(347)	(5,656)	(479)
Net income	$5,487	$2,299	$29,985	$2,421
Net (loss) income attributable to non-controlling interest	(57)	3,238	14,178	7,459
Net income (loss) attributable to common stockholders	$5,544	$(939)	$15,807	$(5,038)

Net income (loss) per share of common stock - basic and diluted	$0.08	$(0.05)	$0.37	$(0.39)
Weighted average number of common shares outstanding - basic and diluted	67,822,957	20,701,447	42,165,276	18,908,391

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	5,487	$2,299	$29,985	$2,421
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	19	(19)	(36)	(1)
Total comprehensive income	5,506	2,280	29,949	2,420
Less: Comprehensive (loss) income attributable to non-controlling interest	(57)	3,225	14,178	7,459
Comprehensive income (loss) attributable to common stockholders	$5,563	$(945)	$15,771	$(5,039)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Current:
Cash and cash equivalents	$59,266	$29,472
Cryptocurrencies	13,634	1,510
Accounts receivable	1,511	275
Prepaid expenses and other current assets	4,775	3,076
Total current assets	79,186	34,333
Property and equipment:
Furniture and fixtures	635	635
Leasehold improvements	172	172
Kiosk machines - owned	42,374	36,831
Kiosk machines - leased	8,977	10,367
Total property and equipment	52,158	48,005
Less: accumulated depreciation	(24,934)	(21,158)
Total property and equipment, net	27,224	26,847
Intangible assets, net	1,186	2,320
Goodwill	8,717	8,717
Operating lease right-of-use assets, net	2,105	2,595
Deposits	1,110	734
Deferred tax assets	5,750	4,558
Total assets	$125,278	$80,104

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2025 (unaudited)	December 31, 2024
Liabilities and Stockholders’ (Deficit) Equity
Current:
Accounts payable	$9,902	$11,557
Accrued expenses and other current liabilities	19,382	14,260
Notes payable, current portion	7,461	6,022
Income taxes payable	1,830	2,207
Deferred revenue	390	20
Operating lease liabilities, current portion	796	858
Current installments of obligations under finance leases	2,375	3,446
Other non-income tax payable	—	2,259
Total current liabilities	42,136	40,629
Long-term liabilities
Notes payable, non-current	59,717	49,457
Operating lease liabilities, non-current	1,313	1,774
Obligations under finance leases, non-current	492	1,950
Deferred income tax, net	604	604
Tax receivable agreement liability due to related party, non-current	—	2,176
Total Liabilities	104,262	96,590
Commitments and Contingencies (Note 19)
Stockholders’ (Deficit) Equity
Series A Preferred Stock, $0.0001 par value; 50,000,000 authorized, 0 and 1,733,884 shares issued and outstanding, at September 30, 2025 and December 31, 2024, respectively	—	—
Class A common stock, $0.0001 par value; 800,000,000 authorized, 27,938,182 and 19,263,164 shares issued, and 27,747,562 and 19,072,544 shares outstanding at September 30, 2025 and December 31, 2024, respectively	3	1
Class E common stock, $0.0001 par value; 2,250,000 authorized, 0 and 1,075,761 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Class M common stock, $0.0001 par value; 300,000,000 authorized, 40,779,094 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	4	—
Class V common stock, $0.0001 par value; 300,000,000 authorized, 0 and 41,193,024 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	4
Treasury stock	(437)	(437)
Additional paid-in capital	46,878	21,491
Accumulated deficit	(27,659)	(44,349)
Accumulated other comprehensive loss	(255)	(342)
Total Stockholders’ (Deficit) Attributable to Bitcoin Depot Inc.	18,534	(23,632)
Equity attributable to non-controlling interests	2,482	7,146
Total Stockholders’ (Deficit) Equity	21,016	(16,486)
Total Liabilities and Stockholders’ (Deficit) Equity	$125,278	$80,104

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(UNAUDITED)

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Class A Common Stock		Class E Common Stock		Class M Common Stock		Class V Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Deficit Attributable to Bitcoin Depot Inc.	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
January 1, 2025	1,733,884	$—	19,263,164	$1	1,075,761	$—	—	$—	41,193,024	$4	(190,620)	$(437)	$21,491	$(44,349)	$(342)	$(23,632)	$7,146	$(16,486)
Cumulative-effect adjustment due to the adoption of Accounting Standards Update 2023-08, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	—	852	—	852	—	852
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,477)	(2,477)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	86	86	(89)	(3)
Conversion to Class A common stock	(1,733,884)	—	2,809,645	1	(1,075,761)	—	—	—	—	—	—	—	—	—	—	1	—	1
Shares issued for vested RSU awards	—	—	74,593	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock, net of issuance costs	—	—	598,928	—	—	—	—	—	—	—	—	—	978	—	—	978	—	978
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	360	—	—	360	8	368
Net income attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	4,193	—	4,193	7,982	12,175
March 31, 2025	—	$—	22,746,330	$2	—	$—	—	$—	41,193,024	$4	(190,620)	$(437)	$22,829	$(39,304)	$(256)	$(17,162)	$12,570	$(4,592)
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,640)	(7,640)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7	7	(59)	(52)
Exchange of Class V common stock for Class M common stock pursuant to the Up-C Restructuring	—	—	—	—	—	—	41,193,024	4	(41,193,024)	(4)	—	—	—	—	—	—	—	—
Cumulative impact of Up-C Restructuring, net of transaction expenses	—	—	—	—	—	—	—	—	—	—	—	—	1,545	—	—	1,545	(8,595)	(7,050)
Shares issued for vested RSU awards	—	—	373,043	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock, net of issuance costs	—	—	2,321,402	1	—	—	—	—	—	—	—	—	10,998	—	—	10,999	—	10,999
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	697	—	—	697	8	705
Net income attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	6,070	—	6,070	6,253	12,323
June 30, 2025	—	$—	25,440,775	$3	—	$—	41,193,024	$4	—	$—	(190,620)	$(437)	$36,069	$(33,234)	$(249)	$2,156	$2,537	$4,693
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	31	(6)	25	(6)	19
Conversion of Class M common stock for Class A common stock	—	—	413,930	—	—	—	(413,930)	—	—	—	—	—	—	—	—	—	—	—
Up-C Restructuring transaction expenses	—	—	—	—	—	—	—	—	—	—	—	—	(238)	—	—	(238)	—	(238)
Shares issued for vested RSU awards	—	—	286,844	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock, net of issuance costs	—	—	1,796,633	—	—	—	—	—	—	—	—	—	8,870	—	—	8,870	—	8,870
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,177	—	—	2,177	8	2,185
Net income attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	5,544	—	5,544	(57)	5,487
September 30, 2025	—	$—	27,938,182	$3	—	$—	40,779,094	$4	—	$—	(190,620)	$(437)	$46,878	$(27,659)	$(255)	$18,534	$2,482	$21,016

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(UNAUDITED)

(in thousands, except share and per share amounts)

	Series A Preferred Stock		Class A Common Stock		Class E Common Stock		Class V Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive (Loss)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Attributable to Bitcoin Depot Inc.	Non-Controlling Interest	Total Stockholders’ (Deficit) Equity
January 1, 2024	3,125,000	$—	13,602,691	$1	1,075,761	$—	44,100,000	$4	(120,644)	$(279)	$(203)	$17,326	$(32,663)	$(15,814)	$25,187	$9,373
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(916)	(916)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	4	—	—	4	9	13
Conversion of Series A preferred stock to class A common stock	(50,000)	—	50,000	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	889	—	889	8	897
Purchase of treasury shares	—	—	—	—	—	—	—	—	(69,976)	(158)	—	—	—	(158)	—	(158)
Shares issued for vested RSU awards	—	—	69,000	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(1,538)	(1,538)	(2,690)	(4,228)
April 1, 2024	3,075,000	$—	13,721,691	$1	1,075,761	$—	44,100,000	$4	$(190,620)	$(437)	$(199)	$18,215	$(34,201)	$(16,617)	$21,598	$4,981
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,832)	(6,832)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	1	—	—	1	4	5
Shares issued for vested RSU awards	—	—	717,188	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	1,720	—	1,720	8	1,728
Redemption of non-controlling interest	—	—	2,906,976	—	—	—	(2,906,976)	—	—	—	—	585	—	585	(585)	—
Change in tax basis in BT HoldCo due to redemption	—	—	—	—	—	—	—	—	—	—	—	211	—	211	—	211
Net Income (loss) attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(2,561)	(2,561)	6,911	4,350
July 1, 2024	3,075,000	$—	17,345,855	$1	1,075,761	$—	41,193,024	$4	$(190,620)	$(437)	$(198)	$20,731	$(36,762)	$(16,661)	$21,104	$4,443
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,000)	(15,000)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	(6)	—	—	(6)	(13)	(19)
Shares issued for vested RSU awards	—	—	498,319	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock compensation	—	—	—	—	—	—	—	—	—	—	—	404	—	404	8	412
Net (loss) income attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	—	(939)	(939)	3,238	2,299
September 30, 2024	3,075,000	$—	17,844,174	$1	1,075,761	$—	41,193,024	$4	$(190,620)	$(437)	$(204)	$21,135	$(37,701)	$(17,202)	$9,337	$(7,865)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2025	2024
Cash flows from Operating Activities:
Net income	$29,985	$2,421
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	555	1,047
Depreciation and amortization	5,666	8,184
Non-cash share-based compensation	3,257	3,037
Purchase of services in cryptocurrencies	689	1,014
Unrealized (gain) loss on cryptocurrencies	(941)	—
Deferred taxes	(1,192)	(1,752)
Write-off of deferred financing costs	—	3,136
Cryptocurrency received as payment	(804)	(1,068)
Other	268	534
Change in operating assets and liabilities:
Deposits	(375)	(324)
Accounts receivable	(1,236)	(136)
Cryptocurrencies	(1,744)	75
Prepaid expenses and other current assets	(1,700)	(1,260)
Accounts payable	(1,655)	3,630
Accrued expenses and other current liabilities	5,119	(988)
Income taxes payable	(377)	(1,128)
Other non-income tax payable	(2,259)	(62)
Tax receivable agreement liability	(331)	1,471
Deferred revenue	370	(96)
Operating leases, net	(262)	(482)
Net Cash Flows Provided by Operating Activities	33,033	17,253
Cash flows from Investing Activities:
Acquisition of property and equipment	(4,855)	(9,886)
Proceeds from sale of property and equipment	88	—
Acquisition of BTC for investment	(8,473)	(620)
Net Cash Flows Used In Investing Activities	(13,240)	(10,506)
Cash flows from Financing Activities:
Proceeds from issuance of notes payable	24,018	24,352
Principal payments on notes payable	(12,711)	(2,878)
Principal payments on finance lease	(2,529)	(6,243)
Borrowing on finance leases	—	3,382
Payment of deferred financing costs	(163)	(19)
Proceeds from issuance of common stock, net	20,847	—
Cash paid in connection with Up-C restructuring	(9,133)	—
Purchase of treasury stock	—	(158)
Distributions	(10,117)	(22,748)
Net Cash Flows Provided by (Used In) Financing Activities	10,212	(4,312)
Effect of exchange rate changed on cash and cash equivalents	(211)	35
Net change in cash and cash equivalents	29,794	2,470
Cash and cash equivalents - beginning of period	29,472	29,759
Cash and cash equivalents - end of period	$59,266	$32,229

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the nine months ended September 30 for:
Interest	$8,955	$6,921
Income taxes	$9,295	$3,652

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Organization and Background

(a) Organization

Lux Vending, LLC (dba Bitcoin Depot) (“Legacy Bitcoin Depot”) was formed on June 7, 2016. Pursuant to a transaction with GSR II Meteora Acquisition Corp. (“GSRM”), a Delaware corporation formed on October 14, 2021, Legacy Bitcoin Depot merged with and into GSRM and GSRM was renamed Bitcoin Depot Inc. (“Bitcoin Depot”, or the “Company”) (see Note 2(a)). Bitcoin Depot owns and operates the largest network of Bitcoin ATMs (“BTMs” or “BTM kiosks”) in North America where customers can buy and sell cryptocurrencies. The Company also maintains a leading position in the BTM market in Canada and Australia. In addition to its BTM network, Bitcoin Depot also sells cryptocurrency to consumers at a network of retail locations through its BDCheckout product offering and through its website. The BDCheckout offering allows users similar functionality to the BTM kiosks, enabling users to load cash into their accounts at the checkout counter at retail locations, and use those funds to purchase cryptocurrency. The Company’s website allows users to purchase cryptocurrency online for which the Company earns a commission. Bitcoin Depot also offers a software solution to other BTM operators through its controlled subsidiary, BitAccess Inc. ("BitAccess").

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

Global supply for a particular cryptocurrency is determined by the asset’s network source code, which sets the rate at which assets may be awarded to network participants. Global demand for cryptocurrencies is influenced by such factors as the increase in acceptance by retail merchants and commercial businesses of cryptocurrency as a payment alternative, the security of online exchanges and digital wallets, the perception that the use of cryptocurrencies is safe and secure, and the lack of regulatory restrictions on their use. Additionally, there is no assurance that any cryptocurrency will maintain its long-term value in terms of purchasing power. Any of these events could have a material adverse effect on the Company’s financial position and the results of its operations.

(c) Liquidity

As of September 30, 2025, the Company had current assets of $79.2 million, including cash and cash equivalents of $59.3 million, current liabilities of $42.1 million, total stockholders’ equity of $21.0 million and an accumulated deficit of $(27.7) million. For the nine months ended September 30, 2025, the Company recognized net income of $30.0 million, generated positive cash flows from operations of $33.0 million and had cash flows provided by financing activities of $10.2 million, primarily due to proceeds from the issuance of notes payable and proceeds from issuance of common stock. For the nine months ended September 30, 2025, the Company recognized interest expense of $12.0 million and interest income of $0.1 million. The Company expects its existing cash and cash equivalents, together with cash provided by operations, to be sufficient to fund its operations for a period of 12 months from the date that these consolidated financial statements are issued.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The consolidated financial statements of the Company include the accounts of Bitcoin Depot Inc. and its controlled subsidiaries: BCD Merger Sub LLC, BT HoldCo LLC ("BT HoldCo"), Kiosk HoldCo LLC, Bitcoin Depot Operating, LLC, Lux Vending Kiosk, LLC, Mintz Assets, Inc., BTM Solutions India Private Limited, Express Vending, Inc., Kiosk Technicians LLC, NZ BTM Ltd., AUS BTM Pty Ltd., UK BTM LTD, HK BTM Limited, BTM International Holdings I LLC, BTM International Holdings II LLC, Bitcoin Depot, S. de R.L. de C.V., Intuitive Software, LLC, Digital Gold Ventures, Inc. (“Digital Gold”), and BitAccess Inc. BCD Merger Sub LLC is a holding company with ownership of BT Holdco. BT HoldCo is a holding company with ownership of Kiosk HoldCo LLC. Kiosk HoldCo LLC is a holding company with ownership of Bitcoin Depot Operating, LLC. Bitcoin Depot Operating, LLC is a holding company with ownership of Lux Vending Kiosk LLC, Mintz Assets, Inc. and Intuitive Software, LLC. Mintz Assets, Inc. is a holding company that holds the ownership of BTM Solutions India Private Limited, Express Vending, Inc., Kiosk Technicians LLC, NZ BTM Ltd., AUS BTM Pty Ltd., UK BTM LTD, HK BTM Limited, BTM International Holdings I LLC, and BTM International Holdings II LLC. BTM International Holdings I LLC and BTM International Holdings II LLC are holding companies that hold joint ownership of Bitcoin Depot, S. de R.L. de C.V. Express Vending, Inc. is a Canadian corporation whose business activities include owning and operating a network of BTM kiosks in Canada. Intuitive Software, LLC is a holding company that holds an 82.14% equity interest (through its ownership of Digital Gold) in BitAccess Inc., a Canadian corporation. The non-controlling interests held by investors directly in BT HoldCo and BitAccess are presented separately as further discussed in Note 11. Intercompany balances and transactions have been eliminated in consolidation.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Under the Company’s organizational structure immediately prior to the consummation of the Up-C Restructuring, the Company was a holding company and its principal asset was its ownership of BT HoldCo Common Units and warrants to purchase BT HoldCo Common Units (“BT HoldCo Warrants”). The Company, BT Assets, which prior to the merger was an entity owned and controlled by Mr. Mintz, and certain entities affiliated with Mr. Mintz, were the only members of BT HoldCo. The Company’s public stockholders held shares of Class A Common Stock, which are entitled to one vote per share on all matters submitted to a vote of stockholders of

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

the Company and have economic rights (including rights to dividends and distributions upon liquidation by the Company), and/or Company Warrants, which are exercisable for shares of Class A Common Stock at a price of $11.50 per share. Mintz, through his ownership of BT Assets, held (i) 41,193,024 shares of the Company’s Class V common stock constituting all of the issued and outstanding shares of Class V Common Stock immediately prior to the consummation of the Up-C Restructuring, which were entitled to ten votes per share on all matters submitted to a vote of stockholders of the Company, but had no economic rights, and (ii) 41,193,024 BT HoldCo Common Units, constituting approximately 63.48% of the issued and outstanding BT HoldCo Common Units immediately prior to the consummation of the Up-C Restructuring, which have economic rights equivalent to the Class A common stock (including rights to distributions from BT HoldCo, including upon liquidation), but have no voting rights.

Following the consummation of the Up-C Restructuring, the public stockholders continue to hold their issued and outstanding Class A Common Stock and Company Warrants, and their respective voting and economic rights with respect to the Company did not change as a result of the Up-C Restructuring. In connection with the Up-C Restructuring, (a) the stockholders of BT Assets (which included Mr. Mintz and his affiliated entities), in consideration for 100% of the shares of capital stock of BT Assets, received a number of newly issued shares of the Company’s Class M common stock equivalent to one share of Class M common stock for each share of Class V common stock held by BT Assets immediately prior to the consummation of the Up-C Restructuring. The shares of Class M common stock are entitled to ten votes per share on all matters submitted to a vote of stockholders and have economic rights (including rights to dividends and distributions upon liquidation by the Company) that are the same as the Class A Common Stock. As a result, Mr. Mintz no longer has economic rights through BT HoldCo Common Units and instead participates, together with the public stockholders of the Company, directly in the economics of the Company through their ownership of Class M Common Stock and Class A common stock, respectively. Under the Company’s second amended and restated certificate of incorporation, shares of Class M common stock automatically convert on a one-for-one basis into fully paid and non-assessable shares of Class A common stock upon (a) the transfer of Class M common stock to any person other than Mr. Mintz or his affiliates and (b) Mr. Mintz and his affiliates ceasing to own shares of Class M common stock that represent at least 20% of the voting power represented by the shares of Class V common stock held by Mr. Mintz and his affiliates as of immediately after the closing of the Company’s de-SPAC transaction on June 30, 2023. In connection with the Up-C Restructuring, the Company and Mr. Mintz agreed to terminate the Tax Receivable Agreement.

As consideration under the Merger Agreement, the Company (i) issued to former stockholders of BT Assets 41,193,024 shares of Class M common stock in exchange for the shares of Class V common stock and BT HoldCo Common Units held by BT Assets immediately prior to the Up-C Restructuring, and (ii) entered into a contingent equity rights agreement with the former stockholders of BT Assets which provides potential economic benefits equivalent to those provided to BT Assets by the earnout units in BT HoldCo held by BT Assets immediately prior to the Up-C Restructuring. As consideration for the termination of the Tax Receivable Agreement, as of September 30, 2025 the Company has made cash payments to the former stockholders of BT Assets (including Mr. Mintz and his affiliated entities) in the amount of $9.1 million. As the transaction involved an exchange of equity interests, with no change in control over net assets, it was accounted for as a common control transaction.

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

The Company maintains cash balances in its BTMs and in fiat wallets with cryptocurrency exchanges to facilitate the purchase and sale of cryptocurrencies. The cash balances in the BTMs are not insured. The Company had cash balances of $14.9 million and $10.7 million in BTMs as of September 30, 2025 and December 31, 2024, respectively. Cash maintained in fiat wallets with cryptocurrency

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

exchanges is not insured. The Company had immaterial balances in cash with cryptocurrency exchanges as of September 30, 2025 and December 31, 2024.

(d) Cash and Cash Equivalents

Cash and cash equivalents includes cash maintained at various financial institutions, cryptocurrency exchanges, and in BTMs owned and leased by the Company.

Cash in transit consists of cash that is picked up by armored truck companies from the Company’s BTM machines but not yet deposited in the Company’s bank accounts. As of September 30, 2025 and December 31, 2024, the Company had cash in transit of $1.7 million and $2.6 million, respectively. Management evaluates cash in transit based on outstanding cash deposits on cash picked up by the armored truck companies, historical cash deposits and cash that is lost during transit, which is immaterial. The armored truck companies maintain insurance over theft and losses.

(e) Cryptocurrencies

Cryptocurrencies are a unit of account that function as a medium of exchange on a respective blockchain network, a digital and decentralized ledger that keeps a record of all transactions that take place across a peer-to-peer network. The Company’s cryptocurrencies primarily consisted of Bitcoin (“BTC”) as of and for the three and nine months ended September 30, 2025 and for the year ended December 31, 2024.

The Company purchases cryptocurrencies, which are held in the Company’s hot wallets, on a just-in-time basis to facilitate sales to customers and mitigate exposure to volatility in cryptocurrency prices. The Company sells its cryptocurrencies to its customers from its BTMs and BDCheckout locations in exchange for cash, for a prescribed transaction fee applied to the current market price of the cryptocurrency at the time of the transaction, plus a predetermined markup. When cryptocurrency is sold to customers, the Company relieves the carrying amount, measured at fair value as of the most recent remeasurement date, on a first-in, first-out basis within cost of revenue (excluding depreciation and amortization). The Company has control and ownership of its cryptocurrencies which are stored in both the Company’s proprietary hot wallets and hot wallets hosted by a third-party, BitGo, Inc.

In June 2024, the Company began allocating a portion of its cash reserves to Bitcoin. As of September 30, 2025 and December 31, 2024, the Company had Bitcoin of $11.4 million (recorded at fair value) and $0.6 million (recorded at adjusted cost basis), respectively, allocated to its treasury strategy within Cryptocurrencies on its Consolidated Balance Sheets.

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

We determine and record the fair value of our cryptocurrencies in accordance with ASC 820, Fair Value Measurement (“ASC 820”), based on quoted prices on the active exchange that we have determined is the principal market for such assets (Level 1 inputs). We determine the cost basis of our cryptocurrencies using the specific identification of each unit received. For all cryptocurrencies during periods prior to January 1, 2025, impairment losses were recognized within Cost of Revenue in the Consolidated Statements of Income in the period in which the impairment was identified. For periods after January 1, 2025, realized and unrealized gains and losses for cryptocurrencies held as investments are recorded in Other income (expense), net, and realized and unrealized gains and losses and cryptocurrencies used to facilitate sales are recorded in Cost of Revenue in our Consolidated Statements of Income.

The related cash flows from revenue generating cryptocurrency transactions are presented as cash flows from operating activities on the Consolidated Statements of Cash Flows. The related cash flows from investments in and sales of cryptocurrencies held for investment purposes are presented as cash flows from investing activities on the Consolidated Statements of Cash Flows.

The primary purpose of the Company’s operations is to buy and sell Bitcoin using its BTM network and other services. The Company does not engage in broker-dealer activities. The Company uses various exchanges and liquidity providers to purchase, liquidate and manage its cryptocurrency positions; however, this does not impact the accounting for these assets.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

See Notes 2(j) and 2(k) to the consolidated financial statements for further information regarding the Company’s revenue recognition and cost of revenue related to the Company’s cryptocurrencies.

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

Depreciation of property and equipment is determined using the straight-line method over the estimated useful lives of the assets, which are as follows:

Furniture and fixtures	7 years
Leasehold improvements	Lesser of estimated useful life or life of the lease
Kiosk machines (BTMs) - owned	7 years
Kiosk machines (BTMs) - leased	7 years or life of the lease

Depreciation expense for the three and nine months ended September 30, 2025 totaled $1.5 million and $4.5 million, respectively.

Depreciation expense for the three and nine months ended September 30, 2024 totaled $1.9 million and $7.1 million, respectively.

(g) Collaborative Arrangement

In March 2025, the Company entered into a collaborative arrangement under ASC 808, Collaborative Arrangements (ASC 808) with an Australian digital currency exchange provider registered with the Australian Transaction Reports and Analysis Centre (AUSTRAC) ("Partner"), authorized to provide virtual asset exchange and bullion trading services within Australia. The purpose of the arrangement is the deployment and operation of an Australian BTM network. In connection with the arrangement, the Company funds and imports the BTMs, programs kiosk software for compliant transactions, procures Know Your Customer (KYC) and Anti-Money Laundering (AML) vendor support, and provides ongoing operational support, marketing, and day-to-day project management. The Partner provides the virtual-asset exchange services to BTM customers, including AML and Counter-Terrorism Financing (CTF) compliance. This arrangement is accounted for as a collaborative arrangement under ASC 808 due to both parties actively participating in the operation of the Australian BTM program and performing distinct, complementary activities in pursuing a common commercial objective, without the formation of a separate legal entity or shared equity ownership. Under the arrangement, the Partner is entitled to the greater of 6.5% of gross profit from Australian BTM operations or a minimum weekly retainer. The Company recognized revenue from third-party customer transactions on a gross basis under ASC 606, Revenue from Contracts with Customers (ASC 606) as principal. Amounts arising from transactions between the participants are recorded in cost of revenue or selling, general and administrative expenses based on the nature of the costs. During the three and nine months ended September 30, 2025, amounts attributable to transactions between the participants were immaterial.

(h) Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to its fair value, which is normally determined through analysis of the future net cash flows expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the asset group exceeds the fair value of the asset group. There were no impairments of long-lived assets for the three and nine months ended September 30, 2025 and 2024.

(i) Goodwill and Intangible Assets, net

Goodwill represents the excess of the consideration transferred over the estimated fair value of the acquired assets, assumed liabilities, and any non-controlling interest in the acquired entity in a business combination. The Company tests for impairment at least annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs its annual test for impairment as of October 1 at the reporting unit level. There was no impairment of goodwill for the three and nine months ended September 30, 2025 and 2024.

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

(j) Revenue Recognition

BTMs and BDCheckout

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

The Company’s revenue from contracts with customers is principally composed of a single performance obligation to provide cryptocurrencies when customers buy cryptocurrencies at a BTM or through BDCheckout. BDCheckout sales are similar to sales from BTM in that, customers buy cryptocurrencies with cash; however, the BDCheckout transactions are completed at the checkout counter of retail locations, initiated using the Bitcoin Depot mobile app instead of through a BTM. Regardless of the method by which the customer purchases the cryptocurrency, the Company considers its performance obligation satisfied when control of the cryptocurrency is transferred to the customer, which is at the point in time the cryptocurrency is transferred to the customer’s cryptocurrency wallet and the transaction is validated on the blockchain.

The typical process time for our transactions with customers is 30 minutes or less. Contract liabilities are amounts received from customers in advance of the Company transferring the cryptocurrencies to the customer’s wallet and the transaction being validated on the blockchain. Contract liabilities are presented in “Deferred revenue” on the consolidated balance sheets as of September 30, 2025 and December 31, 2024.

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

(k) Cost of Revenue (excluding depreciation and amortization)

The Company’s cost of revenue consists primarily of direct costs related to selling cryptocurrencies and operating the Company’s network of BTMs. The cost of revenue (excluding depreciation and amortization) caption includes cryptocurrency expenses, floorspace lease expenses, and kiosk operations expenses.

Cryptocurrency expenses

Cryptocurrency expenses include the cost of cryptocurrencies, fees paid to obtain cryptocurrencies, gains on sales of cryptocurrencies on exchange, fees paid to operate the software on the BTMs, and fees paid to transfer cryptocurrencies to customers.

Floorspace lease expenses

Floorspace lease expenses include lease expense related to the placement of BTMs.

Kiosk operations expenses

Kiosk operations expenses include the cost of kiosk repair and maintenance and the cost of armored trucks to collect and transport cash deposited into the BTMs.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company presents cost of revenue in the Consolidated Statements of (Loss) Income exclusive of depreciation related to BTMs and amortization of intangible assets related to software applications, tradenames and customer relationships.

(l) Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $1.7 million and $4.9 million for the three and nine months ended September 30, 2025, respectively. Advertising expenses were $1.5 million and $4.8 million for the three and nine months ended September 30, 2024, respectively. Amounts are included in selling, general and administrative expenses in the Consolidated Statements of Income.

(m) Foreign Currency

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

(n) Income Taxes

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

Mintz Assets, Inc., is treated as a corporation for federal income tax purposes. Intuitive Software, LLC and its wholly owned subsidiary, Digital Gold, are treated as corporations for federal income tax purposes. BitAccess Inc. and Express Vending, Inc., are each taxed as Canadian corporations. For the nine months ended September 30, 2025 and 2024, there was no activity for Mintz Assets, Inc., Intuitive Software, LLC, BitAccess Inc., Digital Gold and Express Vending, Inc. As such, there were no federal income taxes for these entities.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

measured in order to determine the tax benefit recognized in the financial statements. The Company recognizes accrued interest related to unrecognized tax benefits as part of income tax expense. Penalties, if incurred, are recognized as a component of income tax expense.

(o) Fair Value of Financial Instruments

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

(p) Share-Based Compensation

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

achievement of certain adjusted EBITDA targets that are determined and approved by the Company's Compensation Committee at its sole discretion. Forfeitures of awards granted under the Incentive Plan are accounted for at the time the forfeiture occurs.

(q) Segment Reporting

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

(r) Net Income Per Share Attributable to Class A and Class M Common Stock

Basic earnings per share of Class A and Class M common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of Class A and Class M common stock outstanding and Series A Preferred Stock outstanding, which has similar economic rights to the Class A common stock during the same period. Diluted net income per share of Class A and Class M common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of Class A and Class M common stock outstanding adjusted to give effect to potentially dilutive securities. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options and warrants and vesting of RSUs, as applicable. The weighted-average shares outstanding used to compute net income per common share, basic and diluted, were 67,822,957 and 20,701,447 for the three months ended September 30, 2025 and 2024, respectively, and 42,165,276 and 18,908,391 for the nine months ended September 30, 2025 and 2024, respectively.

(s) Litigation

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

(t) Earnouts

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

(u) Warrants

In connection with the Merger, the Company assumed a total of 43,848,750 Warrants, consisting of 31,625,000 Public Warrants and 12,223,750 Private Placement Warrants issued by GSRM which continue to be outstanding following the Merger. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. The outstanding Warrants are

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

accounted for as freestanding equity contracts and are classified in equity under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity.

(v) Emerging Growth Company Status

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Revenue is primarily generated through cash paid by customers to purchase Bitcoin from the Company's BTMs with a minimal amount of revenue generated from other products and services. See Note 6 - Revenue for more information on the Company's revenue generating products and services.

As of and for the nine months ended September 30, 2025 and 2024, substantially all of the Company's revenue was generated in the U.S., and substantially all of its long-lived assets were located in the US.

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

The table below summarizes net income related segment information used by the CODM to evaluate the Company's performance (in thousands):

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$162,482	$135,271	$498,816	$436,876
Cost of cryptocurrency sold (1)	116,318	97,555	356,826	327,778
Armored cash collection	1,694	2,312	5,192	6,215
Wireless connectivity costs	1,056	660	2,695	1,905
(Gain) loss on foreign currency transactions	(215)	29	(95)	294
Share-based compensation	2,185	412	3,257	3,037
Kiosk shipping and services	646	1,208	2,218	4,317
Floorspace leases	9,804	10,007	28,934	27,663
Bank fees	757	793	2,446	2,270
Unrealized (gain) on cryptocurrency held for investment	(690)	—	(1,911)	—
Payroll costs	6,293	6,809	17,788	18,507
Advertising and marketing costs	1,679	1,458	4,893	4,761
Professional fees	2,998	2,716	9,032	7,177
Operating software costs	1,055	974	3,229	2,715
Interest expense, net	4,133	2,907	11,927	10,731
Income tax expense (benefit)	3,042	347	5,656	479
Amortization	382	383	1,133	1,116
Depreciation	1,518	1,862	4,533	7,068
Other segment items (2)	4,340	2,540	11,078	8,422
Net income	$5,487	$2,299	$29,985	$2,421

(1) Includes cryptocurrency impairments for the three and nine months ended September 30, 2024 of $2.5 million and $6.6 million, respectively.

(2) Includes insurance and other expenses.

(5) Related Party Transactions

Total cash distributions made to BT Assets during the three and nine months ended September 30, 2025 were $0.2 million and $10.4 million, respectively, and are accounted for as tax distributions. Total cash distributions made to BT Assets during the three and nine months ended September 30, 2024 were $15.0 million and $22.7 million, respectively. Cash distributions are classified as cash outflows from financing activities in the Consolidated Statements of Cash Flows. The total cash and non-cash distributions are reflected in the Consolidated Statement of Changes in Stockholders’ (Deficit) Equity and the Consolidated Statement of Changes in Member's Equity. Under the terms of the Operating Agreement distributions made after the closing of the Merger are considered tax distributions.

At the closing of the Merger, the Company entered into a Tax Receivable Agreement with BT HoldCo and BT Assets. Pursuant to the Tax Receivable Agreement, the Company was generally required to pay BT Assets 85% of the amount of savings, if any, in U.S. federal, state, local, and foreign income taxes that the Company realized, or in certain circumstances was deemed to realize. In connection with the Up-C Restructuring, the Tax Receivable Agreement was terminated. See Note 2a Basis of Presentation Summary of Significant Accounting Policies and Note 15 Income Taxes for further discussion.

In connection with the closing of the Merger, the Company entered into separate indemnification agreements with its directors and executive officers. These agreements, among other things, require the Company to indemnify its directors and executive officers for certain costs, charges and expenses, including attorneys’ fees, judgments, fines and settlement amounts, reasonably incurred by a director or executive officer in any action or proceeding because of their association with the Company or any of its subsidiaries. No amounts have been recognized related to these agreements as of September 30, 2025.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During 2024, the Company had declared and paid a $29.0 million preferred distribution to BT Assets as a return of BT Asset's preference over common units on the preferred units it holds in BT HoldCo. The distribution amounts reduce the preferred dividend attributable to the Non-Controlling Interest from $29.0 million to a remaining balance of $0 million.

On July 10, 2024, the Company entered into a Kiosk Service Agreement with an entity owned by the CEO, that owns and operates kiosks unrelated to the Company’s Bitcoin ATM business. The agreement provides for the following services: kiosk placement, treasury management and other back-office services. The Company will receive 30% of the net profit as compensation. The Company did not have any revenue and only incurred an immaterial amount of start-up costs related to this agreement as of September 30, 2025.

On May 30, 2025, the Company entered into and consummated an Up-C Restructuring. Pursuant to the Up-C Restructuring, as consideration for the termination of the Tax Receivable Agreement, as of September 30, 2025, the Company has made cash payments to the former stockholders of BT Assets (including Mr. Mintz and his affiliated entities) in the amount of $9.1 million. See Note 2 Basis of Presentation and Summary of Significant Accounting Policies for further discussion.

(6) Revenue

Revenue disaggregated by revenue stream is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
BTM Revenue	$162,161	$134,851	$497,805	$434,918
Other Revenue	321	420	1,011	1,958
Total Revenue	$162,482	$135,271	$498,816	$436,876

(7) Cost of Revenue (Excluding Depreciation and Amortization)

The following table presents cost of revenue (excluding depreciation and amortization) by category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cryptocurrency expenses	$116,318	$97,555	$356,826	$327,778
Floorspace lease expenses	9,804	10,007	28,934	27,663
Kiosk operations expenses	6,235	5,291	17,070	15,407
Total Cost of Revenue (excluding depreciation and amortization reported separately)	$132,357	$112,853	$402,830	$370,848

The following table presents the components of cryptocurrency expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of Cryptocurrency (1) - BTM Kiosk	$116,247	$97,425	$356,579	$326,734
Other cryptocurrency expenses	71	130	247	1,044
Total cryptocurrency expenses	$116,318	$97,555	$356,826	$327,778

(1)
Prior to the adoption of ASC 2023-08, Cost of Cryptocurrency ("ASU 2023-08") included impairment losses recognized on cryptocurrencies net of any gains recognized from sales of cryptocurrencies on an exchange. Impairment charges of $2.5 million and $6.6 million were included in Cost of Cryptocurrency during the three and nine months ended September 30, 2024, respectively. Subsequent to the adoption of ASU 2023-08 on January 1, 2025, realized and unrealized gains and losses on cryptocurrencies during the three and nine months ended September 30, 2025 included in Cost of Cryptocurrency were immaterial.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table reconciles amounts excluded from the cost of revenue (excluding depreciation and amortization) caption in the Consolidated Statements of Income included in total depreciation and amortization expense in the Consolidated Statements of Income for the period presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation of owned BTM kiosks	$1,161	$970	$3,438	$3,505
Depreciation of leased BTM kiosks	351	880	1,076	3,469
Amortization of intangible assets	382	383	1,133	1,116
Total depreciation and amortization excluded from cost of revenue	$1,894	$2,233	$5,647	$8,090
Other depreciation and amortization included in operating expenses	6	12	19	94
Total depreciation and amortization	$1,900	$2,245	$5,666	$8,184

(8) Fair Value Measurements

The Company's cryptocurrency holdings are measured at fair value on a recurring basis based on Level 1 inputs.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The Company’s non-financial assets, such as goodwill, intangible assets, property and equipment and operating lease right-of-use assets are adjusted down to fair value when an impairment charge is recognized. Certain fair value measurements are based predominantly on Level 3 inputs. No impairment charges related to goodwill, intangible assets, operating lease right-of-use assets and property and equipment have been recognized for the three and nine months ended September 30, 2025 and 2024.

Assets and Liabilities Not Measured and Recorded at Fair Value

The Company considers the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses in the consolidated financial statements to approximate fair value due to their short maturities.

The carrying value of the notes payable related to the Company's franchise profit sharing arrangements was initially determined as the initial investment and is updated quarterly using a retrospective interest method. The effective interest rate used is determined based on actual and projected profit sharing payments which are generally unobservable inputs and are considered Level 3 fair value estimates. As of September 30, 2025 and December 31, 2024 the estimated carrying value and fair value of the notes payable related to the franchise profit sharing arrangements was approximately $39.9 million and $16.7 million, respectively.

The Company estimates the fair value of its fixed rated notes payable based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. As of September 30, 2025, the estimated fair value of the fixed-rate notes were approximately $27.1 million and the carrying value was $27.7 million. As of December 31, 2024, the estimated fair value of the fixed-rate notes were approximately $39.3 million and the carrying value was $39.5 million.

(9) Prepaid expenses and other current assets

The following table presents Prepaid expenses and other current assets (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses	$4,311	$1,828
Other current assets	464	1,248
Prepaid expenses and other current assets	$4,775	$3,076

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(10) Accrued expenses and other current liabilities

The following table presents Accrued expenses and other current liabilities (in thousands):

	September 30, 2025	December 31, 2024
Payables to liquidity providers	$2,163	$2,246
Accrued expenses	17,219	12,014
Accrued expenses and other current liabilities	$19,382	$14,260

(11) Non-controlling interests

The following table presents the changes in the balances of non-controlling interests for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	BitAccess	BT HoldCo	Total
Beginning balance January 1, 2025	$2,674	$4,472	$7,146
Distributions	—	(2,477)	(2,477)
Share-based compensation expense	8	—	8
Foreign currency translation	—	(89)	(89)
Net (loss) income	(49)	8,031	7,982
Balance March 31, 2025	$2,633	$9,937	$12,570
Distributions	—	(7,640)	(7,640)
Share-based compensation expense	8	—	8
Distribution related to Up-C Restructuring	—	(8,595)	(8,595)
Foreign currency translation	—	(59)	(59)
Net (loss) income	(104)	6,357	6,253
Ending balance June 30, 2025	$2,537	$—	$2,537
Distributions	—	—	—
Share-based compensation expense	8	—	8
Distribution related to Up-C Restructuring	—	—	—
Foreign currency translation	(6)	—	(6)
Net (loss)	(57)	—	(57)
Ending balance September 30, 2025	$2,482	$—	$2,482

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	BitAccess	BT HoldCo	Total
Beginning balance January 1, 2024	$2,707	$22,480	$25,187
Distributions	—	(916)	(916)
Share-based compensation expense	8	—	8
Foreign currency translation	—	9	9
Net income (loss)	4	(2,694)	(2,690)
Balance March 31, 2024	$2,719	$18,879	$21,598
Distributions	—	(6,832)	(6,832)
Share-based compensation expense	8	—	8
Foreign currency translation	—	4	4
Redemption of non-controlling interest	—	(585)	(585)
Net income (loss)	40	6,871	6,911
Ending balance June 30, 2024	$2,767	$18,337	$21,104
Distributions	—	(15,000)	(15,000)
Share-based compensation expense	—	—	—
Foreign currency translation	8	(13)	(5)
Redemption of non-controlling interest	—	—	—
Net (loss) income	(128)	3,366	3,238
Ending balance September 30, 2024	$2,647	$6,690	$9,337

Non-controlling Interest - BitAccess

In July 2021, the Company obtained a controlling interest in BitAccess Inc. in a business combination. The un-affiliated interest in BitAccess Inc. is reported as non-controlling interests in the accompanying consolidated financial statements. As of both September 30, 2025 and December 31, 2024, the non-controlling interest ownership was 17.86%.

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

(12) Cryptocurrencies

Cryptocurrency transactions

The following tables present additional information about the cost basis and fair value of cryptocurrencies, including those allocated to the Company's treasury strategy (in thousands, except units):

Cryptocurrency Inventory (1)	September 30, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Carrying Value
Bitcoin (BTC)	19.23	$1,966	$2,195	$949

(1) As of September 30, 2025 and December 31, 2024, the Company had an insignificant amount of Ethereum.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Cryptocurrency Investments	September 30, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Carrying Value
Bitcoin (BTC)	100.35	$9,095	$11,439	$561

Cryptocurrency investment balance is classified as a short-term asset due to anticipation that the assets will be used to provide short-term liquidity.

As of September 30, 2025 and December 31, 2024, the Company had $2.2 million due to liquidity providers related to Bitcoin purchased during the period. These amounts are paid in cash, generally within one week from which the expenses are incurred and are presented within “Accrued expenses and other current liabilities” on the Consolidated Balance Sheet.

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

Other Debt

Kiosk Profit Share Franchise Arrangements

During the nine months ended September 30, 2025, the Company entered into five kiosk franchise profit sharing arrangements. Under the terms of the agreements, the third parties receive a share in the profits generated by a group of specifically identified kiosks for a specified period of time. As a result of consideration received up front, the Company determined these arrangements were accounted for as debt in accordance with ASC 470, Debt. The Company recorded debt of $20.7 million during the nine months ended September 30, 2025, as a result of these franchise profit sharing arrangements, maturing in March, April, June and August of 2033, with principal and interest paid monthly via profit sharing payments. The Company did not enter into any new kiosk franchise profit sharing arrangements during the three months ended September 30, 2025.

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

Notes payable consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	Notes Payable as of September 30, 2025			Notes Payable as of December 31, 2024
	Credit Agreement	Other Debt	Total	Credit Agreement	Other Debt	Total
Credit agreement	$22,338	$—	$22,338	$33,338	$—	$33,338
Other debt	—	42,109	42,109	—	19,801	19,801
Plus: exit fee due upon repayment of debt	3,098	—	3,098	3,098	—	3,098
Total notes payable principal outstanding	25,436	42,109	67,545	36,436	19,801	56,237
Less: unamortized deferred financing costs	(367)	—	(367)	(758)	—	(758)
Total notes payable	25,069	42,109	67,178	35,678	19,801	55,479
Less: current portion of notes payable	(5,563)	(1,898)	(7,461)	(4,733)	(1,289)	(6,022)
Notes payable, non-current	$19,506	$40,211	$59,717	$30,945	$18,512	$49,457

At September 30, 2025, aggregate future principal payments are as follows (in thousands):

	Aggregate Future Principal Payments at September 30, 2025
	Credit Agreement	Other Debt	Total
Remainder of 2025	$—	$321	$321
2026	5,563	2,497	8,060
2027	19,873	3,073	22,946
2028	—	3,606	3,606
2029	—	4,910	4,910
Thereafter	—	27,702	27,702
Total	$25,436	$42,109	$67,545

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Common Stock, the “Common Stock”) and Preferred Stock. The total number of shares of capital stock which the Company shall have authority to issue is 2,272,250,000, divided into the following:

	Series A Preferred	Class A	Class B	Class E	Class M	Class O	Class V
Shares authorized	50,000,000	800,000,000	20,000,000	2,250,000	300,000,000	800,000,000	300,000,000
Shares outstanding	—	27,747,562	—	—	40,779,094	—	—
Par value	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001

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

During the nine months ended September 30, 2025, the market price of the Company's Class A common stock did not exceed the required price per share. Additionally, in accordance with the earnout provisions, the market price of the Company's Class A common stock did not exceed $12.00 per share for any 10 trading days within any consecutive 20 trading day period after the Merger to achieve the 1st vesting hurdle.

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

On July 1, 2025, the Company terminated its original At Market Issuance Sales Agreement (the “Original ATM Equity Offering”), pursuant to which the Company was permitted to sell, from time-to-time, shares of its Class A common stock, par value $0.0001 per share. The Original ATM Equity Offering was capped at a total sale amount of $25 million because at the time of filing the Company was subject to the “Baby Shelf” rules which limited sales to one-third of the unaffiliated market cap of the Company. The recent increase in the Company’s stock price has changed the Company’s SEC filing status and it is no longer subject to the “Baby Shelf” rules. As a result, the Company filed a new registration statement that provides for the sale of up to $100 million of a variety of equity securities, including a new $50 million ATM Equity Offering program.

During the three and nine months ended September 30, 2025 the Company sold 1,796,633 and 4,716,963 shares of its Class A common stock for net proceeds of $8.9 million and $20.9 million, respectively. As of September 30, 2025, $29.1 million of our ATM Equity Offering program remained available for issuance.

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

The effective tax rate for the nine months ended September 30, 2025 and 2024, respectively was (15.79%) and (16.52%). During the nine months ended September 30, 2025 and 2024, the Company recognized income tax (expense) of $(5.6) millions and $(0.5)

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

million, respectively, on its share of pre-tax book income (loss), of which $0.2 million and $ 0.9 million was attributed to non-controlling interest.

BitAccess Inc. and Express Vending, Inc. are taxed as Canadian corporations. AUS BTM PTY LTD is taxed as an Australian corporation. For the nine months ended September 30, 2025, and 2024, there was no activity for Mintz Assets, Inc., BitAccess Inc. and Digital Gold. As such, there were no federal income taxes for these entities.

NZ BTM Ltd. is taxed as an New Zealand corporation. UK BTM LIMITED is taxed as a UK corporation. HK BTM LIMITED is taxed as a Hong Kong corporation. There was de minimis activities for these entities and thus no federal income taxes for these entities.

The effective tax rate differs from the statutory U.S. federal rate of 21.0% primarily due to the income or loss not being taxed due to the income and loss flowing through to its partners pre the Merger Agreement, differences related to the foreign operations, the recognition of the deferred balances of BT HoldCo from the Merger Agreement, release of valuation allowance for the Company’s outside basis in BT HoldCo from the Merger Agreement, and the recognition of deferred balances of BT HoldCo post transaction and offset with valuation allowance release.

As of September 30, 2025, management determined based on applicable accounting standards and the weight of all available evidence, it was more likely than not that the Company will realize its deferred tax assets based on the Company’s historical profitability. Additionally, the Company has released the previously established valuation allowance with respect to its deferred tax asset related to its investment in BT HoldCo as of September 30, 2025. As a result of the Up-C Restructuring, BT HoldCo’s inside basis cumulative timing differences will shift to the Company and the outside basis differences at the Company would become the inside basis differences of BT HoldCo. The revaluation between the inside and outside basis difference of the cumulative temporary differences was booked as a discrete item through tax expense.

Additionally, the Company has an uncertain tax position of $1.3 million due to state tax filings. The Company plans to settle open filings during 2025.

Tax Legislation

On July 4, 2025, President Donald Trump signed into law the reconciliation tax bill, commonly referred to as the “One Big Beautiful Bill Act” (OBBBA), which constitutes the enactment date under U.S. GAAP. Key corporate tax provisions of the OBBBA include the restoration of 100% bonus depreciation for property acquired and placed in service after January 19, 2025 and increases the Section 179 expensing limit, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental (R&E) expenditures and the capability to accelerate the remaining unamortized domestic R&E costs from tax years 2022 through 2024, modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII), amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements.

Under U.S. GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Accordingly,

$1.5 million tax expense was recorded in the Company’s financial statements for the period ended September 30, 2025 to reflect the impact of the OBBBA. The Company will continue to evaluate the impact for future years and anticipates a reduction to our effective rates for cash taxes paid in years after fiscal 2025.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

(16) Share-Based Compensation

BitAccess:

BitAccess maintained a stock option plan for its employees under the Amended and Restated Stock Option Plan, (the “BitAccess Plan”). Pursuant to BitAccess Plan agreement, awards of stock options and restricted stock units (“BitAccess RSUs”) were permitted to be made to employees and shareholders of BitAccess. As of September 30, 2025, all awards under the BitAccess Plan had been issued.

The options under the BitAccess Plan generally vest over a two-year period following the one-year anniversary of the date of grant and expire not more than 10 years from the date of grant.

Options

A summary of the BitAccess Plan’s stock option activity and related information is as follows:

	Amount or number of options	Weighted-average exercise price	Weighted-average remaining contractual term	Weighted-average grant-date fair value
Outstanding at January 1, 2025	43,780	$2.86	7.60	$3.09
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at September 30, 2025	43,780	$2.86	6.85	$3.09
Vested and exercisable at September 30, 2025	30,153	$2.86	6.78	$3.05

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Amount or number of options	Weighted-average exercise price	Weighted-average remaining contractual term	Weighted-average grant-date fair value
Outstanding at January 1, 2024	43,780	$2.86	8.60	$1.21
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at September 30, 2024	43,780	$2.86	7.85	$3.09
Vested and exercisable at September 30, 2024	20,208	$2.86	—	$3.10

2023 Omnibus Incentive Plan

Pursuant to the Incentive Plan the Board is authorized to grant awards of Class A common Stock, incentive stock options, non-statutory stock options, RSUs, performance-based RSUs ("PSUs"), and restricted stock in an aggregate amount up to 6,029,445 shares of Class A common stock to eligible recipients, as defined in the Incentive Plan. The Company recognized $2.2 million and $3.3 million of share-based compensation expense during the three and nine months ended September 30, 2025. respectively. The Company recognized $0.4 million and $3.0 million of share-based compensation expense during the three and nine months ended September 30, 2024, respectively. Share-based compensation expense is included within selling and administrative expenses in the Consolidated Statements of Income.

PSUs

During the nine months ended September 30, 2025, the Company's Compensation Committee determined that the performance targets under the PSU awards granted in 2024 were not met, and therefore none of such PSUs vested. The Company had no unrecognized compensation expense associated with PSUs as of September 30, 2025.

Time-based RSUs

During the three and nine months ended September 30, 2025, the Company granted 251,298 and 1,936,351 time-based RSUs, respectively. During the three and nine months ended September 30, 2024, the Company granted 218,400 and 1,255,686 time-based RSUs, respectively. These RSUs generally vest one-third on the first anniversary of the grant date and in equal quarterly installments over the next two years.

For these time-based RSUs, the Company recognized stock-based compensation in the Consolidated Statement of Stockholders' (Deficit) Equity as Additional Paid-In Capital and stock-based compensation expense on the Consolidated Statements of Income during the three and nine months ended September 30, 2025 of $0.7 million and $1.7 million, respectively, and $0.4 million and $1.9 million during the three and nine months ended September 30, 2024, respectively. The Company had unrecognized compensation expense associated with time-based RSUs of $4.0 million and $2.4 million as of September 30, 2025 and December 31, 2024, respectively. RSU and PSU award activity for the nine months ended September 30, 2025 and 2024 is as follows:

	Number of RSUs	RSU Weighted-average grant date fair value
Outstanding at January 1, 2025	1,624,687	$2.40
Granted	1,936,351	$1.87
Vested	(734,480)	$2.36
Forfeited	(280,687)	$1.90
Outstanding at September 30, 2025	2,545,871	$2.06

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Number of RSUs	RSU Weighted-average grant date fair value
Outstanding at January 1, 2024	1,352,085	$3.59
Granted	1,255,686	$1.88
Vested	(704,391)	$3.60
Forfeited	(126,989)	$2.48
Outstanding at September 30, 2024	1,776,391	$2.45

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

Management determined that EPS for periods prior to the Merger was not considered meaningful due to the complexities of determining the weighted average stock outstanding as a result of the recapitalization. Accordingly, the computation of loss per share and weighted average common stock outstanding has only been presented for the period from the date of transaction close through September 30, 2025, as follows (in thousands, except for share and net income (loss) per share amounts):

	Three Months Ended June 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Bitcoin Depot Inc. - basic and diluted	$5,544	$(941)	$15,807	$(7,460)
Denominator:
Weighted average common stock outstanding - basic and diluted	67,822,957	20,701,447	42,165,276	18,908,391
Net income (loss) per share - Bitcoin Depot Inc.	$0.08	$(0.05)	$0.37	$(0.39)

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	September 30, 2025	December 31, 2024
PubCo Warrants - Public and Private	43,848,750	43,848,750
PubCo Class E Common Stock - Earnouts Units	—	1,075,761
BT OpCo Exchangeable Non-Controlling Interest(1) (2)	—	44,093,024
BT OpCo Earnouts Units(1)	15,000,000	15,000,000
2023 Incentive Plan RSU awards	2,545,871	1,624,687

(1)
Held at BT Assets and exchangeable into Class A common stock of the Company or cash upon the occurrence of certain conditions.
(2)
Held at BT Assets and can be exchanged into Class A common stock of the Company.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(18) Leases

Floorspace leases

The Company has obligations as a lessee for floorspace. Generally, these lease arrangements meet the short-term lease criteria when the floorspace leases are cancellable by the Company upon notice of 30 days or less. Accordingly, for the leases that are cancellable, the Company has elected and applied the practical expedient that allows the Company to recognize short-term lease payments on a straight-line basis over the lease term on the Consolidated Statements of Income. For those floorspace leases that have a noncancellable term greater than 12 months, the Company records ROU assets and lease liabilities and presents them as operating leases. The Company recognized right of use assets and a lease liability of $0.0 million for the three and nine months ended September 30, 2025, and $2.2 million for the year ended December 31, 2024 as a result of the non-cash transaction related to floorspace operating leases.

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

During the year ended December 31, 2024, the Company entered into lease agreements for the lease of 1,186 new BTMs. The leases have noncancellable lease terms ranging from 24 months to 36 months. The Company will acquire the assets for a bargain purchase price of $1 at the end of their terms. Due to the bargain purchase option, the Company classified the new leases as a finance lease. The Company recognized right of use assets and a lease liability of $3.4 million for the year ended December 31, 2024 as a result of the non-cash transaction related to the finance leases. No new BTM kiosk lease agreements have been entered into during the nine months ended September 30, 2025.

The components of the lease expense are as follows (in thousands, except lease term and discount rate figures):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Finance lease expense:
Amortization of right-of-use-assets	$351	$884	$1,076	$3,469
Interest on lease liabilities	143	310	543	1,049
Total finance lease expense	494	1,194	1,619	4,518
Operating lease expense	292	299	888	660
Short-term lease expense	9,577	9,730	28,213	27,125
Total lease expense	$10,363	$11,223	$30,720	$32,303

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Other information:
Operating cash flows used for finance leases	$(156)	$(320)	$(582)	$(1,088)
Operating cash flows used for operating leases	$(284)	$(340)	$(935)	$(749)
Financing cash flows used for finance leases	$(866)	$(2,049)	$(2,539)	$(6,242)

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term - finance leases	1.1 years	1.7 years
Weighted-average remaining lease term - operating leases	2.9 years	3.0 years
Weighted-average discount rate - finance leases	18.2%	18.2%
Weighted-average discount rate - operating leases	16.9%	16.9%

Maturities of the lease liability under the noncancellable operating leases as of September 30, 2025 are as follows (in thousands):

Operating Leases
Remainder of 2025	$269
2026	1,079
2027	632
2028	425
2029	164
Thereafter	84
Total undiscounted lease payments	2,653
Less: imputed interest	(544)
Total operating lease liability	2,109
Less: operating lease liabilities, current	(796)
Operating lease liabilities, net of current portion	$1,313

Maturities of the lease liability under the noncancellable finance leases as of September 30, 2025 are as follows (in thousands):

Finance Leases
Remainder of 2025	$1,033
2026	1,754
2027	384
2028	—
Total undiscounted lease payments	3,171
Less: imputed interest	(304)
Total finance lease liability	2,867
Less: current installments of obligations under finance leases	(2,375)
Obligations under finance leases, excluding current installments	$492

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On February 26, 2025, Lux Vending, LLC and Bitcoin Depot Operating, LLC (the “Company”) were served with a civil complaint from the Attorney General of the State of Iowa (the “Iowa AG”) in connection with a suit filed against us by the Iowa AG, on behalf of the state of Iowa, in the Iowa District Court for Polk County. The complaint alleges that both subsidiaries violated certain provisions of the Iowa Consumer Fraud Act as a result of Bitcoin withdrawals made from our ATMs being used by our customers to make payments under a variety of fraudulent schemes. The complaint further alleges that the defendants should have known that the purpose of these withdrawals was to make payment under such schemes and that the defendants should have taken additional steps to protect its customers. The complaint is seeking a preliminary and permanent injunction against the subsidiaries from either operating in Iowa or further violating the Iowa Consumer Fraud Act as well as monetary penalties. The IA AG has not sought or been granted injunctive relief. The Company filed its Answer on April 17, 2025. The Company served its discovery requests to the IA AG and the IA AG continues to produce documents. The IA AG recently served discovery requests on the Company on October 23, 2025.

On August 5, 2025, Bitcoin Depot, Inc. (the “Company”) received notice that a class action lawsuit was filed in the U.S. District Court for the Northern District of Georgia. The complaint, brought by a Georgia resident on behalf of a proposed nationwide class and Georgia subclass, alleges that the Company failed to adequately safeguard, monitor, and protect the personally identifiable information (“PII”) of approximately 27,000 customers, which was allegedly compromised in a data breach discovered in June 2024. At that time, law enforcement requested Bitcoin Depot not publicly disclose the data breach until it completed its investigation. In July 2025, law enforcement lifted its hold and Bitcoin Depot provided notice to the potentially impacted consumers.

The complaint asserts eight causes of action, including negligence, negligence per se (based on alleged violations of FTC guidelines), invasion of privacy, breach of implied contract, unjust enrichment, breach of fiduciary duty, and violations of Georgia’s Uniform Deceptive Trade Practices Act and attorneys’ fees statute. The plaintiff seeks actual and compensatory damages, equitable and injunctive relief, credit monitoring for at least three years, restitution, disgorgement, punitive damages, attorneys’ fees, and class certification. On October 27, 2025, the Company filed a Motion to Dismiss the Plaintiff’s Complaint in its entirety on several grounds including lack of standing, failure to allege concrete harm, and lack of causation.

In 2025, thirteen states have passed legislation to regulate use of virtual currency kiosks, with such legislation already in effect in twelve of these states. The remaining state will go into effect on January 1, 2026. We cannot predict the full impact these laws, or any similar pending or future legislation, may have on our financial condition or results of operations, nor can we predict the likelihood of such bills becoming law. The new laws are largely consistent with what was reported in our most recent 10-K, see Part I, Item 1A, “Risk Factors - Risks Related to Government Regulation and Privacy Matters - The digital financial system is novel. As a result, policymakers are just beginning to consider what a regulatory regime for cryptocurrencies should look like and the elements that would serve as the foundation for such a regime. If we are unable to effectively react to future proposed legislation and regulation of cryptocurrencies or cryptocurrency businesses, our business, operating results, and financial condition could be adversely affected.” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Financial and tax regulations

Legislation or guidance may be issued by U.S. and non-U.S. governing bodies, including the Financial Crimes Enforcement Network (“FinCEN”) and the Internal Revenue Service (“IRS”), that may differ significantly from the Company’s practices or interpretation of the law, which could have unforeseen effects on our financial condition and results of operations, and accordingly, the related impact

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

on our financial condition and results of operations is not estimable. Prior to 2022, the IRS concluded an examination of the Company related to certain regulatory reporting requirements related to cryptocurrency sales to certain customers. Based on the outcome of the examination, the Company has concluded it is not probable that any fines or penalties will be assessed against the Company. As a result, no accrual has been recorded in the accompanying consolidated financial statements.

(20) Subsequent Events

On October 6, 2025, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company agreed to sell and issue in a registered direct offering 4,285,716 shares of the Company’s Class A common stock, par value $0.0001 per share, at a purchase price per share of $3.50 per share. The offering closed on October 8, 2025.

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

Business Overview

Bitcoin Depot owns and operates the largest network of Bitcoin ATMs (“BTMs” or "BTM kiosks") in North America where customers can buy and sell Bitcoin. Bitcoin Depot helps power the digital economy for users of cash.

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

In August 2025, we acquired the assets of Westcliff Technologies Inc. dba. National Bitcoin ATM ("NBATM"). The acquisition adds over 500 kiosks in 27 states to Bitcoin Depot’s network. Pursuant to the terms of the purchase agreement, the seller will continue to operate the purchased kiosks until they are converted to the Bitcoin Depot operating platform during the conversion period which is expected to last roughly three months from the transaction date. Unconverted kiosks with their associated revenues and expenses have been excluded from the Company's results for the current quarter.

As of September 30, 2025, our offerings included approximately 9,276 BTMs in retail locations throughout the U.S., Canada and Australia, our BDCheckout product, which is accepted at approximately 16,345 retail locations, and our mobile app. We maintain a leading position among cash-to-Bitcoin BTM operators in the U.S. and Canada.

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

Bitcoin Depot’s largest BTM deployment as of September 30, 2025 is with Circle K, a convenience store chain of over 9,000 stores in North America and over 5,000 stores in Europe and other international markets. We are the exclusive provider and operator of BTMs for Circle K in the U.S. and Canada, and as of September 30, 2025 we have installed our BTMs in approximately 750 Circle K stores. We also have BTM kiosks deployed in other convenience stores, gas stations, grocery stores, pharmacies, and shopping malls.

Cryptocurrencies

Our revenues, $498.8 and $436.9 million for the nine months ended September 30, 2025 and 2024, respectively, have not been correlated to the price of Bitcoin historically, even in light of volatile Bitcoin prices. For example, our revenue during the trailing twelve months ended September 30, 2025 increased by 8.6% compared to the same period ended September 30, 2024, while the market price of Bitcoin increased by 87.5% during the same period. Based on our own user surveys, a majority of our users use our products and services for non-speculative purposes, including domestic and international remittances, online purchases, among others.

We use a sophisticated Bitcoin management process to reduce our exposure to volatility in Bitcoin prices by maintaining a relatively low balance (typically less than $1.0 million) of Bitcoin at any given time specifically for revenue-generating operations, which we believe differentiates us from our competition. Our typical practice is to purchase Bitcoin through a liquidity provider such as Cumberland DRW or Abra. We replenish our Bitcoin only through purchases from leading Bitcoin liquidity providers and do not engage in any mining of Bitcoin ourselves. Our sophisticated replenishment process enables us to satisfy our users’ Bitcoin purchases with our own Bitcoin holdings yet maintain relatively small balances of Bitcoin to effectively manage our principal risk related to our operations. There are two main components of the working capital required in our operations. On the Bitcoin side, we maintain Bitcoin in our hot wallets to fulfill orders from users while we are automatically placing orders with liquidity providers and exchanges to replenish the Bitcoin we have sold to users. The second component to working capital is the cash that accumulates in our BTM kiosks. As users insert cash into the BTM kiosks, cash accumulates until armored carriers collect the cash and process it back to our bank accounts. We typically maintain a variable level of cash in the BTM kiosks at all times. Cash in BTM kiosks as of September 30, 2025 was approximately 28.2% of average monthly revenues for the trailing twelve months ended September 30, 2025.

In June 2024, the Company began allocating a portion of its cash reserves to Bitcoin. As of September 30, 2025 and December 31, 2024, the Company held approximately $11.4 million and $0.6 million, respectively, of Bitcoin allocated to its treasury strategy.

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

Significant changes or developments in U.S. laws and policies, such as laws and policies surrounding international trade, foreign affairs, consumer protection, and environmental impact, among others, could materially adversely affect our business and financial condition. Furthermore, due to the overturning of the Chevron doctrine, which provided for judicial deference to regulatory agencies, we cannot be sure whether there will be increased challenges to existing federal agency regulations or how lower courts will apply the decision, which could impact regulation of financial instructions, environmental regulation, consumer protection, advertising, privacy, artificial intelligence, and other regulatory regimes with which we are required to comply in an unpredictable manner. Finally, we cannot predict how the slew of executive orders issued by the new presidential administration might impact our operations and financial condition, particularly given the likelihood of increasing legal challenges to these executive orders. For further discussion, see Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

In 2025, thirteen states have passed legislation to regulate use of virtual currency kiosks, with such legislation already in effect in twelve of these states. The remaining state will go into effect on January 1, 2026. We cannot predict the full impact these laws, or any similar pending or future legislation, may have on our financial condition or results of operations, nor can we predict the likelihood of such bills becoming law. The new laws are largely consistent with what was reported in our most recent 10-K, see Part I, Item 1A, “Risk Factors - Risks Related to Government Regulation and Privacy Matters - The digital financial system is novel. As a result, policymakers are just beginning to consider what a regulatory regime for cryptocurrencies should look like and the elements that would serve as the foundation for such a regime. If we are unable to effectively react to future proposed legislation and regulation of cryptocurrencies or cryptocurrency businesses, our business, operating results, and financial condition could be adversely affected.” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

	Three Months Ended
	September 30	June 30	March 31	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
	2025			2024				2023
Installed kiosks (at period end)	9,276	8,978	8,483	8,457	8,304	8,068	7,061	6,334	6,404	6,351	6,441
Kiosks held with logistics providers	1,695	1,736	2,314	2,117	2,506	758	587	898	842	981	891
Returning user transaction count	5.6	5.6	6.3	6.3	7.3	7.1	7.7	8.3	9.1	9.2	10.0
New user count	25,254	25,007	23,426	22,490	20,818	20,971	20,689	22,229	27,685	30,710	32,260
Median kiosk transaction size (in $)	350	300	300	280	250	230	205	200	200	200	200
Lifetime value	5,269	5,221	5,146	5,065	5,022	4,960	4,838	4,755	4,659	4,539	4,387

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

Returning User Transaction Count

This metric provides an indicator of user retention and our competitive advantage relative to our peers, as well as the trajectory of cryptocurrency adoption, and allows us to make strategic decisions. We define returning user transaction count as the average number of aggregate transactions completed at any kiosk in the four quarters trailing the quarter in which a given user’s first transaction occurred, measured only for users who complete more than one transaction. For example, as of September 30, 2025, users who first transacted at one of our kiosks during the three months ended September 30, 2024 and who subsequently completed a second transaction completed an average of 5.6 transactions over the twelve months following their initial transaction.

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

Lifetime Value

This metric provides information to analyze user behavior as well as evaluate our performance and formulate financial projections. We define customer lifetime value as the average cumulative dollar value of all purchases by users acquired from inception through the current quarter. For example, as of September 30, 2025, users who have completed at least one transaction between 2016 and September 30, 2025 have transacted a total of $5,269 on average.

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

Components of Results of Operations

Revenue

We generate substantially all of our revenue from the cash paid by customers to purchase Bitcoin from our kiosks. For example, approximately 99.8% of our revenue in the three months ended September 30, 2025 was derived from the sale of our cryptocurrency, including the markup at which we sell cryptocurrency to users (which can vary between BDCheckout and BTM kiosks) and a separate flat transaction fee. These user-initiated transactions are governed by terms and conditions agreed to at the time of each point-of-sale transaction and do not extend beyond the transaction.

For the periods presented, the markup percentage for BTM kiosk transactions ranged between 15% and 50%, of the USD amount of the transaction with such markup rates historically having been, and continuing to be, subject to fluctuation as a result of our ongoing price strategy testing. The markup percentage for BDCheckout transactions has been 15% since the rollout of this type of transaction in 2022. Finally, the Company receives a commission as a percentage for our website transactions which was 12% through September 30, 2025. Markup percentages are determined by examining user transaction patterns in various geographic locations, based on ongoing markup rate testing, with the ultimate aim of optimizing profitability, growth and user base.

For each Bitcoin transaction on our kiosks and within BDCheckout, the cryptocurrency price displayed to users includes the exchange rate at which we sell Bitcoin to users as well as a separate flat transaction fee. As of September 30, 2025, we charge (i) a flat $3.00 fee on all transactions at BTM kiosks, which generally corresponds to the costs underlying such transactions and (ii) a flat $3.50 fee on BDCheckout transactions, which is what our payment provider, InComm, charges us to facilitate transactions using InComm’s network.

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

Results of Operations

Comparison between Three Months Ended September 30, 2025 and Three Months Ended September 30, 2024

The following table sets forth selected historical operating data for the periods indicated (unaudited):

	Three Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change

Statements of Income Information:
Revenue	$162,482	$135,271	$27,211	20.1%
Cost of revenue (excluding depreciation and amortization reported separately below)	132,357	112,853	19,504	17.3%
Operating expenses
Selling, general and administrative	16,443	14,694	1,749	11.9%
Depreciation and amortization	1,900	2,245	(345)	(15.4)%
Total operating expenses	18,343	16,939	1,404	8.3%
Income from operations	11,782	5,479	6,303	115.0%
Other income (expense)
Interest (expense)	(4,133)	(2,907)	(1,226)	42.2%
Other income	905	103	802	778.6%
(Loss) on foreign currency transactions	(25)	(29)	4	(13.8)%
Income before provision for income taxes and non-controlling interest	8,529	2,646	5,883	222.3%
Income tax expense	(3,042)	(347)	(2,695)	776.7%
Net income	$5,487	$2,299	$3,188	138.7%
Net (loss) income attributable to non-controlling interest	$(57)	$3,238	$(3,295)	(101.8)%
Net income (loss) attributable to common stockholders	$5,544	$(939)	$6,483	(690.4)%

Revenue

Revenue increased by $27.2 million, or 20.1% for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 primarily due to an increase in total kiosks in operation during 2025, and an increase in the median transaction size.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue (excluding depreciation and amortization) increased by $19.5 million, or 17.3% for the three months ended September 30, 2025, as compared to the three months ended June 30, 2024, primarily due to the increase in transaction volume.

The following table sets forth the components of the cost of revenue (excluding depreciation and amortization) for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Cryptocurrency Expenses	$116,318	$97,555	$18,763	19.2%
Floorspace Leases	9,804	10,007	(203)	(2.0)%
Kiosk Operations	6,235	5,291	944	17.8%
Total of Cost of Revenue (excluding Depreciation and Amortization)	$132,357	$112,853	$19,504	17.3%

Floorspace Leases

Our floorspace lease expenses decreased by $0.2 million, or 2.0% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was due to more favorable lease terms on leases in the third fiscal quarter of 2025 compared to the same quarter in 2024.

Kiosk Operations

Our kiosk operations costs increased by $0.9 million or 17.8% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. Our kiosk operations consisted of armored cash collection, bank fees, software costs, insurance and repair and maintenance. The increase in kiosk operations costs was attributable to the growth in active kiosks deployed in 2025 as compared to the same period of the prior year.

Operating expenses

Selling, general and administrative expenses increased by $1.7 million, or 11.9% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was driven by higher share-based compensation and indirect taxes incurred in the third quarter of 2025 compared to the same period in 2024.

Other (expense) income

Other expense increased by $0.4 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily driven by increased interest expense, partially offset by the recognition of a $0.7 million unrealized gain on Bitcoin held for investment.

Comparison between Nine Months Ended September 30, 2025 and Nine Months Ended September 30, 2024

The following table sets forth selected historical operating data for the periods indicated (unaudited):

	Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change

Statements of Income Information:
Revenue	$498,816	$436,876	$61,940	14.2%
Cost of revenue (excluding depreciation and amortization reported separately below)	402,830	370,848	31,982	8.6%
Operating expenses
Selling, general and administrative	44,992	44,062	930	2.1%
Depreciation and amortization	5,666	8,184	(2,518)	(30.8)%
Total operating expenses	50,658	52,246	(1,588)	(3.0)%
Income from operations	45,328	13,782	31,546	228.9%
Other income (expense)
Interest (expense)	(11,927)	(10,731)	(1,196)	11.1%
Other income	2,145	143	2,002	1,400.0%
Income (loss) on foreign currency transactions	95	(294)	389	(132.3)%
Income (loss) before provision for income taxes and non-controlling interest	35,641	2,900	32,741	1,129.0%
Income tax expense	(5,656)	(479)	(5,177)	1,080.8%
Net income	$29,985	$2,421	$27,564	1,138.5%
Net income attributable to non-controlling interest	14,178	7,459	6,719	90.1%
Net income (loss) attributable to common stockholders	$15,807	$(5,038)	$20,845	(413.8)%

Revenue

Revenue increased by $61.9 million, or 14.2% for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to an increase in total kiosks in operation during 2025, and an increase in the median transaction size.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue (excluding depreciation and amortization) increased by $32.0 million, or 8.6% for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to the increase in transaction volume.

The following table sets forth the components of the cost of revenue (excluding depreciation and amortization) for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Cryptocurrency Expenses	$356,826	$327,778	$29,048	8.9%
Floorspace Leases	28,934	27,663	1,271	4.6%
Kiosk Operations	17,070	15,407	1,663	10.8%
Total Cost of Revenue (excluding Depreciation and Amortization)	$402,830	$370,848	$31,982	8.6%

Floorspace Leases

Our floorspace lease expenses increased by $1.3 million, or 4.6% for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was attributable to the growth in active kiosks deployed in 2025 as compared to the same period of the prior year.

Kiosk Operations

Our kiosk operations costs increased by $1.7 million or 10.8% for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. Our kiosk operations consisted of armored cash collection, bank fees, software costs, insurance and repair and maintenance. The increase in kiosk operations costs was attributable to the growth in active kiosks deployed in 2025 as compared to the same period of the prior year.

Operating expenses

Selling, general and administrative expenses increased by $0.9 million, or 2.1% for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was primarily driven by higher legal services expenses in the nine months of 2025 compared to the same period in 2024.

Other (expense) income

Other expenses decreased by $1.2 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily driven by the recognition of a $1.9 million unrealized gain on Bitcoin held for investment, partially offset by higher interest expense.

Liquidity and Capital Resources

At September 30, 2025, we had working capital of approximately $37.1 million, which included cash and cash equivalents and other current assets of approximately $79.2 million, offset by accounts payable and other current liabilities of approximately $42.1 million. We reported net income of approximately $30.0 million during the nine months ended September 30, 2025.

At December 31, 2024, we had negative working capital of approximately $(6.3) million, which included cash and cash equivalents and other current assets of approximately $34.3 million, offset by accounts payable and other current liabilities of approximately $40.6 million.

During the nine months ended September 30, 2025 and September 30, 2024, we had positive cash flow from operations of $33.0 million and $17.3 million, respectively.

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

The following table presents a reconciliation of revenue to Adjusted Gross Profit for the periods indicated (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue	$162,482	$135,271	$498,816	$436,876
Cost of revenue (excluding depreciation and amortization)	(132,357)	(112,853)	(402,830)	(370,848)
Depreciation and amortization excluded from cost of revenue	(1,894)	(2,233)	(5,647)	(8,090)
Gross Profit	$28,231	$20,185	$90,339	$57,938
Adjustments:
Depreciation and amortization excluded from cost of revenue	$1,894	$2,233	$5,647	$8,090
Adjusted Gross Profit	$30,125	$22,418	$95,986	$66,028
Gross Profit Margin (1)	17.4%	14.9%	18.1%	13.3%
Adjusted Gross Profit Margin (1)	18.5%	16.6%	19.2%	15.1%

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

The following table presents a reconciliation of net income to Adjusted EBITDA for the periods indicated (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$5,487	$2,299	$29,985	$2,421
Adjustments:
Interest expense	4,275	2,907	12,069	10,731
Income tax expense	3,042	347	5,656	479
Depreciation and amortization	1,900	2,245	5,666	8,184
Unrealized loss on cryptocurrency held for investment	(690)	—	(1,911)	—
Non-recurring expenses (1)	4	297	286	1,204
Interest (income)	(142)	—	(142)	—
Share-based compensation	2,185	412	3,257	3,037
Special bonus	—	675	—	675
Adjusted EBITDA	$16,061	$9,182	$54,866	$26,731
Adjusted EBITDA margin (2)	9.9%	6.8%	11.0%	6.1%

(1)
Composed of non-recurring professional service fees related to the merger.
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

We began entering into kiosk franchise profit sharing arrangements in 2024. Under the terms of the agreements, the third parties receive a share in the profits generated by a group of specifically identified kiosks for a specified period of time with the consideration received up front. During the nine months ended September 30, 2025, we entered into five kiosk franchise profit sharing arrangements. We recorded debt of $20.7 million during the nine months ended September 30, 2025, as a result of these franchise profit sharing arrangements, maturing in March, April, June and August of 2033, with principal and interest paid monthly via profit sharing payments. We did not enter into any new kiosk franchise profit sharing arrangements during the three months ended September 30, 2025.

Cash Flows

The following table presents the sources of cash and cash equivalents for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash provided by operating activities	$33,033	$17,253
Cash (used in) investing activities	$(13,240)	$(10,506)
Cash provided by (used in) financing activities	$10,212	$(4,312)
Net increase in cash and cash equivalents (1)	$29,794	$2,470

(1) Includes effect of exchange rate changes on cash.

Operating Activities

Net cash provided by operating activities increased $15.8 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to a $27.6 million increase in net income driven by improved gross margin in 2025.

Investing Activities

Net cash used in investing activities increased $2.7 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to a $7.9 million increase in acquisition of BTC investment.

Financing Activities

Net cash provided by financing activities increased $14.5 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to a $20.8 million increase in proceeds from equity sales and a $12.6 million decrease in distributions, offset by a $9.8 million increase in payments on notes payable and $9.1 million paid in connection with the Up-C transaction.

Commitments and Contractual Obligations

As of September 30, 2025, the aggregate amount of our operating and finance lease obligations was approximately $5.0 million. As of September 30, 2025, we had no open purchase orders for kiosks.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2025. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, solely as a result of the material weaknesses in our internal control over financial reporting below.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to work with a third party advisor to remediate the control weaknesses and strengthen the overall control environment. To that end, we have developed comprehensive control matrices for business process controls, entity level controls, and IT general controls. Thorough testing and remediation development work are ongoing.

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

On February 26, 2025, Lux Vending, LLC and Bitcoin Depot Operating, LLC (the “Company”) were served with a civil complaint from the Attorney General of the State of Iowa (the “Iowa AG”) in connection with a suit filed against us by the Iowa AG, on behalf of the state of Iowa, in the Iowa District Court for Polk County. The complaint alleges that both subsidiaries violated certain provisions of the Iowa Consumer Fraud Act as a result of Bitcoin withdrawals made from our ATMs being used by our customers to make payments under a variety of fraudulent schemes. The complaint further alleges that the defendants should have known that the purpose of these withdrawals was to make payment under such schemes and that the defendants should have taken additional steps to protect its customers. The complaint is seeking a preliminary and permanent injunction against the subsidiaries from either operating in Iowa or further violating the Iowa Consumer Fraud Act as well as monetary penalties. The IA AG has not sought or been granted injunctive relief. The Company filed its Answer on April 17, 2025. The Company served its discovery requests to the IA AG and the IA AG continues to produce documents. The IA AG recently served discovery requests on the Company on October 23, 2025.

On August 5, 2025, Bitcoin Depot, Inc. (the “Company”) received notice that a class action lawsuit was filed in the U.S. District Court for the Northern District of Georgia. The complaint, brought by a Georgia resident on behalf of a proposed nationwide class and Georgia subclass, alleges that the Company failed to adequately safeguard, monitor, and protect the personally identifiable information (“PII”) of approximately 27,000 customers, which was allegedly compromised in a data breach discovered in June 2024. At that time, law enforcement requested Bitcoin Depot not publicly disclose the data breach until it completed its investigation. In July 2025, law enforcement lifted its hold and Bitcoin Depot provided notice to the potentially impacted consumers.

The complaint asserts eight causes of action, including negligence, negligence per se (based on alleged violations of FTC guidelines), invasion of privacy, breach of implied contract, unjust enrichment, breach of fiduciary duty, and violations of Georgia’s Uniform Deceptive Trade Practices Act and attorneys’ fees statute. The plaintiff seeks actual and compensatory damages, equitable and injunctive relief, credit monitoring for at least three years, restitution, disgorgement, punitive damages, attorneys’ fees, and class certification. On October 27, 2025, the Company filed a Motion to Dismiss the Plaintiff’s Complaint in its entirety on several grounds including lack of standing, failure to allege concrete harm, and lack of causation.

We are also party to various other legal proceedings and claims in the ordinary course of our business. We believe these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A. Risk Factors

For a complete discussion of the Company’s risk factors, see Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Other than as set forth immediately below, there have been no material changes to Risk Factors in the Company’s Annual Report since December 31, 2024.

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

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the fiscal quarter ended September 30, 2025, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

Date: November 13, 2025	By:	/s/ Brandon Mintz
	Name:	Brandon Mintz
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2025	By:	/s/ David Gray
	Name:	David Gray
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)