Form 10-K
period 2025-12-31
Bitcoin Depot Inc.
filed 2026-03-18
CIK 1901799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41305

Bitcoin Depot Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-3219029
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8601 Dunwoody Place, Sandy Springs, GA	30350
(Address of principal executive offices)	(Zip Code)

(678) 435-9604

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

☐	Large accelerated filer	☒	Accelerated filer

☐	Non-accelerated filer	☒	Smaller reporting company

		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 was approximately $114 million (based upon the $5.07 closing price on the NASDAQ).

As of March 12, 2026, the registrant had 5,722,398 shares outstanding of Class A common stock, par value $0.0001 per share, no shares outstanding of Series A preferred stock, par value $0.0001 per share, no shares outstanding of Class E common stock, par value $0.0001 per share, and 5,406,586 shares outstanding of Class M common stock, par value $0.0001 per share.

Bitcoin Depot Inc.

Annual Report on Form 10-K

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of Bitcoin Depot Inc. (the “Company” or “Bitcoin Depot”). Some risks of achieving any of these forward-looking statements include:

•
changes in domestic and foreign business, market, financial, political and legal conditions;
•
general macroeconomic conditions, including interest rates, inflation, changes in tariffs and trade restrictions, instability in the global banking system, economic downturns, and other global events, including regional wars and conflicts and government shutdowns;
•
failure to realize the anticipated benefits of the Merger (as defined herein);
•
future global, regional or local economic and market conditions;
•
the development, effects and enforcement of laws and regulations;
•
the Company’s business plan and its ability to manage future growth;
•
the Company’s ability to develop new products and services, bring them to market in a timely manner, and make enhancements to its business;
•
market adoption and future performance of cryptocurrencies;
•
anticipated trends, growth rates, and challenges in our business, the price, and market capitalization of crypto assets and in the markets in which we operate;
•
market acceptance of our products and services;
•
our ability to maintain, expand, and further penetrate our existing customer base;
•
future acquisitions of or investments in complementary companies, products, services, or technologies and our ability to successfully integrate such companies or assets;
•
the effects of competition on the Company’s business;
•
the Company’s ability to issue equity or equity-linked securities, to obtain debt financing or refinance existing indebtedness on satisfactory terms, or otherwise raise financing in the future;
•
the liquidity and trading of the Class A common stock, par value $0.0001 per share (the “Class A common stock”), and the warrants to purchase shares of Class A common stock (the “Warrants”);
•
the Company’s future financial performance;
•
the Company’s success in retaining or recruiting, or changes required in, its officers, key employees or directors;
•
the outcome of any potential litigation, government and regulatory proceedings, investigations and inquiries; and
•
other risks noted in this Annual Report on Form 10-K under the heading “Risk Factors,” and other documents that the Company will file, from time to time with the Securities and Exchange Commission (“SEC”).

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

PART I

Item 1. Business

Our Business

Business Overview

Bitcoin Depot owns and operates the largest network of Bitcoin ATMs (“BTMs” or, “kiosks”) across North America where customers can buy and sell Bitcoin. Bitcoin Depot helps power the digital economy for users of cash.

Our mission is to bring Crypto to the MassesTM. Digital means and systems dominate the way that consumers send money, make purchases, and invest; however, we believe that many people still utilize cash as their primary means of initiating a transaction, either as a necessity or as a preference. These individuals have largely been excluded from the digital financial system and associated technological advancements in our global and digitally interconnected society. Bitcoin Depot’s simple and convenient process to convert cash into Bitcoin via our BTMs and BDCheckout products, as supported by our full-service mobile app, enables not only these users, but also the broader public, to access the digital financial system. Our mobile app includes a buy online feature that connects consumers to a third-party service, Simplex powered by Nuvei, that allows consumers to buy Bitcoin without going to a kiosk or using BDCheckout.

As of December 31, 2025, our offerings included approximately 9,700 BTMs in retailer locations throughout the U.S., Canada, Australia and Hong Kong, our BDCheckout product, which is accepted at approximately 16,300 retail locations, and our mobile app. We maintain the leading position among cash-to-Bitcoin BTM operators in the U.S., representing an approximate 23% market share in the U.S., and a strong position in Canada. Our BTMs offer one-way exchange of cash-to-Bitcoin. We also operate a leading BTM device and transaction processing system, BitAccess, which provides software and operational capabilities to third-party BTM operators, which generates software revenue for the Company.

The charts below illustrate the number of BTMs and corresponding market shares for the leading BTM operators in the U.S. and Canada, as of December 31, 2025 (Note data is delayed from our actual active kiosks, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding kiosk information.):

(1) Source: coinatmradar.com as of December 31, 2025. Figures only account for cash-to-Bitcoin ATMs, which results in the exclusion of LibertyX.

Our diverse retail locations and intuitive transaction process make us a convenient option for our users, and our predictable minimum monthly rent payments to our retail partners where our kiosks are located make us an attractive option for these retailers. We have locations across the U.S., Canada, Australia and Hong Kong at, among others, the following type of retailers:

•
Convenience Stores and Gas Station Chains: Our largest BTM deployment to date is with Circle K, a convenience store chain with over 9,000 locations in North America and over 5,000 stores in Europe and other international markets. We are the exclusive provider and operator of BTMs for Circle K in the U.S. and Canada, and as of December 31, 2025, we have installed our BTMs in approximately 800 Circle K stores. As of December 31, 2025, Circle K has provided notice that it will not renew its contract with us.
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

The following map illustrates the number of BTMs we operate by U.S. and Australian state, Canadian province and Hong Kong as of January 31, 2026:

01 = Bitcoin Depot Kiosks
10,182 Locations
01 = BDCheckout Available
16,345 Locations
CANADA
British Columbia
30
Alberta
58
Saskatchewan
13
Manitoba
10
118 Ontario
Quebec
30
3
Newfoundland
Labrador
7
NB
1
PEI
8
Nova Scotia
Ottawa
UNITED STATES
204
341
WA
120
240
OR
104
2,084
CA
91
340
NV
59
ID
35
29
MT
16
22
WY
72
209
UT
239
888
AZ
193
592
CO
56
245
NM
30
38
ND
SD
37
97
NE
118
27
KS
OK
196
1,100
2,167
TX
MN
106
745
135
249
IA
181
140
MO
83
93
AR
161
196
LA
WI
189
311
MI
371
765
IL
IN
231
533
OH
475
159
250
KY
314
TN
104
100
MS
129
245
AL
513
373
GA
250
426
SC
NC
344
878
VA
303
992
WV
43
171
420
728
PA
NY
VT
NH
71
96
ME
MA
152
276
CT
17
43
RI
30
31
NJ
465
DE
46
MD
245
DC
15
27
FL
963
1,917
17
26
AK
24
HI
AUSTRALIA
Western Australia
Northern Territory
Queensland
74
South Australia
11
New South Wales
105
Australian Capital Territory
3
Victoria
62
3
Tasmania
HONG KONG
2

Both our revenue and transaction volumes have historically grown despite volatility in market prices for Bitcoin and other cryptocurrencies.

Our focus on robust compliance procedures and ease of use of our BTMs have helped create a powerful compounding effect: the convenience and quality of our platform provides a seamless experience for users transacting at our BTMs; thereby driving increased traffic and business at our retail partners; attracting more retailers to partner with us; and in turn driving even more users to our BTMs. Our scale and leadership position has enabled us to develop a deeper understanding of our users’ needs and continually innovate and launch new products and services, such as BDCheckout, further enhancing the value of our platform.

From our inception in July 2016 through December 31, 2025, we have completed more than 4.0 million user transactions, equating to approximately $3.4 billion in total transaction value. During the quarter ended December 31, 2025, we averaged approximately 16,602 new users, which we define as the total number of users who completed their first transaction during the quarter. In light of the nature of our transactions, no customer is close to accounting for 10% of our revenue. For the year ended December 31, 2025, we generated approximately $614.9 million of revenue, $4.7 million of net income, $56.4 million in Adjusted EBITDA (non-GAAP), and 17.2% of Gross Profit Margin for the same period. For the year ended December 31, 2024, we generated approximately $573.7 million of revenue, $7.8 million of net income, $39.7 million in Adjusted EBITDA (non-GAAP), and 15.9% of Gross Profit Margin for the same period. See the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non- GAAP Financial Measures” for information regarding our use of non-GAAP financial measures and a reconciliation of such financial measures.

Our Products

As of December 31, 2025, we operated a portfolio of approximately 9,700 owned and leased kiosks across 48 U.S. states, 10 Canadian provinces, 6 Australian states and Hong Kong. Within the United States, our kiosks and BDCheckout access points are located in zip codes containing approximately 69% of the U.S. population. While we are currently not operating kiosks in New York, we have applied for the license required to operate in New York. See “Risk Factors—Risks Related to Government Regulation and Privacy Matters” for more information.

BTM

Our kiosks are located in convenience stores, gas stations, pharmacies, grocery chains and shopping malls across North America and Australia. Our largest deployment across a single retail chain is with Circle K, which accounted for approximately 800 of our total number of deployed kiosks as of December 31, 2025. As of December 31, 2025, Circle K has provided notice that it will not renew its contract with us. We continuously monitor our BTM performance at each location, and at various times we relocate our BTMs to more profitable locations. The majority of our contracts contractually allow us to move our BTMs with a limited notification to our retail partners. At December 31, 2025, we had approximately 1,700 BTMs with our logistics providers to redeploy to new locations.

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

Our retail deployments are secured through negotiation with our retail partners. Contract terms are generally similar across the portfolio of retail partners, such as payment terms, service level agreements, rent, placement, and access. These contracts provide a recurring and stable source of revenue for our retail partners over a typical initial term of approximately five years, although our terms vary because of negotiations at the time of execution. As of December 31, 2025, our contracts with our top 10 retail partners had a weighted average remaining life of 1.2 years. Many of our contracts include auto-renewal features providing for additional one-year terms following the expiration of the initial term. Such contracts may be terminated at either party’s option by giving proper notice in accordance with the subject contract. Contracts with over a 12-month term allow for kiosks to be removed at our discretion, and this overall flexibility to move our BTMs allows us to not record a liability on the balance sheet related to these retail location leases.

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

Industry Trends

The adoption of cryptocurrencies as a medium of exchange has grown significantly since Bitcoin’s introduction in 2009 and cryptocurrency is continuing to become more mainstream among consumers. In 2025, centralized and decentralized exchanges reported approximately $86 trillion in cryptocurrency trading volume, and an estimated 30% of the U.S. adult population owns cryptocurrency.

Several notable developments have contributed to this growth, including broader acceptance of cryptocurrency on payment platforms, the proliferation of financial products offering investors exposure to cryptocurrencies, and market participants looking for ways to simplify transactions for the everyday consumer.

At the same time, consumers have become attracted to the accessibility and user experience of BTMs as an entry ramp into the digital financial system. Several companies began to work on BTM prototypes as early as 2013, and the BTM market has shown rapid growth since then. According to Coin ATM Radar, from January 1, 2017 to December 31, 2025, the total number of BTMs deployed grew from approximately 1,000 to 40,000, representing a CAGR of approximately 42%, with the vast majority of BTMs now located in North America. According to Coin ATM Radar, as of December 31, 2024, approximately 90% of installed BTMs worldwide reside in the U.S. and Canada, in which Bitcoin Depot had a market share of 25% and 8%, respectively.

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

(1) Source: 2025 Findings from the Diary of Consumer Payment Choice.

Our Competitive Strengths

We believe the below competitive strengths differentiate us from our competition and enhance our ability to compete.

•
Largest BTM Operator in North America

We are the largest operator of BTMs in North America with an approximately 23% market share as of December 31, 2025, according to Coin ATM Radar. As of December 31, 2025, we have approximately 9,700 active kiosks across 48 states in the U.S., 10 provinces in Canada, 6 states in Australia and Hong Kong. across convenience stores, gas stations, pharmacies, grocery chains and shopping malls. Bitcoin Depot’s strategically placed network of BTMs and BDCheckout access points are located in zip codes addressing approximately 69% of the U.S. population. Our strong presence has given us increased visibility among users and retail partners and has helped drive user traffic to our kiosks.

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

•
Robust Compliance Procedures

We complete our customer Know Your Customer (“KYC”) process prior to permitting a user to transact. In October 2025 we announced the roll out of new compliance standards that make Bitcoin Depot one of the only operators in the industry to require customers to provide identification before transacting for any amount of money. We have invested in and maintain robust, multi-layer compliance procedures to evaluate potential users, open user accounts and monitor transactions at our BTMs. Our compliance team, comprised of 20 individuals, has over 100 years of combined experience in Anti-Money Laundering ("AML"), Bank Secrecy Act ("BSA"), Office of Foreign Assets Control ("OFAC") and Consumer Protection compliance. For KYC verification for any given user transacting at our kiosks is generally based on the user’s proposed transaction amount with us. Generally, verification involves collecting users’ names, email addresses, phone numbers, driver’s licenses or other ID, social security numbers and photos of each user. Further, our BTMs take photos throughout the transaction process, which allows us to verify that users match the identifying information that has been provided during the KYC process. We utilize blockchain analytics and work with various third parties for transaction monitoring, case management and regulatory filings and reporting. We prioritize proactive reporting procedures in accordance with local, state, and federal requirements. Our compliance systems routinely reject user applicants that fail authentication requirements, and bans users from transacting at our kiosks and via BDCheckout when our compliance team discovers suspicious activity or when the users violate our terms of service (which can be accessed on our website) to which users agree prior to transacting at a BTM or during the BDCheckout transaction process, as applicable. These user bans represent approximately 4% of our overall transaction volumes in a given month. We do not believe there are any material challenges related to conducting KYC at a kiosk. We believe many of our retail partners have selected us to be their BTM provider based on our focus and commitment to robust compliance.

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

Our Strategies

We intend to continue to grow our business by employing the following strategies:

•
Geographical and Retailer Expansion

We intend to continue to expand into more physical locations at our existing partners as well as build new partner relationships for further greenfield market penetration. Our broad footprint and user base present an opportunity for us to offer additional products and services in the future, which we believe will further strengthen and grow our user base. To expand into new geographies, we have applied for a license to operate in the state of New York, a market we believe could support thousands of kiosks, an estimate we adopted based on other states with more established BTM networks and comparable populations, such as Florida. Finally, approximately 90% of BTMs worldwide are in North America, according to Coin ATM Radar as of December 31, 2024, presenting an attractive international expansion opportunity for us. Various countries have begun accepting cryptocurrency as a legal form of payment, which we believe is going to accelerate the adoption of cryptocurrency and offer us an opportunity to establish a presence in these countries.

•
Leverage Scale and Profitability to Reinvest in the Business

We operate the largest network of BTMs in North America. We have generated positive net income and cash flow from operations every year since our inception. For the years ended December 31, 2025 and 2024, we generated revenue of approximately $614.9 million and $573.7 million, respectively, gross profit of $113.3 million and $81.5 million, respectively, and cash from operations of $34.0 million and $22.5 million, respectively. We currently intend to reinvest the majority of the profits back in our business to continue to develop new products and services to address the needs of our users, allowing us to achieve further brand recognition and brand loyalty and grow our user base.

•
Strategic Acquisitions and Partnerships

Provided we are able to secure appropriate opportunities, we intend to pursue inorganic growth in the form of strategic bolt-on acquisitions to build on our leading market position and to supplement our in-house capabilities in both hardware kiosks and software that run on these kiosks as well as any product or service that provides Bitcoin access in a retail setting. In addition, we continue to look for potential acquisitions to diversify into near neighbor and complimentary lines of business where we can leverage our leading compliance structure and know how.

•
Grow Volume of Retail Transactions Through BDCheckout

We launched BDCheckout in June 2022 and as of December 31, 2025, it is available at approximately 16,000 retail locations across North America, including convenience stores, gas stations, pharmacies, grocery chains and shopping malls. BDCheckout enables our users to load cash into their accounts at the checkout counter at retailer locations, and then use those funds to purchase Bitcoin using the same fee structure in place at our kiosks, thereby lowering our required upfront capital expenditures and operating expenses and providing us with additional revenues from the sale of Bitcoin. For more information about how we generate our revenue, please see the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations—Revenue.” We intend to fully capitalize on this by actively targeting our users with BDCheckout through online advertising and our free mobile app. We believe the expansion of BDCheckout to new locations across the U.S. and Canada will diversify our revenue streams as well as further grow our transaction volumes, revenue and profitability.

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

During 2024 and 2025, we entered into twelve franchise profit sharing arrangements. Under the terms of the agreements, the counterparties receive a share in the profits generated by a group of specifically identified kiosks. The agreements mature between February 2029 and February 2033.

In January 2025, we deployed 50 additional Bitcoin ATMs through a partnership with a prominent operator in the Texas Panhandle. This expansion directly addressed growing demand for cash-to-crypto access in the Southwest, further strengthening our regional footprint.

The latter half of 2025 was defined by aggressive network scaling. Through the strategic acquisitions of Pelicoin and National Bitcoin ATM, we integrated over 500 kiosks across 27 states, effectively consolidating our domestic footprint. We also achieved a major international milestone by launching in Hong Kong, marking our strategic entry into the Asian market, proving further scalability of our kiosk footprint beyond North America

Entering January 2026, we completed a strategic leadership transition, appointing Scott Buchanan as CEO while founder Brandon Mintz moved to an Executive Chairman role. Simultaneously, we finalized the acquisition of Instant Coin Bank, further consolidating our presence in Texas and Oklahoma and reinforcing our position as the leading BTM operator in North America.

On February 27, 2026, the Company acquired Kutt, Inc., a peer-to-peer (“P2P”) social betting platform that enables users to create and participate in wagers directly with one another on publicly verifiable outcomes. The acquisition marks Bitcoin Depot’s first entry into the P2P social betting market and reflects the Company’s broader strategy to diversify its product offerings beyond its core Bitcoin ATM business. Founded in 2019, Kutt lets users set the terms of their bets across a range of markets, including sports, entertainment, and other real-world events. Unlike traditional sportsbooks, Kutt does not act as the counterparty to wagers. Instead, Kutt provides a consumer-friendly platform for users to engage directly with one another in a social, community-driven environment.

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

Several private companies and wholly-owned subsidiaries of other publicly traded companies may be considered to be our competitors, including BitNational, Bitstop, Byte Federal, Inc., Cash2Bitcoin.com, Coin Hub, Coin Flip Bitcoin ATMs, Coinme, Instacoin, Moon Inc., dba LibertyX, a division of NCR Atleos Corporation, Localcoin, National Bitcoin ATM, and RockItCoin, among others.

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

Sales and Marketing

Our sales team focuses principally on maintaining relationships with our existing retail partners and developing new relationships with national, regional and local retailers. The team is organized into groups that specialize in marketing to specific retail industry segments, which allows us to tailor our offering to the specific requirements of each retail partner. As of December 31, 2025, our sales and marketing teams consisted of 19 employees. Those who are exclusively focused on sales typically receive a combination of base salary and an incentive-based compensation.

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

Research and Development

We invest in ongoing research to develop new software solutions and services and enhance existing solutions with additional functionality and features required to ensure regulatory compliance. Product-specific enhancements are largely user-driven with recommended enhancements formally gathered through survey results, strategic initiatives meetings and ongoing user contact. We also continually evaluate and implement process improvements that expedite the delivery of new products, services and enhancements to our users and reduce related costs. For instance, our research and development capabilities and efforts resulted in the successful launch and deployment of BDCheckout, recently at thousands of major retailers. Associated costs are recorded in Selling, general and administrative expense on the Consolidated Statements of Income and are not material.

Our Retail Partners

In the U.S., we have contracts with over 50 major national and regional retailers, including convenience stores, supermarkets, drug stores, and other high-traffic retail chains, which represent approximately 2,700 BTMs. Circle K was the largest retailer in our portfolio, representing approximately 18% and 23% of our total revenues for the years ended December 31, 2025 and 2024, respectively. The underlying retail agreement with Circle K had an initial term of five years. As of December 31, 2025, our contract with Circle K had a remaining life of 0.5 years and Circle K has provided notice that it will not be renewed. We intend to relocate kiosks currently located at Circle K stores. The number of kiosks that will require relocation is in line with our preexisting relocation plan and as a result we do not expect the expiration of the Circle K agreement to have a materially negative impact on our revenues going forward. Our other top ten retail partners (excluding Circle K) comprise 8.2% of our retail locations. Contracts with these other nine retail partners have a weighted average remaining life of 2.0 years as of December 31, 2025. Many of our contracts include auto-renewal features providing for additional one-year terms following the expiration of the initial term. Such contracts may be terminated at either party’s option by giving proper notice in accordance with the subject contract. The terms of our retail partner contracts vary because of negotiations at the time of execution. In addition, through BDCheckout, our users can now load cash into their accounts at the checkout counter at approximately 16,000 retailer locations, and then use those funds to purchase Bitcoin.

Our Vendors/Suppliers

Cumberland DRW

Cumberland DRW ("Cumberland") is one of our co-primary liquidity providers from whom we purchase Bitcoin that we sell to our users. We have had a relationship with Cumberland for over four years. Cumberland is a leading OTC liquidity provider in the digital financial system. The company has operations globally and is owned by DRW, a diversified principal trading firm with more than 25 years of experience in multiple asset classes around the world.

Abra

Abra is one of our co-primary liquidity providers from whom we purchase Bitcoin that we sell to our users. We have had a relationship with Abra for almost two years. Abra is a financial services and technology company that operates a cryptocurrency wallet service including a trading service for buying and selling cryptocurrencies and a service for earning interest on cryptocurrencies and stablecoins.

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

Lease Providers

We utilize three major lessors to finance approximately 3,500 of our BTMs. We believe these lessors are experienced in lease transactions and have adequate equity reserves. We have been able to negotiate with several lease providers and are able to receive market rates for these lease arrangements. As of December 31, 2025, we have lease commitments to acquire all the kiosks for a bargain purchase option at the end the lease term.

User Transactions

We hold an amount of Bitcoin in a hot wallet that we own and send Bitcoin to users from that wallet when transactions are completed at a BTM or through BDCheckout. We replenish our hot wallet from time to time through open market purchases of Bitcoin with certain liquidity providers. When a user buys Bitcoin from us, the purchase price is based on the spot price of Bitcoin at the time of the user’s transaction. When a user sells Bitcoin to us, such Bitcoin is held in a Bitcoin Depot hot wallet for a period of time, which could be up to several days, until such Bitcoin is later sold through a liquidity provider to fund operations or is resold to users transacting at BTM kiosks or through BDCheckout; however, the volume of transactions of this type are de minimis. Our policy for transfers from our hot wallet (the private keys to which are stored in geographically dispersed locations throughout the U.S.) that do not involve fulfilling user purchases require dual approval by our Chief Executive Officer and Executive Chairman. Transfers from our hot wallet to fulfill user purchases occur automatically through an application program interface that is secured by passwords and login credentials.

We do not custody Bitcoin for our kiosk users. Our relationship with our primary liquidity provider allows us to purchase Bitcoin to quickly replenish amounts sold to users, which means that we hold relatively small amounts of Bitcoin for customer sales at any given time. Due to the minimal amount of Bitcoin held at any given time (typically less than $2.0 million) in our hot wallets to fulfill orders from users while we are automatically placing orders with liquidity providers and exchanges to replenish the Bitcoin we have sold to users, coupled with our high transaction volumes, we do not store Bitcoin in cold wallets.

Human Capital

As of December 31, 2025, we had 135 full-time employees, most of whom were in the United States. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages. We believe we have a positive relationship with our employees.

We believe that our success is driven by our employees. Therefore, we strive to drive their own professional growth, success and wellbeing. Our human capital strategy focuses on:

Equal Employment Opportunity: We recognize the value of a highly-qualified workforce and we believe employees with different skillsets, experiences and interests promotes collaboration, innovation, and creativity in our workplace and operations. We are committed to the principles of equal employment opportunity and make hiring and other employment-related decisions based on merit, skills, and qualifications.

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

Facilities

Our principal executive offices and headquarters are located in leased premises at 8601 Dunwoody Place, Sandy Springs, Georgia 30350, consisting of approximately 5,406 square feet. We also lease office space in Canada, located at 267 Richmond Rd, 3rd Fl., Ottawa, Ontario K1Z 6X3 and consisting of approximately 1,000 square feet. We believe that these facilities are generally suitable to meet our needs.

Seasonality and Inflation

We have typically experienced seasonality in our revenue and the related cost of cryptocurrency, with lower activity in the fourth quarter which we believe is attributable to less business days in the quarter as a result of public holidays. Our costs of goods, services and labor and third-party services, have been impacted by the recent inflationary pressures. To date, we have been successful in managing these cost increases through pricing, productivity and cost-cutting initiatives. There can be no assurance that our operating results will not continue to be affected by inflation in the future or that we will be successful in managing such cost increases.

Governmental Regulation

Anti-money Laundering and Counter-Terrorist Financing

We are subject to various anti-money laundering and counter terrorist financing laws, including the BSA in the U.S. and similar laws and regulations in Canada. In the U.S. as a money services business registered with the FinCEN, the BSA requires us to develop, implement, and maintain a risk-based anti-money laundering program, provide an anti- money laundering-related training program, report suspicious activities and transactions, comply with certain reporting and recordkeeping requirements, and collect and maintain information about our users. In addition, the BSA requires us to comply with certain user due diligence requirements as part of our anti-money laundering obligations, including developing risk-based policies, procedures, and internal controls reasonably designed to verify each user’s identity. We have implemented a compliance program designed to prevent our kiosks, products and services from being used to facilitate money laundering, terrorist financing, and other illicit activity in countries, or with persons or entities, included on designated lists issued by the OFAC, and equivalent foreign authorities. Our compliance program includes policies, procedures, reporting protocols, training and internal controls, and is designed to address legal and regulatory requirements as well as to assist us in managing business risks associated with money laundering and terrorist financing. See “Risk Factors—Risks Related to Government Regulation and Privacy Matters” for additional information.

Money Transmission and Virtual Currency Business Activity

In the U.S., we have obtained licenses to operate as a money transmitter, or the equivalent, in the states where we understand such licenses or equivalent are required to conduct our business. In addition, we have applied for a BitLicense from the NYDFS. As a licensed money transmitter, we are subject to a range of legal obligations and requirements including bonding, net worth maintenance, customer notice and disclosure, reporting and recordkeeping requirements, and obligations that apply to the safeguarding of third-party funds and crypto assets. In addition, the licensed entity within our corporate structure is subject to inspection and examination by the state licensing agencies and certain actions involving that entity, such as changes in controlling equity holders, board members, and senior management, may require regulatory approval. See “Risk Factors—Risks Related to Government Regulation and Privacy Matters” for additional information.

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

Regulatory scrutiny of privacy, data protection, cybersecurity practices, and the processing of personal data is increasing in the U.S. and around the world. Regulatory authorities are continuously considering numerous new legislative and regulatory proposals and interpretive guidelines that may contain additional privacy and data protection obligations. Any expansion or changes in the application of these privacy, data protection and cybersecurity laws or other regulatory requirements could increase our compliance costs and have a material adverse impact on our business, results of operations, and financial condition. See “Risk Factors—Risks Related to Government Regulation and Privacy Matters” for additional information.

Consumer Protection

The FTC, the CFPB, and other U.S. federal, state, and local and foreign regulatory agencies regulate business activities, including money transfer services related to remittance or user-to-user transfers. These agencies, as well as certain other governmental bodies, including state attorneys general, have broad consumer protection mandates and discretion in enforcing consumer protection laws, including matters related to unfair or deceptive, and, in the case of the CFPB, abusive, acts or practices, or Unfair, deceptive, or abusive acts and practices (“UDAAPs”), and they promulgate, interpret, and enforce rules and regulations that affect our business. The CFPB has enforcement authority to prevent an entity that offers or provides financial services or products to consumers in the United States from committing or engaging in UDAAPs, including the ability to engage in joint investigations with other agencies, issue subpoenas and civil investigative demands, conduct hearings and adjudication proceedings, commence a civil action, grant relief (e.g., limit activities or functions; rescission of contracts), and refer matters for criminal proceedings. See “Risk Factors—Risks Related to Government Regulation and Privacy Matters” for additional information.

State Regulations

Several state and local governments have introduced or have pending legislation regarding cryptocurrency, digital or virtual currency and cryptocurrency kiosks specifically. We cannot be sure of the impact such pending or future legislation might have on our results of operations or financial condition, or the probability that such bills will be entered into law. While the enactment of this type of legislation in any single state might not be material, the cumulative impact of this type of legislation across a large number of states could materially adversely impact our operations as a whole. See below for recently effective state regulations and how they have impacted our business thus far.

Arizona

Effective as of September 25, 2025, Arizona’s new Cryptocurrency Kiosk License Fraud Prevention law (Chapter 6, Article 1236, previously HB 2387) significantly increased the regulatory and consumer protection requirements for operators in the state. As expanded upon below, the law requires a kiosk operator to: (a) implement a 10-day "new customer" introductory period, and (b) abide by daily transaction limits of $2,000 for new customers and $10,500 for existing customers. Under the new framework, any consumer who has not been an active customer for at least 10 days is subject to the lower transaction cap. Notably, upon the law's effective date, the state required that all existing kiosk customers be reverted to "new customer" status for a ten-day period to ensure consistent application of the new fraud-prevention standards. The legislation also mandates that operators display clear, conspicuous, and easily understandable terms and conditions on the kiosk screen before a transaction may be initiated. Furthermore, operators in Arizona are now required to utilize blockchain analytics and tracing software to proactively identify and prevent fraudulent activity as part of their broader compliance infrastructure.

Arkansas

Effective as of August 3, 2025, the Arkansas Money Transmission Kiosk Act (H 1467) introduced some of the most stringent verification and communication standards currently in effect. As expanded upon below, the law requires a kiosk operator to: (a) limit the charges collected from a customer to a fee cap of the greater of $5 or 18%, and (b) abide by daily transaction limits of $2,000 for new customers and $7,500 for existing customers. The act defines a "new customer" as an individual conducting transactions within 72 hours of their initial account sign-up. A key operational requirement of this legislation is the mandate for verbal communication with any customer aged 60 years or older prior to their first transaction. Additionally, the law requires operators to collect and verify a government-issued photo ID from every customer before any transaction can be processed, regardless of the amount. Refund provisions are also established, requiring full refunds for fraudulent transactions made during the 72-hour new customer window, provided the request is made within 14 days of the transaction.

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

Colorado

Effective as of January 1, 2026, the Vending of Digital Assets Act (previously SB 25-079) establishes a new regulatory framework for kiosk operations. As expanded upon below, the law requires a kiosk operator to: (a) display a mandated on-screen disclosure stating "WARNING: THIS TECHNOLOGY CAN BE USED TO DEFRAUD YOU" which must be affirmatively acknowledged before proceeding, and (b) provide both printed and electronic receipts containing the transaction hash, recipient address, and a toll-free customer service number.

The Act separates daily transaction limits based on the customer’s history: a $2,000 limit for "new customers" and a $10,500 limit for "existing customers." A "new customer" is defined as any individual for whom less than seven days have elapsed since their first transaction. Additionally, the bill mandates a full refund for a customer's first transaction if it is verified as fraudulent and the assets were sent to a wallet or exchange outside of the United States, provided the request is made within 60 days.

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

Illinois

Effective as of August 18, 2025, Illinois SB 2319 established a detailed regulatory structure that emphasizes transparency and consumer remediation. As expanded upon below, the law requires a kiosk operator to: (a) limit charges to a fee cap of 18%, and (b) abide by daily transaction limits of $2,500 for new customers and $10,500 for existing customers. A customer retains the "new customer" classification until the earlier of (1) the completion of their first three transactions or (2) 7 days after opening their account. The legislation imposes specific refund requirements that vary by customer status; operators must provide a full refund for the first three fraudulent transactions made during the new customer period, while only fee refunds are required for fraudulent transactions involving existing customers. All refund requests must be submitted within 30 days of the last fraudulent transaction to be eligible for consideration.

Iowa

Effective as of July 1, 2025, Iowa Code § 533C.1004 (previously SF 449) introduced a restrictive operating environment focused on curbing high-velocity fraud. As expanded upon below, the law requires a kiosk operator to: (a) limit charges to a fee cap of the greater of $5 or 15%, and (b) abide by a flat daily transaction limit of $1,000 for all customers. Furthermore, the law imposes an aggregate transaction limit of $10,000 for any new customer during their first 30 days of activity. The state has also established specific refund protocols for victims of fraud; new customers are entitled to a full refund of fraudulent transactions made within their first 30 days, whereas existing customers are eligible for a refund of fees only. Both classes of customers must submit their refund requests within 90 days of the fraudulent transaction to be eligible.

Louisiana

Effective as of August 1, 2025, Louisiana H 483 introduced procedural mandates intended to provide a "cooling-off" period for consumers. As expanded upon below, the law requires a kiosk operator to: (a) abide by a flat daily transaction limit of $3,000 for all customers, and (b) implement a 72-hour delay in transaction processing. The legislation allows operators an alternative to the 72-hour hold: they may process transactions immediately if they allow customers to request a full refund for any reason within 72 hours of the transaction. Notably, under this 72-hour window, a customer is not required to provide proof of fraud to receive their refund, significantly increasing the operator's administrative and financial liability. Operators must also navigate these requirements alongside broad consumer protection mandates enforced by state authorities, including potential scrutiny from the state's Attorney General regarding deceptive acts or practices.

Maine

Effective as of June 12, 2025, Maine’s legislation (S.P. 553 - L.D. 1339) established some of the most restrictive fee and limit requirements in the nation. As expanded upon below, the law requires a kiosk operator to: (a) limit charges to a fee cap of the greater of $5 or 3%, and (b) abide by a flat daily transaction limit of $1,000 for all customers. The act also mandates that operators must provide full refunds for all fraudulent transactions made within 90 days of a customer’s very first virtual currency kiosk transaction. To secure a refund, the customer must submit a request within one year of the last fraudulent transaction. The 3% fee cap represents a significant downward pressure on the traditional revenue models for kiosks.

Maryland

Effective as of July 1, 2025, Maryland S 305 created a tiered limit system while focusing on the remediation of transaction fees in fraud cases. As expanded upon below, the law requires a kiosk operator to: (a) limit charges to a fee cap of the greater of $5 or 15%, and (b) abide by daily transaction limits of $2,000 for new customers and $10,500 for existing customers. A "new customer" is defined as any individual conducting a transaction within 72 hours of their initial sign-up. The legislation specifically mandates that operators must refund transaction fees if a transaction is verified as fraudulent. The law also empowers the Commissioner of Financial Regulation to establish additional rules regarding these fee refunds, indicating an ongoing regulatory evolution in the state.

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

Missouri

Effective as of August 28, 2025, the Virtual Currency Kiosk Consumer Protection Act (previously SB 98) was enacted. As expanded upon below, the law requires a kiosk operator to: (a) comply with comprehensive licensing and disclosure requirements, and (b) maintain robust internal compliance and anti-money laundering policies. Missouri's legislation does not currently impose specific daily transaction limits, fee caps, or mandatory refund windows. The focus of the act is to bring kiosks under the state's formal regulatory umbrella, ensuring that operators meet basic transparency standards and provide necessary risk disclosures to consumers before they engage in virtual currency activity.

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

North Dakota

Effective as of August 1, 2025, ND H 1447 established a formal regulatory framework for virtual currency kiosks. As expanded upon below, the law requires a kiosk operator to: (a) abide by a flat daily transaction limit of $2,000 for all customers, and (b) provide users with a choice of a paper or digital receipt for every transaction.

Unlike other jurisdictions enacted in 2025, the North Dakota statute does not currently mandate specific fee caps or refund provisions. The legislation focuses primarily on capping transaction volumes and ensuring basic record-keeping through mandatory receipts to assist in fraud investigations.

Oklahoma

Effective as of November 1, 2025, Oklahoma S 1083 established a regulatory framework that prioritizes the protection of new users while allowing flexibility for established customers. As expanded upon below, the law requires a kiosk operator to: (a) limit transaction charges to a fee cap of 15%, and (b) abide by a daily transaction limit of $2,000 for new customers, while transactions for existing customers remain uncapped. The law defines the "new customer" period as the first 72 hours following a consumer's initial transaction. Refund mandates are also tiered; operators must provide full refunds for fraudulent transactions occurring within the 72-hour new customer window, but only fee refunds are required for fraudulent transactions involving existing customers. All refund requests must be submitted within 14 days of the last fraudulent transaction to be valid.

Rhode Island

Effective as of June 23, 2025, SB 16 requires all kiosk operators to be licensed money transmitters and obtain prior approval from the Department of Business Regulation ("DBR") before activating new terminals. As expanded upon below, the law requires a kiosk operator to: (a) submit quarterly reports to the DBR detailing all physical kiosk locations, and (b) abide by daily transaction limits of $2,000 for "new customers" and $5,000 for "existing customers".

A customer is classified as "new" for the first 30 days following their initial transaction. The Act also mandates specific refund protections: operators must provide full refunds for fraudulent transactions made by new customers within their first 30 days, while existing customers are entitled to a refund of fees for verified fraud. All refund requests must be filed within 90 days of the fraudulent activity to be eligible.

Vermont

Effective as of July 1, 2025, H.137 updated the state's regulatory framework, replacing several of the highly restrictive measures from the previous year. As expanded upon below, the law requires a kiosk operator to: (a) limit charges to a fee cap of the greater of $5.00 or 15%, and (b) abide by daily transaction limits of $2,000 for "new customers" and $5,000 for "existing customers".

The law defines a "new customer" as an individual whose second transaction occurred within the last 72 hours. While the legislation extended the moratorium on new kiosk installations until July 1, 2026, it created a pathway for recovery by requiring full refunds, including all fees, for new customers who are victims of fraud, provided they report the incident within 90 days. Additionally, operators are now required to provide both paper and electronic receipts and must use blockchain analytics to screen for high-risk wallet addresses.

Wisconsin (DFI Guidance)

On May 28, 2025, the Wisconsin Department of Financial Institutions ("DFI") published formal guidance for virtual currency kiosk operators based on its authority to regulate money transmission and fraud. As expanded upon below, this guidance requires operators to abide by a flat daily transaction limit of $2,000 for all customers.

City Ordinances

In addition, a number of local ordinances have been passed recently applicable to cryptocurrency kiosks which either (1) ban cryptocurrency kiosks completely, or (2) mandate specific warning signs, disclosure and transaction limits.

Bans on Kiosks

•
St. Paul, Minnesota: Effective December 21, 2025.
•
Spokane, Washington: Effective August 15, 2025.
•
Waltham, Massachusetts: Effective September 8, 2025.
•
Gloucester, Massachusetts: Effective September 9, 2025.
•
Stillwater, Minnesota: This ban was passed on April 18, 2025, but the city recently dropped the ban following litigation and is currently pursuing alternative zoning restrictions.

Signs, Disclosure or Transaction Limits

•
Lincoln, Nebraska: This ordinance requires any business operating a crypto or Bitcoin ATM to post a written warning notice provided by law enforcement. The sign must be placed in a highly visible location near the machine to inform users of potential fraud or scam risks.
•
Evansville, Indiana: Effective September 8, 2025, this ordinance requires operators to display a prominent written warning regarding consumer fraud and the irreversible nature of transactions. It also mandates the provision of written receipts and the display of the operator's contact information for customer assistance.
•
Forest Lake, Minnesota: Effective July 6, 2025, hosting businesses must prominently display a city-provided sign with warnings about kiosk scams. Additionally, the ordinance requires a $2,000 annual registration fee and mandates dedicated closed-circuit camera coverage of the kiosk. This ordinance also requires formal registration, compliance checks, and allows for license revocation. Registration duties are placed on the owner of the commercial space where the kiosk sits.
•
Grosse Pointe Farms, Michigan: Effective August 5, 2025, this ordinance imposes a $1,000 transaction limit for new customers and caps total transactions at $5,000 during a 14-day "new customer" period. It also requires verbal confirmation for any first-time transaction exceeding $500.
•
Sterling Heights, Michigan: This ordinance establishes a $1,000 limit for new customers and a $2,000 limit for existing customers. It also requires ID for every transaction, specific on-screen disclosures and warnings, and a city-specific license for each kiosk.

Zoning and Registration Restrictions

•
Albany, Oregon: Passed on July 9, 2025, this ordinance prohibits kiosks within residential zones or within a quarter-mile of schools, public transportation, or senior care facilities

Pending Federal Legislation

Certain federal agencies and representatives have introduced or have pending legislation regarding cryptocurrency, digital or virtual currency and cryptocurrency kiosks. We cannot be sure of the impact such pending or future legislation might have on our results of operations or financial condition, or the probability that such bills will be entered into law. We continue to monitor the status of pending legislation.

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

Corporate Information

Our principal executive office is located at 8601 Dunwoody Place, Sandy Springs, Georgia 30350, which is where our records are kept and the principal business address for our executive officers. Our mailing address is 2870 Peachtree Road #327, Atlanta, Georgia, 30305 and our telephone number is (678) 435-9604. Our internet website is located at https://bitcoindepot.com. The information on our website is not a part of or incorporated by reference into this Annual Report on Form 10-K.

Lux Vending, LLC was incorporated as a Georgia limited liability company on June 7, 2016. On June 30, 2023, Lux Vending, LLC merged with and into Bitcoin Depot Operating LLC, a Delaware limited liability Company, with Bitcoin Depot Operating LLC surviving the merger (the “Merger”).

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
•
From time to time, it is reported to us that our products and services are exploited to facilitate illegal activity such as fraud, scams, drug trafficking, money laundering, and tax evasion. If any users use our business to further such activities, our business could be adversely affected.
•
If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products and services, our business, operating results, and financial condition may be significantly harmed.
•
Our products and services are from time to time negatively characterized by consumer advocacy groups, the media or certain federal, state and local government officials.
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
•
Our failure to safeguard and manage our third-party operators' crypto assets could adversely impact our business.
•
Cybersecurity threats continue to increase in frequency and sophistication; a successful cybersecurity attack could interrupt or disrupt our information or operational technology systems or cause the loss of confidential or protected data which could disrupt our business, force us to incur excessive costs, cause reputational harm and adversely affect our business.
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
•
Our obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions may increase and we may be subject to inquiries, investigations, and enforcement actions by U.S. and non-U.S. regulators and governmental authorities, including those related to drug trafficking, sanctions, export control, anti-corruption, and anti-money laundering.
•
Complex and evolving U.S. and international laws, rules and regulation regarding privacy and data protection could result in claims, changes to our business practices, penalties, increased cost of operations, or otherwise harm our business.
•
We are subject to compliance with applicable anti-money laundering laws and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977, and numerous related laws and regulations.
•
Future developments in tax laws or regulations regarding the treatment and reporting of cryptocurrencies for U.S. and foreign tax purposes could adversely impact our tax expense and liabilities, reporting obligations, liquidity, and business.

•
Changing environmental and safety regulations, including those regarding climate change, coupled with investors’ expectations of our performance relating to sustainability may impose additional costs and expose us to new risks.

Other categories of risk discussed in more detail below include risks related to third parties, our management and employees, and our capital structure.

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

We generate substantially all of our revenue from the cash paid by customers to purchase Bitcoin from our kiosks. Revenue is based on the prices we charge our customers based on prevailing market prices and may fluctuate based on the price of Bitcoin. Additionally, the number of user transactions and our transaction volumes may be partially dependent on the prices of Bitcoin, as well as the associated demand for buying, selling and trading Bitcoin, which can be and historically have been volatile. If such prices decline, the number of user transactions or our transaction volumes could decrease. As such, any declines in the volume of transactions, or any declines in the price of Bitcoin or market liquidity for cryptocurrency generally, may result in lower total revenue to us. For example, from January 1, 2020 through March 2026, the trading price of Bitcoin appreciated significantly, from a low of approximately $3,800 per Bitcoin in March 2020, to a high of approximately $125,000 per Bitcoin in October 2025. The price and trading volume of any cryptocurrency, including Bitcoin, is subject to significant uncertainty and volatility, depending on a number of factors, including:

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

We offer payments and other products and services to a large number of users. We have programs designed to vet and monitor these users and the transactions we process for them as part of our risk management efforts, but such programs require continuous improvement. No risk management system can be perfectly effective in detecting and preventing fraud or illegitimate transactions, particularly given the increase in sophistication of techniques used to conduct cyberattacks and rapid evolution and increased adoption of AI technologies. From time to time, it is reported to us that fraudulent or illegitimate transactions occur using our BTMs. When our services are used to process illicit transactions, and we settle those funds to users and are unable to recover them, we suffer losses and liability. Additionally, illicit transactions can also expose us to governmental and regulatory enforcement actions.

The highly automated nature of, and liquidity offered by, our services make us and our users a target for illegal or improper uses, including scams and fraud directed at our users, fraudulent or illegal sales of goods or services, money laundering, drug trafficking, and terrorist financing. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Our current business, changing and uncertain economic, geopolitical, and regulatory environment, and anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts, and we will need to continue developing and improving our existing risk management infrastructure, techniques, and processes.

As of the date of this Report, we maintain insurance policies providing general liability, umbrella and excess liability coverage, each of which has an aggregate limit between $2 million to $9 million, as well as coverage relating to cyber-related incidents, having an aggregate policy limit of approximately $5 million. Typically, these insurance policies have one-year terms, and we are able to apply for term renewal at the end of each calendar year. With respect to termination provisions included in the subject policies, we have the option to terminate each policy by providing notice to the applicable provider and fulfilling our obligation to pay the minimum earned premium due under the applicable policy. While we maintain a program of insurance coverage for various types of liabilities, we may self-insure against certain business risks and expenses where we believe we can adequately self-insure against the anticipated exposure and risk or where insurance is either not available or deemed not cost-effective.

We may not be able to maintain or obtain insurance of the type and amount we desire at commercially reasonable rates and exclusions from coverage may limit our ability to recover the amount of the full loss in all situations. In some instances, certain insurance has become unavailable or has become available only for reduced amounts of coverage or at a significantly increased cost. We cannot assure you that our insurers will renew our insurance coverage on acceptable terms, if at all, or that we will be able to arrange for adequate alternative coverage in the event of non-renewal. Further, our underwriters could have credit issues that affect their ability to pay claims.

There can be no assurance that insurance will cover all or any damages, losses or expenses resulting from these types of risks. If a significant incident or event occurs that is self-insured or not fully insured, it could have a material adverse effect on our business, financial condition and results of operations.

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

We have administrative, technical, and physical security measures and controls in place and maintain an information security program. While no system failures, cyberattacks or security breaches have been material to date, we may be unable to anticipate, detect or prevent such events. Despite ongoing efforts to improve our ability to protect our information and operational technology systems and data stored thereon or transmitted thereby from compromise, we may not be able to protect all of our information and operational technology systems or data. Our security measures, or the security measures of companies we acquire, may be inadequate or breached as a result of third-party action, employee or service provider error, malfeasance, malware, phishing, hacking attacks, system error, trickery, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or otherwise, and, as a result, someone may be able to obtain unauthorized access to sensitive information, including personal data, on our systems. We could be the target of a cyber security incident, which could result in harm to our reputation and financial losses. Additionally, our users have been and could be targeted in cyber security incidents like an account takeover, which could result in harm to our reputation and financial losses. Notably, the techniques and sophistication used to conduct cyberattacks and compromise information or operational technology systems, as well as the sources and targets of these attacks, change and are often not recognized until such attacks are launched or have been in place for some time. Furthermore, there has been an increase in state sponsored cyberattacks which are often conducted by capable, well-funded groups. The rapid evolution and increased adoption of AI technologies amplifies these concerns. Any unauthorized access to or material failure of our information or operational technology systems, or systems used by our third-party suppliers or service providers, could result in negative consequences, including damage to our reputation or competitiveness, compliance, remediation or increased protection costs, or litigation or regulatory action, all of which could have a material and adverse effect on our business, financial condition, operations, or cash flows.

Additionally, privacy and data protection laws are evolving, and these laws may be interpreted and applied in a manner that is inconsistent with our data handling safeguards and practices that could result in litigation or regulatory action, fines or penalties, and significant changes to our business practices and products and services. Violation of privacy laws in the U.S. (especially in California), even if inadvertent, can lead to significant financial consequences, including significant fines and sanctions. Our future success depends on the reliability and security of our products and services. To the extent that the measures we or any companies we acquire have taken prove to be insufficient or inadequate, or to the extent we discover a security breach suffered by a company we acquire following the closing of such acquisition, we may become subject to litigation, breach notification obligations, or regulatory or administrative sanctions, which could result in significant fines, penalties, damages, compliance, remediation or increased protection costs, harm to our reputation, or loss of users. If our own confidential business information or sensitive user information were improperly disclosed, our business could be adversely affected. Additionally, a party who circumvents our security measures could, among other effects, appropriate user information or other proprietary data, cause interruptions in our operations, or expose users to hacks, viruses, and other disruptions. Any of the above could have a material and adverse effect on our business, financial condition, operations, or cash flows.

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

From time to time, it is reported to us that our products and services are exploited to facilitate illegal activity such as fraud, scams, drug trafficking, money laundering, and tax evasion. If any of our users use our business to further such illegal activities, our business could be adversely affected.

From time to time, it is reported to us, or our compliance processes discover, that our products and services are exploited to facilitate illegal activity, which may include fraud, scams, drug trafficking, money laundering, and tax evasion. Like others in the crypto ATM industry, we have recently observed an increase in the prevalence of our services being utilized by bad actors to conduct consumer fraud transactions on our platform. We may be specifically targeted by individuals seeking to conduct fraudulent transfers, and it may be difficult or impossible for us to detect and avoid such transactions in certain circumstances. The use of our products and services for illegal or other illicit purposes could and does subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in liability and reputational harm for us. Moreover, certain activities that may be legal in one jurisdiction may be illegal in another jurisdiction, and certain activities that are at one time legal may in the future be deemed illegal in the same jurisdiction. As a result, there is significant uncertainty and cost associated with detecting and monitoring transactions for compliance with local laws. In the event that a user is found responsible for intentionally or inadvertently violating the laws in any jurisdiction, we are from time to time and may be in the future subject to governmental inquiries, enforcement actions, prosecuted, or otherwise held secondarily liable for aiding or facilitating such activities. Changes in law have also increased the penalties for money transmitters for certain illegal activities, and government authorities may consider increased or additional penalties from time to time. Government authorities may seek to bring legal action against money transmitters, including us, for involvement in the sale of infringing or allegedly infringing items. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume, or increased costs could harm our business.

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

Like many money service businesses, we face a variety of unique challenges when it comes to anti-money laundering compliance, which require us to implement compliance programs unique in comparison to a bank or large financial institution. Our kiosks operate in retail store fronts detached from the store’s core business operations which necessitates all KYC and anti-money laundering data collection to be automated at the kiosk without any interpersonal interactions. Further, individuals attempting to shield the ultimate beneficiary of these transactions often move funds from these transactions multiple times. In addition, we do not typically trace where the Bitcoin is sent following the delivery of the Bitcoin from Bitcoin Depot to the user which could make it easier for users to obscure the ultimate beneficiary or end use of the Bitcoin purchased from us, especially when those looking to commit fraud or launder money could present different or even fictitious, counterfeit, or altered identification on separate occasions.

While we have designed our risk management and compliance framework to detect significant illicit activities conducted by our potential or existing users, we cannot ensure that we will be able to detect all illegal or other illicit activity on our platform. While our fraud mitigation efforts have been effective in mitigating consumer fraud and protecting our customers, we do expect that these efforts will result in the Company recording materially lower levels of revenue than we have seen in prior years. The Company expects revenue for the core business in 2026 to be down in the range of 30% to 40%. In addition, consumer fraud has been the major focus of regulatory efforts aimed at our industry which has imposed, and will continue to impose, significant restrictions on our business. Such regulatory efforts have had, and we expect such regulatory efforts to continue to have, a material adverse impact on our revenues, profitability and business prospects. Increased compliance costs, transaction limitations, and enhanced verification requirements may reduce transaction volumes and deter potential customers. Furthermore, these regulatory efforts, combined with the costs of adapting compliance infrastructure, are expected to result in sustained pressure on our financial performance. Continued use of our platform to further such illegal or other illicit activities could continue to adversely affect our business.

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

Our products and services are from time to time negatively characterized by consumer advocacy groups, the media or certain federal, state and local government officials, and if those negative characterizations result in restrictions on the fees we charge to users or become increasingly accepted by current or potential new users and/or our retail partners, our reputation could be significantly impacted, all of which could materially and adversely impact our business.

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

Any significant disruption in our kiosks or software, information or operational technology systems, or any of the blockchain networks related to our business, could result in a loss of users or funds and adversely impact our brand and reputation and our business, operating results, and financial condition.

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

Our kiosks and certain cryptocurrency and blockchain networks have experienced, and may experience in the future, service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, insider threats, break-ins, sabotage, human error, vandalism, earthquakes, hurricanes, floods, fires, and other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. As noted earlier, the techniques and sophistication used to conduct cyberattacks, as well as the sources and targets of these attacks, change and are often not recognized until such attacks are launched or have been in place for some time, which could elongate the interruption. The rapid evolution and increased adoption of AI technologies amplifies these concerns. In addition, extraordinary transactions or site usage could cause our kiosks to operate at an unacceptably slow speed or even fail.

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

Because we are a regulated money services business in certain jurisdictions, interruptions have resulted in and in the future may result in regulatory scrutiny, and significant or persistent interruptions could lead to significant fines and penalties, and mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses or banking and other relationships that we need to operate or prevent or delay us from obtaining additional authorizations, registrations or licenses that may be required for our business.

In addition, we are continually improving and upgrading our information and operational systems and technologies. We also rely on technologies developed by others, and if we are unable to continue to obtain licenses for such technologies or licenses to substitute for similar technologies, our business could be adversely impacted. Implementation of new systems and technologies is complex, expensive, time-consuming, and may not be successful. If we fail to timely and successfully implement new information or operational systems and technologies, or improvements or upgrades to existing information or operational systems and technologies, or if such systems and technologies do not operate as intended, it could have an adverse impact on our business, internal controls (including internal controls over financial reporting), operating results, and financial condition.

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

We had approximately $10.9 million and $1.5 million of cryptocurrency as of December 31, 2025 and December 31, 2024, respectively. The prices of cryptocurrencies have been highly volatile and may continue to be volatile in the future, including as a result of various associated risks and uncertainties. For example, the prevalence of cryptocurrency is a relatively recent trend, and the long-term adoption of cryptocurrency by investors, consumers, and businesses remains uncertain. The lack of a physical form, reliance on technology for creation, existence, and transactional validation, and decentralization may subject cryptocurrencies’ integrity to the threat of malicious attacks and technological obsolescence. We currently hold cryptocurrency both as an investment and for operational purposes. To the extent the market value of the Bitcoin we hold continues to decrease relative to the purchase prices, our financial condition may be adversely impacted.

Moreover, pursuant to Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets, we account for our qualifying crypto assets at fair value, with changes in fair value recognized in net income each reporting period. Accordingly, increases and decreases in the market value of our crypto assets are reflected in our operating results in the period in which such changes occur. As a result, our results of operations may be subject to increased volatility due to fluctuations in the market prices of our crypto assets.

Prior to the adoption of this guidance, crypto assets were accounted for as indefinite-lived intangible assets, under which decreases in market value below carrying value were recognized as impairment charges, while subsequent increases in market value were not recognized until disposition. The adoption of ASU 2023-08 eliminates this asymmetric impairment model for qualifying crypto assets.

If there are future changes in applicable accounting rules or interpretations that require us to change the manner in which we account for our crypto assets, such changes could have a material effect on our financial results and the market price of our Class A common stock.

Our failure to safeguard and manage our third-party operators' crypto assets could adversely impact our business, operating results, and financial condition.

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

Cybersecurity threats continue to increase in frequency and sophistication; a successful cybersecurity attack could interrupt or disrupt our information or operational technology systems or cause the loss of confidential or protected data which could disrupt our business, force us to incur excessive costs, cause reputational harm and adversely affect our business.

The size and complexity of our information and operational technology systems make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise. While we have invested in the protection of data and information and operational technology, there can be no assurance that our efforts will prevent or quickly identify service interruptions or security breaches. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. Any such interruption or breach of our systems could adversely affect our business operations and result in the loss of critical or sensitive confidential information or intellectual property and could result in financial, legal, business and reputational harm to us.

Litigation or investigations involving us, our agents or other contractual counterparties could result in material settlements, fines or penalties and may adversely affect our business, financial condition and results of operations.

We have been, and in the future may be, subject to allegations and complaints that individuals or entities have used our products and services for fraud-induced money transfers, as well as certain money laundering activities, or as part of other criminal activities, which may result in fines, penalties, judgments, settlements and litigation expenses. We also are the subject from time to time of litigation related to our business. The outcome of such allegations, complaints, claims and litigation cannot be predicted.

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
•
in the event of a major bank failure or other adverse financial event impacting where our cash, cash equivalents and interest-bearing deposits are held, we could face major risks to the recovery of such deposits. As of December 31, 2025, approximately $34.1 million of our $63.8 million in cash, cash equivalents and interest-bearing deposits was not subject to insurance protection against loss or was in excess of the deposit insurance limits at banks;
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

Our revenue was approximately $614.9 million in 2025 and $573.7 million in 2024. We have recently experienced growth in our transaction volume from the years ended December 31, 2024 to December 31, 2025. However, even if our transaction volume continues to increase, we expect that our growth rate will decline in the future as a result of a variety of factors, including the increasing scale of our business, new entrants into the market and the maturation of the BTM operator industry. Overall growth of our transaction volume depends on a number of factors, and we may not successfully accomplish our objectives, which makes it difficult for us to forecast our future operating results. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain or grow transaction volumes, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. Additionally, if we fail to address the risks and difficulties that we face, including those associated with the factors listed above as well as those described elsewhere in this “Risk Factors” section, our growth rate will be adversely affected. You should not rely on our results for any prior quarterly or annual periods as any indication of our future transaction volumes or revenue growth.

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

BitAccess provides operating software to multiple BTM operators. Through our acquisition of BitAccess, we supply software to some of our competitors. If a party (whether internal, external, an affiliate or unrelated third-party) is able to circumvent our data security systems or those of the competitors to whom we supply software, or engage in cyber-attacks, such party could obtain our competitors’ proprietary information, resulting in the loss, theft or inaccessibility of, unauthorized access to, or improper use or disclosure of, our competitors’ data and/or significant interruptions in our competitors’ operations. Further, if sufficient controls are not in place, or if we fail to implement adequate data security practices or fail to comply with our policies or otherwise suffer a network or other security breach, our competitors’ information may be improperly (even if inadvertently) accessed, used or disclosed. If any of the foregoing were to occur, we could have visibility into the operations of our competitors, which may give us an unfair, anti-competitive advantage. As a result, we could be subject to claims of alleged infringement, misappropriation, or other violations of the intellectual property rights of our competitors or other third parties in the operation of our business, including for our use of our competitors’ or other third-party intellectual property rights or our internally developed or acquired intellectual property and technologies. Consequently, this could lead to a higher litigation risk. We maintain a comprehensive portfolio of insurance policies to meet both our legal obligations and to cover perceived risks within our business, but we cannot ensure our coverage and the deductibles under these policies will be adequate to protect us against the aforementioned risks that we face.

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

In December 2023, the FASB issued Accounting Standards Update No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (ASU 2023-08): Accounting for and Disclosure of Crypto Assets, which represented a significant change in how entities that hold crypto assets account for certain of those holdings. ASU 2023-08 requires us to measure crypto assets that meet the scope criteria at fair value and to reflect changes in fair value in net income each reporting period. The amendments in ASU 2023-08 also require us to present crypto assets measured at fair value separately from other intangible assets on the balance sheet and changes in the fair value measurement of crypto assets separately from changes in the carrying amounts of other intangible assets on the income statement. The amendments in ASU 2023-08 were effective for fiscal years beginning after December 15, 2024. We adopted ASU 2023-08 effective January 1, 2025.

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

In addition to existing laws, rules and regulations, various governmental and regulatory bodies, including legislative and executive bodies, in the U. S. and in other jurisdictions may adopt new laws, rules, regulations and regulatory requirements. For example, we could become subject to laws, regulations or other regulatory action imposing restrictions, disclosure requirements or limitations on the transaction fees that we are able to charge our users for Bitcoin transactions, including the markup at which we sell Bitcoin to users and the separate flat transaction fee that we charge. As a result, we may not be able to sell Bitcoin at a profitable margin, which would adversely affect our revenue and financial condition. Furthermore, new interpretations of existing laws, rules, and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of the digital financial system as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures, imposing new registration or licensing requirements, or imposing a total ban on certain Bitcoin transactions, as has occurred in certain jurisdictions in the past. See “Business—Governmental Regulation—State Regulations,” “Business—Governmental Regulation—City Ordinances” and “Business—Governmental Regulation—Pending Federal Legislation” for additional information.

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

New approaches to policymaking and legislation may also produce unintended harms for our business, which may impact our ability to operate our business in the manner in which we are accustomed. Any of these regulations could negatively affect how we market our offerings and increase our regulatory compliance costs. It will become increasingly difficult to predict which new laws will apply to our business and when, especially with the potential for an increase in legal challenges to new laws. This uncertainty could, in turn, have a material adverse effect on our business, financial condition and results of operations. See “Business—Governmental
Regulation” for additional information.

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

Bitcoin is generally accessible only by the possessor of the unique private key relating to the digital wallet in which the Bitcoin is held. While blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be safeguarded and kept private to prevent a third-party from accessing the Bitcoin held in the applicable wallet. To the extent that any of the private keys relating to our wallets containing Bitcoin held for our own account or our users’ private keys relating to their un-hosted wallets is lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, we or our users will be unable to access the Bitcoin held in the related wallet. Further, we cannot provide assurance that our or our users’ wallets will not be hacked or otherwise compromised. Cryptocurrency and blockchain technologies have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or any hack or other compromise of, digital wallets used to store our users’ Bitcoin could adversely affect our users’ ability to access or sell their Bitcoin, as well as result in loss of user trust in us. As such, any loss of private keys due to a hack, employee or service provider misconduct or error, or other compromise by third parties could hurt our brand and reputation, result in significant losses, and adversely impact our business. The balance in Bitcoin Depot’s hot wallets as of December 31, 2025 and 2024, was approximately $2.1 million and $0.9 million, respectively. The average balance in Bitcoin Depot’s hot wallets during the year ended December 31, 2025 and 2024, was $1.3 million and $0.6 million, respectively.

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

The digital financial system is novel. As a result, many policymakers are just beginning to consider what a regulatory regime for cryptocurrency should look like and the elements that would serve as the foundation for such a regime. As cryptocurrency has grown in both popularity and market size, various U.S. federal, state, and local and foreign governmental organizations, consumer protection agencies, and public advocacy groups have been examining the operations of cryptocurrency networks, users and platforms, with a focus on how cryptocurrencies can be used to launder the proceeds of illicit activities, fund criminal or terrorist enterprises, and the safety and soundness of platforms and other service providers that hold cryptocurrencies for users. Many of these entities have called for heightened regulatory oversight, and have proposed legislation and regulations, undertaken enforcement actions and/or issued consumer advisories describing the risks posed by cryptocurrencies to users and investors. The impacts of such potential and proposed heightened regulatory oversight are not yet known. For examples of recent and proposed legislation and regulations, see
“Business—Governmental Regulation—State Regulations,” “Business—Governmental Regulation—City Ordinances” and
“Business—Governmental Regulation—Pending Federal Legislation.”

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

Our obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions may increase and we may be subject to inquiries, investigations, and enforcement actions by U.S. and non-U.S. regulators and governmental authorities, including those related to drug trafficking, sanctions, export control, anti-corruption, and anti-money laundering.

If we expand our non-U.S. activities, we may become obligated to comply with additional laws, rules, regulations, policies, and legal interpretations of both the jurisdictions in which we operate and those into which we offer products and services on a cross-border basis. For instance, financial regulators outside the U.S. have recently increased their scrutiny of digital asset exchanges, such as by requiring digital asset exchanges operating in their local jurisdictions to be regulated and licensed under local laws. Moreover, laws regulating financial services, the internet, mobile technologies, cryptocurrencies, and related technologies outside of the U.S. are evolving, extensive and could impose different, more specific, or even conflicting obligations on us, as well as broader liability. In addition, we are required to comply with laws, rules, and regulations related to economic sanctions enforced by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury and the U.S. Department of State and export controls enforced by U.S. Department of Commerce’s Bureau of Industry and Security, U.S. anti-money laundering and counter-terrorist financing laws, rules, and regulations enforced by FinCEN and certain state financial services regulators, and anti-corruption laws enforced by a variety of regulators. U.S. sanctions and export control laws and regulations generally restrict dealings by persons subject to U.S. jurisdiction with certain jurisdictions that are the target of comprehensive embargoes, currently the Crimea Region, the Donetsk People’s Republic of Ukraine, the Luhansk People’s Republic of Ukraine, Cuba, Iran, and North Korea, as well as with persons, entities, and governments identified on certain prohibited party lists. Moreover, as a result of the Russian invasion of Ukraine, the U.S., the E.U., the United Kingdom, and other jurisdictions have imposed wide-ranging sanctions on Russia and Belarus and persons and entities associated with Russia and Belarus. There can be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures against Russia or Belarus.

Additionally, policy makers in our core markets, including the United States, Canada, and Australia, have intensified their focus on the use of digital assets in narcotics trafficking, the fentanyl precursor supply chain, and related money laundering networks. U.S. authorities, in particular, have emphasized the use of cryptocurrency by transnational criminal organizations and terrorist actors and have prioritized sanctions and prosecutions targeting the financial infrastructure that enables these activities. If the U.S. or other jurisdictions expand sanctions authorities, designate additional persons or networks connected to narcotics trafficking under terrorism‑related programs, or otherwise increase the expectations placed on financial intermediaries serving retail cash‑entry points, our bitcoin ATM business could face significant new compliance and enforcement exposure.

We have an OFAC compliance program in place that includes monitoring of IP addresses to identify prohibited jurisdictions and of blockchain addresses that have either been identified by OFAC as prohibited or that otherwise are believed by us to be associated with prohibited persons or jurisdictions. Nonetheless, while we are committed to compliance, no compliance program can mitigate all risks. As we expand into additional jurisdictions, we may be exposed to additional compliance risks related to the potential use of our services by sanctioned persons.

From time to time, we have submitted voluntary disclosures to OFAC or responded to administrative subpoenas from OFAC. Certain of these voluntary self-disclosures are currently under review by OFAC. To date, none of those proceedings has resulted in a monetary penalty or finding of violation. Any present or future government inquiries relating to sanctions could result in negative consequences for us, including costs related to government investigations, financial penalties, and harm to our reputation. Such matters could have an adverse effect on our business, financial condition, or results of operations. Although we have implemented controls and are working to implement additional controls and screening tools designed to prevent sanctions violations, no compliance program can mitigate all sanctions compliance risks including the risk of inadvertent provision of access to our products and services to sanctioned parties or jurisdictions.

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

The complexity of U.S. federal and state and international regulatory and enforcement regimes could result in a single event prompting numerous overlapping investigations and legal and regulatory proceedings by multiple government authorities across different jurisdictions. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brands and business, and adversely affect our operating results and financial condition. Due to the uncertain application of existing laws, rules, and regulations, it may be that, despite our regulatory and legal analysis concluding that certain products and services are currently unregulated, such products or services may indeed be subject to financial regulation, licensing, or authorization obligations that we have not obtained or with which we have not complied. As a result, we are at a heightened risk of enforcement action, litigation, regulatory, and legal scrutiny which could lead to financial penalties, cease and desist orders, or other penalties and censures which could significantly and adversely affect our continued operations and financial condition.

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

In addition, we make information available to certain U.S. federal and state, as well as certain foreign, government agencies in connection with regulatory requirements to assist in the prevention of money laundering, drug trafficking, and terrorist financing and pursuant to legal obligations and authorizations. In recent years, we have experienced increasing data sharing requests by these agencies, particularly in connection with efforts to prevent terrorist financing or reduce the risk of identity theft. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security, and consumer privacy. These regulatory goals may conflict, and the law in these areas may not be consistent or settled. While we believe that we are compliant with our regulatory responsibilities, the legal, political, and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage that could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to compliance with applicable anti-money laundering laws and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977 and numerous related laws and regulations. Failure to comply with these laws could result in material settlements, fines, penalties, and increased operating costs, all of which may adversely affect our business, financial condition and results of operations.

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

Future developments in tax laws or regulations, including regarding the treatment and reporting of cryptocurrencies for U.S. and foreign tax purposes, could adversely impact our tax expense and liabilities, reporting obligations, liquidity, and business.

We are subject to various complex, evolving U.S. federal, state and local tax laws. U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect. From time to time, U.S. federal and state level legislation has been proposed that would, if enacted into law, make significant changes to tax laws. Furthermore, due to the new and evolving nature of cryptocurrencies and the absence of comprehensive legal and tax guidance with respect to digital asset products and transactions, many significant aspects of the U.S. and foreign tax treatment of transactions involving cryptocurrencies, such as the purchase and sale of cryptocurrencies, are uncertain, and it is unclear whether, when and what guidance may be issued in the future on the treatment of digital asset transactions for U.S. and foreign income tax purposes.

In 2014, the IRS released Notice 2014-21, discussing certain aspects of “virtual currency” for U.S. federal income tax purposes and, in particular, stating that such virtual currency (i) is “property,” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss, and (iii) may be held as a capital asset. In 2019, the IRS released Revenue Ruling 2019-24 and a set of “Frequently Asked Questions” (which have been periodically updated) that provide additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of virtual currency. In 2023, the IRS released Revenue Ruling 2023-14 that provides a cash-method taxpayer that receives additional units of cryptocurrency from staking must include those rewards in gross income. In 2024, the IRS issued final regulations and other guidance on tax reporting requirements for cryptocurrency brokers. However, the guidance issued to date does not address other significant aspects of the U.S. federal income tax treatment of cryptocurrencies and related transactions.

There continues to be uncertainty with respect to the timing, character and amount of income inclusions for various digital asset transactions. Although we believe our treatment of digital asset transactions for U.S. federal income tax purposes is consistent with existing guidance provided by the IRS and existing U.S. federal income tax principles, because of the rapidly evolving nature of digital asset innovations and the increasing variety and complexity of digital asset transactions and products, it is possible the IRS and various U.S. states may disagree with our treatment of certain digital asset transactions for U.S. tax purposes, which could adversely affect our users and our business. Similar uncertainties exist in the foreign markets in which we operate, affecting our non-U.S. user base, and these uncertainties and potential adverse interpretations of tax law could affect our non-U.S. users and the vitality of our platforms outside of the U.S. There can be no assurance that the IRS, the U.S. state revenue agencies or other foreign tax authorities, will not alter their respective positions with respect to cryptocurrencies in the future or that a court would uphold the treatment set forth in existing guidance. It also is unclear what additional guidance may be issued in the future on the treatment of existing digital asset transactions and future digital asset innovations for purposes of U.S. tax or other foreign tax regulations. Any such alteration of existing IRS, U.S. state and foreign tax authority positions or additional guidance regarding digital asset products and transactions could result in adverse tax consequences for holders of cryptocurrencies and could have an adverse effect on the value of cryptocurrencies and the broader cryptocurrency markets. Future technological and operational developments that may arise with respect to cryptocurrencies may increase the uncertainty with respect to the treatment of cryptocurrency for U.S. and foreign tax purposes. The uncertainty regarding tax treatment of digital asset transactions impacts our users, and could adversely impact our business, including if the volume of cryptocurrency transactions decreases due to adverse tax effect.

The passage of any new legislation, any change or modification of current tax laws, any significant variance in our interpretation of current tax laws or a successful challenge of one or more of our tax positions by the IRS or other tax authorities could adversely impact our business, results of operations, financial condition and cash flows. Additionally, the uncertainty regarding tax treatment of digital asset transactions impacts our users, and could adversely impact our business, results of operations, financial condition and cash flows, including if the volume of cryptocurrency transactions decreases due to adverse tax effect.

Changing environmental and safety regulations, many of which we are subject to, including those regarding climate change, coupled with investors’ expectations of our performance relating to sustainability may impose additional costs and expose us to new risks.

Our operations, like those of other companies engaged in similar businesses, may require the manufacturing, deployment, use and disposal of certain regulated materials in connection with our kiosks. Furthermore, our business implicates certain environmental concerns about Bitcoin mining, as the system on which Bitcoin is currently based consumes large amounts of electricity, making it particularly taxing for the environment. As a result, we are subject to the requirements of federal, state and local environmental protection and occupational health and safety laws and regulations. Such laws may impose numerous obligations applicable to our operations, including the installation of certain equipment at our kiosks and the correction of environmental hazards, including the costs of remediation, as applicable. Additionally, these laws and regulations may require us to obtain and comply with a variety of environmental licenses, permits, and other approvals. We are subject to potentially significant civil or criminal fines or penalties if we fail to comply with any of these requirements. Furthermore, certain environmental laws may impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed of or otherwise released into the environment, even under circumstances where the hazardous substances were released by prior owners or operators or the activities conducted from which the release emanated were in compliance with the law at that time. It is also not uncommon for neighboring landowners and other third parties to file claims for, as applicable, property damage caused by noise or the release of hazardous substances into the environment. We have made and will continue to make capital and other expenditures in order to comply with these laws and regulations. The requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. It is possible that these requirements will change, increase compliance and disclosure obligations, or give rise to liabilities in a manner that could have a material adverse effect on our business financial condition and results of operations.

In addition to the evolving nature of these regulations, there is also increased unpredictability in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, due to the change in presidential administration and the overturning of the Chevron doctrine. For example, on January 20, 2025, President Trump signed an Executive Order entitled “Unleashing American Energy,” that, among other provisions, directed all agencies to adhere to only relevant legislated requirements for environmental considerations and to prioritize energy production, and directed the Environmental Protection Agency (the “EPA”) to consider eliminating the social cost of carbon from permitting or regulatory decisions and reconsider its 2009 finding that greenhouse gas (“GHG”) emissions endanger public health and welfare, which provides legal support for EPA GHG emissions regulations. In February 2026, the EPA finalized a rule repealing the “Endangerment Finding.” The continued uncertainty around the evolution of the United States’ regulatory environment with regards to regulating GHGs and climate change issues renders it increasingly difficult to plan for future developments. Ultimately, these future regulatory developments could increase costs of operations for us or our customers, reduce demand and adversely impact our operations.

Further, there is an increasing focus from certain investors, employees, users and other stakeholders concerning corporate responsibility, specifically related to sustainability matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. The growing investor demand for measurement of non-financial performance is addressed by third-party providers of sustainability assessment and ratings on companies. The criteria by which our corporate responsibility practices are assessed may change due to the constant evolution of the sustainability landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies and actions with respect to corporate social responsibility are inadequate. We may face reputational damage in the event that we do not meet the sustainability standards set by various constituencies.

Furthermore, if our competitors’ corporate social responsibility performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding sustainability matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees, and other stakeholders or our initiatives are not executed as planned, our reputation and business, operating results, and financial condition could be adversely impacted.

Risks Related to Third Parties

We currently rely on third-party service providers and their systems for certain aspects of our operations, and any interruptions in services provided by these third parties may impair our ability to support our users.

We rely on third parties and their systems in connection with many aspects of our business, including our kiosk manufacturers, our retail partners, logistics providers, and banks; cloud computing services and data centers that provide facilities, infrastructure, website functionality and access, components, and services, including databases and data center facilities and cloud computing; as well as third parties that provide outsourced user service, compliance support and product development functions, which are critical to our operations. Because we rely on third parties to provide these services and systems and to facilitate certain of our business activities, we face increased operational risks. We do not directly manage the operation of any of these third parties, including their data center facilities that we use. These third parties may be subject to financial, legal, regulatory, and labor issues, cybersecurity incidents, break-ins, computer viruses, denial-of-service attacks, sabotage, theft, acts of vandalism, privacy breaches, service terminations, disruptions, interruptions, and other misconduct. They are also vulnerable to damage or interruption from human error, power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, pandemics or other public health emergencies, and similar events. For example, on February 24, 2021, the U.S. Federal Reserve’s payments network experienced an outage, which had the potential to result in reduced functionality for certain of our products. In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our services, impose additional costs or requirements on us or our users, or give preferential treatment to competitors. There can be no assurance that third parties that provide services to us or to our users on our behalf will continue to do so on acceptable terms, or at all. If any third parties do not adequately or appropriately provide their services or systems or perform their responsibilities to us or our users on our behalf, such as if third-party service providers close their data center facilities without adequate notice, are unable to restore operations and data, fail to perform as expected, or experience other unanticipated problems, we may be unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, and we may be subject to business disruptions, losses or costs to remediate any of the deficiencies, user dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could harm our business.

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

For the years ended December 31, 2025 and 2024, we derived approximately 18% and 23%, respectively, of our total revenue from kiosks placed at the locations of our largest retail partner, Circle K, under individual corporate and franchisee lease agreements. As of December 31, 2025, Circle K has provided notice that it will not renew its contract with us. We intend to relocate kiosks currently located at Circle K stores; however, if we are unable to successfully relocate such kiosks, our business and results of operations may be adversely impacted.

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

Because Brandon Mintz (including his affiliates) owns a majority of the voting power of our outstanding common stock, we qualify as a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under the Nasdaq rules, a listed company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

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

Brandon Mintz and his affiliates own a substantial majority of the common stock and have the right to appoint a majority of our board members, and his interests may conflict with those of other stockholders.

Holders of our voting stock will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or the Company’s Second Amended and Restated Certificate of Incorporation (as

amended, the “Amended and Restated Charter”). As a result of Brandon Mintz’s (including his affiliates) majority ownership, we are a “controlled company” within the meaning of Nasdaq corporate governance standards and Mr. Mintz will be able to substantially influence matters requiring stockholder or board approval, including the election of directors, approval of any potential acquisition of us, changes to our organizational documents and significant corporate transactions. In particular, for so long as Mr. Mintz continues to own a majority of our voting stock, Mr. Mintz will be able to substantially influence matters requiring stockholder or board approval, including the election of directors, approval of any potential acquisition of us, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of common stock or preferred stock will be able to affect the way we are managed or the direction of our business. Furthermore, the concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of us and ultimately might adversely affect the trading price of the Class A common stock to the extent investors perceive a disadvantage in owning stock of a company with a controlling stockholder. The interests of Mr. Mintz with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings, and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders.

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

As of December 31, 2025, our total indebtedness, excluding unamortized debt discounts and debt issuance costs of $0.4 million, was $60.5 million, including the accrual for the current note payable exit fee. We may also incur significant additional indebtedness in the future.

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
•
announcements by us or our competitors of significant innovations, new products, services, features, integrations or capabilities, acquisitions, strategic investments, partnerships, joint ventures, or capital commitments; and
•
other events or factors, including those resulting from political instability, and acts of war, or terrorism, or responses to these events, including the current conflict in Ukraine and the Middle East.

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

Upon the closing of the Merger (the “Closing”), our Class A common stock commenced trading on Nasdaq under the symbol “BTM.” An active trading market for our shares may not develop or be sustained, which in turn would likely have a material adverse effect on the value of our Class A common stock. The market price of our Class A common stock may decline below the initial public offering price, and you may not be able to sell your shares of our Class A common stock at or above the price you paid, or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

The class structure of our common stock has the effect of concentrating voting control within Brandon Mintz and his affiliates, which limits or precludes your ability to influence corporate matters.

Shares of Class M common stock and Class V common stock each have ten votes per share, and shares of Class A common stock and Class O common stock each have one vote per share. Because of the ten-to-one voting ratio between the Class M common stock and the Class V common stock, on the one hand, and all other classes of our voting stock, on the other hand, the holder(s) of Class M common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. In the event Brandon Mintz and his affiliates transfer any shares of Class M common stock to any person other than another one of such affiliates, such shares of Class M common stock will automatically convert, upon such transfer, on a one-for-one basis, into one fully paid and non-assessable share of Class A common stock without any further action required on the part of the Company or any other person. Additionally, in the event Brandon Mintz and his affiliates cease to beneficially own in the aggregate (directly or indirectly) a number of shares of Class M common stock and Class V common stock that, in the aggregate, is at least 20% of the voting power represented by the shares of Class V common stock held by them, in the aggregate, as of immediately after the Closing, (i) each of the then-outstanding shares of Class M common stock will automatically convert, on a one-for-one basis, into one fully paid and non-assessable share of Class A common stock and (ii) each of the then-outstanding shares of Class V common stock will automatically convert, on a one-for-one basis, into one fully paid and non-assessable share of Class O common stock, in each case without any further action required on the part of the Company or any other person.

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

Transfers of shares of our Class M common stock result in automatic conversion into shares of Class A common stock, which may be sold into the market. This could cause the market price of the Class A common stock to drop significantly, even if our business is doing well. In addition, in July 2025, we instituted an “at-the-market” offering program pursuant to which we may offer and sell up to $50.0 million of shares of Class A common stock from time to time under (the “ATM Program”). As of the filing of this Annual Report, the Company is subject to the General Instruction I.B.6 to Form S-3, known as the “baby shelf” rule, which limits the amount of securities we can sell under shelf registration statements in any 12-month period. Sales of a substantial number of shares of Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of the Class A common stock. We may file additional registration statements to provide for the resale from time to time of restricted shares issued in connection with Closing. As restrictions on resale end and the registration statements are available for use, the market price of the Class A common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to shelf registration statements on Form S-3.

Our ability to raise capital in the public capital markets, including through our ATM Program, has been and may in the future continue to be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. Based on our public float as of the date of the filing of this Annual Report, we are only permitted to utilize a shelf registration statement subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rule. Pursuant to the “baby shelf” rule, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months until we again have a public float with a value in excess of $75 million, if ever. Accordingly, if our public float decreases, the number of securities we may sell under shelf registration statements on Form S-3 will also decrease. Although alternative public and private transaction structures may be available, these may not be on attractive terms, may require additional time and cost or may impose operational restrictions on us.

Warrants will become exercisable for Class A common stock, which would increase the number of shares eligible for future resale in the public market and result in further dilution to our stockholders.

Outstanding warrants to purchase an aggregate of approximately 6,264,107 shares of Class A common stock are exercisable in accordance with the terms of the Warrant Agreement governing those securities. These Public Warrants and Private Placement Warrants are exercisable for $80.50 per share at any time. To the extent such Warrants are exercised, additional shares of Class A common stock will be issued, which will result in further dilution to the holders of shares of Class A common stock and increase the number of shares of Class A common stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of shares of Class A common stock.

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

The exercise price for each Warrant is $80.50 per share, subject to adjustment, which is greater than the market price of our Class A common stock, which was $4.84 per share based on the closing price on March 10, 2026. There can be no assurance that the Warrants will be “in the money” prior to their expiration and, as such, the Warrants may expire worthless.

We also have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.07 per Public Warrant, provided that the last reported sale price of Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the Public Warrant holders equals or exceeds $126.00 per share and provided certain other conditions are met. If and when the Public Warrants become redeemable, we may exercise its redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force you (i) to exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (ii) to sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants; or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants. In addition, such redemption may occur at a time when the Public Warrants are “out of the money,” in which case you would lose any potential embedded value from a subsequent increase in the value of our Class A common stock had your Public Warrants remained outstanding.

We may issue preferred stock whose terms could adversely affect the voting power or value of the Class A common stock.

The Amended and Restated Charter authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. On June 30, 2023, in connection with the Closing, we issued 4,300,000 shares of Series A Preferred Stock in a private placement to entities affiliated with Shaolin in connection with the previously announced PIPE Financing. As of December 31, 2025, all 4,300,000 shares of Series A Preferred Stock have been converted into Class A common stock. Although the Series A Preferred Stock do not carry voting rights (other than in relation to amendments to the certificate of designation itself or as required by the DGCL), the terms of one or more additional classes or series of preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A common stock.

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

We may be adversely affected by natural disasters, pandemics, and other catastrophic events, and by man-made problems such as geopolitical conflicts and terrorism, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, and other events beyond our control. In addition, our non-U.S. operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, acts of terrorism, labor activism or unrest, and other geopolitical conflicts or unrest, including the ongoing conflicts in Ukraine and the Middle East, could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our products and services, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. We do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services. Additionally, all the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our disaster recovery plans prove to be inadequate. To the extent natural disasters or other catastrophic events concurrently impact data centers we rely on in connection with processing transactions, users will experience significant delays in withdrawing funds, or in the extreme we may suffer loss of user funds.

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

Senior management, including our Chief Technology Officer, Chief Information Security Officer, and Chief Financial Officer are responsible for implementing these security measures, as well as being involved in all aspects of cybersecurity incident response and data breach management processes. Bitcoin Depot’s incident management plan provides a roadmap for responding to and categorizing incidents. Bitcoin Depot’s IT and cybersecurity teams collaborate with other company stakeholders to develop strategies for mitigating and responding to identified cybersecurity events.

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

We continuously evaluate cyber risks. As of the date of this Report, though we and our service providers have experienced certain cybersecurity incidents, we are unaware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial conditions.

Cybersecurity Governance

Our Board of Directors and management prioritize cybersecurity. Although our full Board of Directors is generally responsible for cybersecurity risk management, it has assigned principal oversight responsibility of risks from cybersecurity threats to our Audit Committee. As described above, management is also responsible for assessing and managing risks from cybersecurity threats, and designated management personnel, including our Chief Technology Officer, Chief Information Security Officer and Chief Financial Officer, meet quarterly as a Risk Committee to determine cybersecurity matters to be shared with the Audit Committee. The Risk Committee provides the Audit Committee updates on such matters on at least a quarterly basis. The Audit Committee reports cybersecurity risks to the full Board during quarterly meetings.

The members of senior management responsible for managing our material risks from cybersecurity threats are our Chief Technology Officer, Chief Information Security Officer and Chief Financial Officer, who are experienced in data security matters and financial reporting matters. Our Chief Information Security Officer has more than 20 years of experience in information technology and has served in multiple technology executive roles, including security-compliance-related roles and holds a degree in Computer Information Systems from Harding University. Our Chief Technology Officer holds a computer science degree and Master of Engineering in Computer Science from Massachusetts Institute of Technology and has held engineering roles in multiple financial technology companies. Our Chief Financial Officer has over 20 years of experience in financial statement reporting and auditing.

Item 2. Properties

Our principal executive offices and headquarters are located in leased premises at 8601 Dunwoody Place, Sandy Springs, Georgia 30350, consisting of approximately 5,406 square feet. We also lease office space in Canada, located at 267 Richmond Rd, 3rd Fl., Ottawa, Ontario K1Z 6X3, consisting of approximately 1,000 square feet. We believe that these facilities are suitable to meet our needs.

Item 3. Legal Proceedings

Note 21 – Commitments and Contingencies to our consolidated financial statements for the year ended December 31, 2025 contained in this Annual Report on Form 10-K includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position, liquidity or results of operations if they were resolved in a manner that is adverse to us.

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

Holders of Record

As of March 12, 2026, there were 39 registered holders of record of our Class A common stock and no registered holders of record of our Class B common stock. As of the filing date, there were 16 registered holders of record of our listed Warrants. Since many of our shares of Class A common stock and Warrants are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our equity compensation plan, see "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

Unregistered Sales of Equity Securities

On February 27, 2026, in connection with the acquisition of Kutt, the Company issued 651,786 shares of Class A common stock to the stockholders of Kutt as partial consideration of the $4.5 million purchase price for the acquisition, which represented approximately 12.9% of the Company’s Class A common stock as of such date. The shares issued have not been registered under the Securities Act,in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act for transactions by an issuer not involving any public offering. The Company’s reliance upon Section 4(a)(2) of the Securities Act was based upon the following factors: (i) the issuance of the shares was an isolated private transaction by the Company that did not involve a public offering; and (ii) representations from such stockholders of Kutt to support such exemption, including with respect to their “accredited investor” status(as that term is defined in Rule 501(a) of Regulation D promulgated under Section 4(a)(2) of the Securities Act).

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

The Company did not repurchase any shares of Class A common stock during 2025.

Item 6.

[Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” and “Bitcoin Depot” refer to Bitcoin Depot Inc. and its consolidated subsidiaries. Management’s Discussion and Analysis of Financial Condition and
Results of Operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023 can be found in Item
7 of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 24, 2025, which is incorporated by reference herein.

Business Overview

Bitcoin Depot owns and operates the largest network of BTMs across North America where customers can convert cash to Bitcoin. Bitcoin Depot helps power the digital economy for users of cash.

Our BTMs offer one-way exchange of cash-to-Bitcoin. We also operate a leading BTM device and transaction processing system, BitAccess, which provides software and operational capabilities to third-party BTM operators, which generates software revenue for the Company.

In August 2025, we acquired the assets of Westcliff Technologies Inc. dba. National Bitcoin ATM ("NBATM"). The acquisition added over 500 kiosks in 27 states to Bitcoin Depot’s network.

As of December 31, 2025, our offerings included approximately 9,700 BTMs in retailer locations throughout the U.S., Canada, Australia, and Hong Kong, as well as our BDCheckout product, which is accepted at approximately 16,300 retail locations, and our mobile app. We maintain a leading position among cash-to-Bitcoin BTM operators in the U.S. and Canada.

Up-C Restructuring

On May 30, 2025, the Company entered into and consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) with BT Assets, Inc ("BT Assets"), Brandon Mintz, BD Investment Holdings LLC, a Delaware limited liability company, BD Investment Holdings II LLC, a Delaware limited liability company, BT HoldCo, BCD Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of the Company (“Merger Sub LLC”), and BCD Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub Inc.”), resulting in, among other things, BT HoldCo becoming a wholly owned subsidiary of the Company (the “Up-C Restructuring”). In addition, the Company and BT Assets agreed to terminate the Tax Receivable Agreement.

Under the Company’s organizational structure immediately prior to the consummation of the Up-C Restructuring, the Company was a holding company and its principal asset was its ownership of BT HoldCo Common Units and warrants to purchase BT HoldCo Common Units (“BT HoldCo Warrants”). The Company, BT Assets, which prior to the merger was an entity owned and controlled by Mr. Mintz, and certain entities affiliated with Mr. Mintz, were the only members of BT HoldCo. The Company’s public stockholders held shares of Class A common stock, which are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company and have economic rights (including rights to dividends and distributions upon liquidation by the Company), and/or Warrants.

Following the consummation of the Up-C Restructuring, the public stockholders continue to hold their issued and outstanding Class A common stock and Warrants, and their respective voting and economic rights with respect to the Company did not change as a result of the Up-C Restructuring. In connection with the Up-C Restructuring, (a) the stockholders of BT Assets (which included Mr. Mintz and his affiliated entities), in consideration for 100% of the shares of capital stock of BT Assets, received a number of newly issued shares of the Company’s Class M common stock equivalent to one share of Class M common stock for each share of Class V common stock held by BT Assets immediately prior to the consummation of the Up-C Restructuring. The shares of Class M common stock are entitled to ten votes per share on all matters submitted to a vote of stockholders and have economic rights (including rights to dividends and distributions upon liquidation by the Company) that are the same as the Class A common stock.

As consideration under the Merger Agreement, the Company (i) issued to former stockholders of BT Assets 5,884,718 shares of Class M common stock in exchange for the shares of Class V common stock and BT HoldCo Common Units held by BT Assets immediately prior to the Up-C Restructuring, and (ii) entered into a contingent equity rights agreement with the former stockholders of BT Assets which provides potential economic benefits equivalent to those provided to BT Assets by the earnout units in BT HoldCo held by BT Assets immediately prior to the Up-C Restructuring. As consideration for the termination of the Tax Receivable Agreement, as of December 31, 2025 the Company has made cash payments to the former stockholders of BT Assets (including Mr. Mintz and his affiliated entities) in the amount of $9.3 million.

Reverse Stock Split

On February 19, 2026, the Company filed a Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation with the Secretary of State for the State of Delaware to effect a one-for-seven (1:7) reverse stock split of each class of the Company’s common stock, effective as of 12:01 a.m., Eastern time on February 23, 2026 (the "Reverse Stock Split"). The Class A common stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq on February 23, 2026. The trading symbol for the Class A common stock remains BTM. As a result of the Reverse Stock Split, the number of issued and outstanding shares was reduced from 35,495,968 shares of Class A common stock and 37,846,102 shares of Class M common stock to 5,070,852 shares of Class A common stock and 5,406,586 shares of Class M common stock as of February 23, 2026.

Kutt Acquisition

On February 27, 2026, the Company acquired Kutt, Inc. (“Kutt”), a peer-to-peer (“P2P”) social betting platform that enables users to create and participate in wagers directly with one another on publicly verifiable outcomes. The acquisition marks the Company’s first entry into the P2P social betting market and reflects the Company’s broader strategy to diversify its product offerings beyond its core Bitcoin ATM business. Founded in 2019, Kutt lets users set the terms of their bets across a range of markets, including sports, entertainment, and other real-world events. Unlike traditional sportsbooks, Kutt does not act as the counterparty to wagers. Instead, Kutt provides a consumer-friendly platform for users to engage directly with one another in a social, community-driven environment.

Trends Affecting our Business

Like others in the crypto ATM industry, we have recently observed an increase in the prevalence of our services being utilized by bad actors to conduct consumer fraud transactions on our platform. These bad actors use sophisticated and dynamic methods to bypass our compliance controls, which has required us to adopt increasingly stringent KYC and other compliance measures to effectively mitigate consumer fraud transactions. For example, in February of 2026, the Company implemented a new compliance enhancement requiring customers to provide identification for every transaction at its kiosks, strengthening the Company’s safeguards against potential misuse. Bitcoin Depot was the first major operator in the industry to implement per-transaction ID collection, representing a significant advancement in its compliance protocols and ongoing efforts to prevent fraud and other illicit activity.

While these fraud mitigation efforts have been effective in mitigating consumer fraud and protecting our customers, we do expect that these efforts will result in the Company recording materially lower levels of revenue than we have seen in prior years. The Company expects revenue for the core business in 2026 to be down in the range of 30% to 40%. In addition, consumer fraud has been the major focus of regulatory efforts aimed at our industry which has imposed, and will continue to impose, significant restrictions on our business. Such regulatory efforts have had, and we expect such regulatory efforts to continue to have, a material adverse impact on our revenues, profitability and business prospects. Increased compliance costs, transaction limitations, and enhanced verification requirements may reduce transaction volumes and deter potential customers. Furthermore, these regulatory efforts, combined with the costs of adapting compliance infrastructure, are expected to result in sustained pressure on our financial performance. See "Business - Governmental Regulation" for a discussion of the various state, federal and local legislation aimed at restricting the crypto ATM industry.

Kiosk Network and Retailer Relationships

Bitcoin Depot operates a network of kiosks that allow users to purchase Bitcoin with cash. Upon using a Bitcoin Depot kiosk for the first time, users will be prompted to provide certain information for account creation and verification. Users are required to select from three ranges of cash amounts to be inserted in the kiosk for purchasing Bitcoin. The user then provides the address of their digital wallet by scanning a QR code or manually inputting their unique wallet address; the user can create and use a Bitcoin Depot-branded wallet (un-hosted and non-custodial), or their own existing digital wallet. Cash is then inserted by the user into the kiosk, and the kiosk will confirm the dollar amount and other details of the transaction, including quantity of Bitcoin being purchased. Once the transaction is complete, the Bitcoin is electronically delivered to the user’s digital wallet and the user is provided with a physical receipt as well as a receipt via SMS text.

Our kiosks are deployed in convenience stores, gas stations, grocery stores, pharmacies, and shopping malls. We provide our retail partners with a predictable revenue stream and drive additional foot traffic, with a minimal footprint and no operational burden.

Cryptocurrencies

Our revenues, $614.9 million and $573.7 million for the years ended December 31, 2025 and 2024, respectively, have not been correlated to the price of Bitcoin historically, even in light of volatile Bitcoin prices. For example, our revenue for the year ended December 31, 2025 increased by 7.2% year-over-year, while the market price of Bitcoin decreased by 6.3% during the same period, and the average annual price increased 54% year-over-year. Based on our own user surveys, a majority of our users use our products and services for non-speculative purposes, including money transfers, international remittances, and online purchases, among others.

We use a sophisticated Bitcoin management process to reduce our exposure to volatility in Bitcoin prices by maintaining a relatively low balance (typically between $1.0 and $2.0 million) of Bitcoin at any given time specifically for revenue-generating operations, which we believe differentiates us from our competition. Our typical practice is to purchase Bitcoin through a liquidity provider such as Cumberland DRW or Abra. We replenish our Bitcoin only through purchases from leading Bitcoin liquidity providers and do not engage in any mining of Bitcoin ourselves. Our sophisticated replenishment process enables us to satisfy our users’ Bitcoin purchases with our own Bitcoin holdings yet maintain relatively small balances of Bitcoin to effectively manage our principal risk related to our operations. There are two main components of the working capital required in our operations. On the Bitcoin side, we maintain Bitcoin in our hot wallets to fulfill orders from users while we are automatically placing orders with liquidity providers and exchanges to replenish the Bitcoin we have sold to users. The second component to working capital is the cash that accumulates in our BTM kiosks. As users insert cash into the BTM kiosks, cash accumulates until armored carriers collect the cash and process it back to our bank accounts. We typically maintain a variable level of cash in the BTM kiosks at all times. As of December 31, 2025, cash in BTM kiosks was approximately 21.3% of average monthly revenues.

In June 2024, the Company began allocating a portion of its cash reserves to Bitcoin. As of December 31, 2025 and 2024, the Company held approximately $8.8 million and $0.6 million, respectively, of Bitcoin allocated to its treasury strategy.

Regulatory Environment

See “Business—Governmental Regulations” in Part I, Item 1.

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

	Three Months Ended
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
	2025				2024				2023
Installed kiosks (at period end)	9,721	9,276	8,978	8,483	8,457	8,304	8,068	7,061	6,334	6,404	6,351	6,441
Kiosks held with logistics providers	1,682	1,695	1,736	2,314	2,117	2,506	758	587	898	842	981	891
Returning user transaction count	5.8	5.6	5.6	6.3	6.3	7.3	7.1	7.7	8.3	9.1	9.2	10.0
New user count	16,602	25,254	25,007	23,426	22,490	20,818	20,971	20,689	22,229	27,685	30,710	32,260
Median kiosk transaction size (in $)	400	350	300	300	280	250	230	205	200	200	200	200
Lifetime value	5,311	5,269	5,221	5,146	5,065	5,022	4,960	4,838	4,755	4,659	4,539	4,387

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

Returning User Transaction Count

This metric provides an indicator of user retention and our competitive advantage relative to our peers, as well as the trajectory of cryptocurrency adoption, and allows us to make strategic decisions. We define returning user transaction count as the average number of aggregate transactions completed at any kiosk in the four quarters trailing the quarter in which a given user’s first transaction occurred, measured only for users who complete more than one transaction. For example, as of December 31, 2025, users who first transacted at one of our kiosks during the three months ended December 31, 2024 and who subsequently completed a second transaction completed an average of 5.8 transactions over the twelve months following their initial transaction.

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

Lifetime Value

This metric provides information to analyze user behavior as well as evaluate our performance and formulate financial projections. We define customer lifetime value as the average cumulative dollar value of all purchases by users acquired from inception through the current quarter. For example, as of December 31, 2025, users who have completed at least one transaction between 2016 and December 31, 2025 have transacted a total of $5,311 on average.

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

Components of Results of Operations

Revenue

We generate substantially all of our revenue from the cash paid by customers to purchase Bitcoin from our kiosks. For example, approximately 99.9% of our revenue in the year ended December 31, 2025 was derived from the sale of our cryptocurrency, including the markup at which we sell cryptocurrency to users (which can vary between BDCheckout and BTM kiosks) and a separate flat transaction fee. These user-initiated transactions are governed by terms and conditions agreed to at the time of each point-of-sale transaction and do not extend beyond the transaction.

For the periods presented, the markup percentage for BTM kiosk transactions ranged between 15% and 50%, of the USD amount of the transaction with such markup rates historically having been, and continuing to be, subject to fluctuation as a result of our ongoing price strategy testing. The markup percentage for BDCheckout transactions has been 15% since the rollout of this type of transaction in 2022. Finally, the Company receives a commission as a percentage for our website transactions which was 12% through December 31, 2025. Markup percentages are determined by examining user transaction patterns in various geographic locations, based on ongoing markup rate testing, with the ultimate aim of optimizing profitability, growth and user base.

For each Bitcoin transaction on our kiosks and within BDCheckout, the cryptocurrency price displayed to users includes the exchange rate at which we sell Bitcoin to users as well as a separate flat transaction fee. As of December 31, 2025, we charge (i) a flat $3.00 fee on all transactions at BTM kiosks, which generally corresponds to the costs underlying such transactions and (ii) a flat $3.50 fee on BDCheckout transactions, which is what our payment provider, InComm, charges us to facilitate transactions using InComm’s network.

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

Other income (expense)

Other income (expense) includes interest expense, interest income, the impact of lease modifications, gains and losses on Bitcoin treasury investment holdings, and gains and losses on foreign currency transactions.

Interest expense consists primarily of the interest expense on our borrowings and our finance leases and loss on extinguishment of debt.

Results of Operations

Comparison between Year Ended December 31, 2025 and Year Ended December 31, 2024

The following table sets forth selected historical operating data for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024	$ Change	% Change

Statements of Income information:
Revenue	$614,851	$573,703	$41,148	7.2%
Cost of revenue (excluding depreciation and amortization reported separately below)	501,555	482,263	19,292	4.0%
Operating expenses
Selling, general and administrative	64,413	57,158	7,255	12.7%
Depreciation and amortization	7,670	10,072	(2,402)	(23.8)%
Total operating expenses	72,083	67,230	4,853	7.2%
Income from operations	41,213	24,210	17,003	70.2%
Other (expense) income
Interest expense, net	(14,413)	(14,199)	(214)	1.5%
Other (expense) income	(19,927)	406	(20,333)	(5,008.1)%
Gain (loss) on foreign currency transactions	124	(465)	589	(126.7)%
Income before provision for income taxes and non-controlling interest	6,997	9,952	(2,955)	(29.7)%
Income tax (expense)	(2,288)	(2,138)	(150)	7.0%
Net income	$4,709	$7,814	$(3,105)	(39.7)%
Net income attributable to non-controlling interest	$10,891	$19,500	$(8,609)	(44.1)%
Net income (loss) attributable to common stockholders	$(6,182)	$(11,686)	$5,504	(47.1)%

Revenue

Revenue increased by $41.1 million or 7.2% for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to an increase in total kiosks in operation during 2025, and an increase in the median transaction size.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue (excluding depreciation and amortization) increased by $19.3 million or 4.0% for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to an increase in transaction volume.

The following table sets forth the components of cost of revenue for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Cryptocurrency Expenses	$440,205	$424,135	$16,070	3.8%
Floorspace Leases	38,688	37,522	1,166	3.1%
Kiosk Operations	22,662	20,606	2,056	10.0%
Total Cost of Revenue (excluding Depreciation and Amortization)	$501,555	$482,263	$19,292	4.0%

Cryptocurrency Expenses

Our cryptocurrency expenses increased by $16.1 million or 3.8% for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was attributable to the growth in volume in 2025 as compared to 2024.

Floorspace Leases

Our floorspace lease expenses increased by $1.2 million or 3.1% for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was attributable to the growth in active kiosks deployed in 2025 as compared to 2024.

Kiosk Operations

Our kiosk operations expenses increased by $2.1 million or 10% for the year ended December 31, 2025, as compared to the year ended December 31, 2024. Our kiosk operations consisted of armored cash collection, bank fees, software costs, insurance. installation, and repair and maintenance. The increase in kiosk operations costs was attributable to the growth in active kiosks deployed in 2025 as compared to 2024.

Operating expenses

Selling, general and administrative expenses increased by approximately $7.3 million or 12.7% for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily driven by higher legal services expenses in 2025 compared to 2024.

Depreciation and amortization expenses decreased by $2.4 million or 23.8% for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease was primarily due to the increase in the estimated useful life of BTM kiosks in July 2024.

Other expense (income)

Other expenses increased by $20.3 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily driven by the recognition of an $18.5 million arbitration judgment liability.

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

The following table presents a reconciliation of revenue to Adjusted Gross Profit for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024
Revenue	$614,851	$573,703
Cost of revenue (excluding depreciation and amortization)	(501,555)	(482,263)
Depreciation and amortization excluded from cost of revenue	(7,650)	(9,984)
Gross profit	$105,646	$81,456
Adjustments:
Depreciation and amortization excluded from cost of revenue	$7,650	$9,984
Adjusted gross profit	$113,296	$91,440
Gross profit margin (1)	17.2%	14.2%
Adjusted gross profit margin (1)	18.4%	15.9%

(1)
Calculated as a percentage of revenue.

Adjusted EBITDA

We define Adjusted EBITDA (a non-GAAP financial measure) as net income before interest expense, income tax expense, depreciation and amortization, non-recurring expenses, unrealized gains and losses on cryptocurrency held for investment (as a result of adopting ASU 2023-08 on January 1, 2025), and share-based compensation.

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

The following table presents a reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024
Net income	$4,709	$7,814
Adjustments:
Interest expense, net	14,413	14,199
Income tax expense	2,288	2,138
Depreciation and amortization	7,670	10,072
Non-recurring expenses (1)	21,722	2,085
Share-based compensation	4,866	3,400
Loss on cryptocurrency investment	748	—
Adjusted EBITDA	$56,416	$39,708
Adjusted EBITDA margin (2)	9.2%	6.9%

(1)
2024 amount includes the recognition of a special performance bonus of $0.7 million and professional services fees. 2025 amount includes an accrual of $18.5 million in respect of a ruling in an arbitration proceeding brought by Coin Cloud, Inc. against our Canadian subsidiary, BitAccess, Inc., a $1.9 million legal settlement, and a special bonus of $1.9 million.
(2)
Adjusted EBITDA margin is defined as Adjusted EBITDA divided by revenue. The Company uses this measure to evaluate its overall profitability.

Liquidity and Capital Resources

On December 31, 2025, we had working capital of approximately $16.7 million, which included cash and cash equivalents and other current assets of approximately $80.3 million, offset by accounts payable and other current liabilities of approximately $63.7 million. We reported net income of approximately $4.7 million during the year ended December 31, 2025.

On December 31, 2024, we had negative working capital of approximately $(6.3) million, which included cash and cash equivalents and other current assets of approximately $34.3 million, offset by accounts payable and other current liabilities of approximately $40.6 million. We reported net income of approximately $7.8 million during the year ended December 31, 2024.

During the years ended December 31, 2025 and 2024, we had positive cash flow from operations of $34.0 million and $22.5 million, respectively.

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

Sources of Liquidity

ATM Program

On July 1, 2025, the Company terminated its original At Market Issuance Sales Agreement, pursuant to which the Company was permitted to sell, from time-to-time, shares of its Class A common stock, par value $0.0001 per share. The Company filed a new registration statement that provides for the sale of up to $100 million of a variety of equity securities, including the $50 million ATM Program. During the year December 31, 2025, the Company sold 1,295,776 shares of its Class A common stock for net proceeds of $35.1 million. As of December 31, 2025, $14.9 million of our ATM Program remained available for issuance. As of the filing of this Annual Report, the Company is subject to the General Instruction I.B.6 to Form S-3, known as the “baby shelf” rule, which limits the amount of securities we can sell under shelf registration statements in any 12-month period.

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

On December 19, 2025, the Company entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (the “Amendment”). Pursuant to the Amendment, the Company paid to Silverview Credit Partners, LP (the “Administrative Agent”), for the benefit of the lenders party thereto, an amount equal to $7.0 million, which is to be applied to reduce (x) the aggregate principal amount of the Tranche A Term Loans (as defined therein) in the amount of $3.5 million and (y) the aggregate principal amount of the Tranche B Term Loans (as defined therein) in the amount of $3.5 million, and paid to the lenders. As a result, the remaining amortization payments were reduced for each of the following three prepayment periods. In addition, Section 8.01(h) of the Credit Agreement was amended to increase the threshold at which a monetary judgment could trigger an event of default under the Credit Agreement from $1.0 million to $3.5 million, and providing an event of default carveout for certain existing proceedings.

Other Debt

Kiosk Profit Share Franchise Arrangements:

During the year ended December 31, 2025, the Company entered into five kiosk franchise profit sharing arrangements. Under the terms of the agreements, the third parties receive a share in the profits generated by a group of specifically identified kiosks for a specified period of time. As a result of consideration received up front, the Company determined these arrangements were accounted for as debt in accordance with ASC 470, Debt. The Company recorded debt of $20.7 million during the year ended December 31, 2025, as a result of these franchise profit sharing arrangements, maturing in March, April, June and August of 2033, with principal and interest paid monthly via profit sharing payments.

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

Equipment Financing:

The Company did not enter into any equipment financing agreements during the year ended December 31, 2025. During the year ended December 31, 2024, the Company entered into five, 36-month collateralized term loans for a total amount of $2.6 million to facilitate the purchase of BTM kiosks. In accordance with the term loans, the kiosks are collateral for the loans. The loans are subject to annual interest rates between 16.86% and 17.42%, with interest and principal payments due monthly.

Cash Flows

The following table presents the sources of cash and cash equivalents for the periods indicated:

	Year Ended December 31,
	2025	2024	$ Change	% Change
Cash provided by operating activities	$33,978	$22,544	$11,434	50.7%
Cash (used) in investing activities	$(13,874)	$(11,370)	$(2,504)	22.0%
Cash provided by (used) in financing activities	$16,184	$(11,576)	$27,760	(239.8)%
Net increase (decrease) in cash and cash equivalents (1)	$36,160	$(287)	$36,447	N/A

(1)
Includes effect of foreign exchange rate changes on cash.

Operating Activities

Net cash provided by operating activities increased by $11.4 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to stronger Operating Profit and an increase in accrued expenses and other current liabilities as of December 31, 2025.

Investing Activities

Net cash used in investing activities increased $2.5 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to a $7.9 million increase in acquisition of Bitcoin for investment, offset by a $5.3 million decrease in acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities increased $27.8 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to an increase in proceeds from the issuance of common stock of $35.1 million, and a decrease in distributions of $27.1 million, offset by an increase in principal payments on notes payable of $16.6 million and a decrease in proceeds from notes payable of $9.3 million.

Commitments and Contractual Obligations

As of December 31, 2025, the aggregate amount of our operating and finance lease obligations was approximately $4.9 million. As of December 31, 2025, we had no open purchase orders for kiosks.

See Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information about our notes payable.

See Note 20 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information about our leases.

See Note 21 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information about our material commitments and contingencies.

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

Cryptocurrencies

We determine and record the fair value of our cryptocurrencies in accordance with ASC 820, Fair Value Measurement (“ASC 820”), based on quoted prices on the active exchange that we have determined is the principal market for such assets (Level 1 inputs). We determine the cost basis of our cryptocurrencies using the first-in-first-out method. For all cryptocurrencies during periods prior to January 1, 2025, impairment losses were recognized within Cost of Revenue in the Consolidated Statements of Income in the period in which the impairment was identified. For periods after January 1, 2025, realized and unrealized gains and losses for cryptocurrencies held as investments are recorded in Other income (expense), net, and realized and unrealized gains and losses and cryptocurrencies used to facilitate sales are recorded in Cost of Revenue in our Consolidated Statements of Income.

Goodwill and intangible assets, net

Goodwill represents the excess of the consideration transferred over the estimated fair value of the acquired assets, assumed liabilities, and any non-controlling interest in the acquired entity in a business combination. We test for impairment at least annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. We perform our annual test for impairment as of October 1 at the reporting unit level. There was no impairment of goodwill for the year ended December 31, 2025.

During 2024, we changed our annual impairment testing date from December 31 to October 1. We believe this new date is preferable as it allows for more timely completion of the annual goodwill impairment test prior to the end of our annual financial reporting period. We applied the change in annual impairment testing date prospectively beginning October 1, 2024.

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

The typical processing time for our transactions with customers is 30 minutes or less. Contract liabilities are amounts received from customers in advance of the Company transferring the cryptocurrencies to the customer’s wallet and the transaction validated on the blockchain. Contract liabilities are presented in “Deferred revenue” on the Consolidated Balance Sheets and are not material as of December 31, 2025.

Judgment is required in determining whether we are the principal or the agent in transactions with customers. We evaluate the presentation of revenue on a gross or net basis based on whether it controls the cryptocurrency before control is transferred to the customer (gross) or whether it acts as an agent by arranging for other customers on the platform to provide the cryptocurrency to the customer (net). We control the cryptocurrency before it is transferred to the customer, has ownership risk related to the cryptocurrency (including market price volatility), sets the transaction fee to be charged, and is responsible for transferring the cryptocurrency to the customer upon purchase. Therefore, the Company is the principal in transactions with customers and presents revenue and cost of revenue (excluding depreciation and amortization) from the sale of cryptocurrencies on a gross basis.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

See Note 3. Recent Accounting Pronouncements—of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of new accounting pronouncements adopted and not yet adopted as of the date of this Annual Report on Form 10-K.

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

Foreign Currency Exchange Rate Risk

Certain of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates on cash residing in the kiosks. We have not historically hedged our translation risk on foreign currency exposure, but we may do so in the future. For the year ended December 31, 2025, and for the year ended December 31, 2024, currency exchange rate fluctuations had an insignificant impact on our consolidated revenues.

Generally, the functional currency of our various subsidiaries is their local currency except BitAccess whose functional currency is USD. We are exposed to currency fluctuations on transactions that are not denominated in the functional currency. Gains and losses on such transactions are included in determining net income for the period. We may seek to mitigate our foreign currency risk through timely settlement of transactions and cash flow matching, when possible. For the year ended December 31, 2025 and for the years ended December 31, 2024, our transaction gains and losses were insignificant.

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

Adoption and Market Price of Cryptocurrency

Our business is dependent on the broader use and adoption of Bitcoin, which can to an extent be impacted by the spot price of the cryptocurrency we sell. Bitcoin is our sole cryptocurrency offering. Bitcoin represents 99% of our total transaction volume for the year ended December 31, 2025. As the adoption of cryptocurrency continues to grow for the general public, we expect continued growth from our addressable market. The prices of cryptocurrencies, including the cryptocurrencies we sell, have experienced substantial volatility, and high or low prices may have little or no relationship to identifiable market forces, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation and media reporting. Bitcoin (as well as other cryptocurrency) may have value based on various factors, including their acceptance as a means of exchange by consumers and producers, scarcity, and market demand.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bitcoin Depot Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bitcoin Depot Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity (deficit) and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter– Uncertainty Related to Litigation and Regulatory Matters

As discussed in Note 21 to the consolidated financial statements, the Company is subject to significant litigation and regulatory matters, the outcomes of which are inherently uncertain. The resolution of these matters could have a material effect on the Company’s financial position, results of operations, and cash flows. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, Massachusetts

March 18, 2026

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenue	$614,851	$573,703
Cost of revenue (excluding depreciation and amortization)	501,555	482,263
Operating expenses:
Selling, general, and administrative	64,413	57,158
Depreciation and amortization	7,670	10,072
Total operating expenses	72,083	67,230
Income from operations	41,213	24,210
Other (expense) income:
Interest expense, net	(14,413)	(14,199)
Other (expense) income, net	(19,927)	406
Gain (loss) on foreign currency transactions	124	(465)
Income before provision for income taxes and non-controlling interest	6,997	9,952
Income tax (expense)	(2,288)	(2,138)
Net income	$4,709	$7,814
Net income attributable to non-controlling interest	10,891	19,500
Net loss attributable to common stockholders	$(6,182)	$(11,686)

Net loss per share of common stock - basic and diluted *	$(0.86)	$(4.21)
Weighted average number of common shares outstanding - basic and diluted *	7,147,534	2,769,234

* On February 23, 2026, the Company effected a 1-for-7 reverse stock split (the “Reverse Stock Split”) of each class of its issued and outstanding shares of common stock, in each case with a par value of $0.0001 per share. As a result of the Reverse Stock Split, the number of issued and outstanding shares of common stock was reduced from 35,495,968 shares of Class A common stock and 37,846,102 shares of Class M common stock to 5,070,852 shares of Class A common stock and 5,406,586 shares of Class M common stock, retroactively adjusted for all periods presented. See Note 2(r) for further discussion of the calculation of weighted-average common shares outstanding.

The accompanying notes are an integral part of these audited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Net income	4,709	7,814
Other comprehensive income, net of tax
Foreign currency translation adjustments	(43)	34
Total comprehensive income	4,666	7,848
Less: Comprehensive income attributable to non-controlling interest	10,891	19,500
Comprehensive (loss) attributable to common stockholders	$(6,225)	$(11,652)

The accompanying notes are an integral part of these audited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2025	2024
Assets
Current:
Cash and cash equivalents	$65,632	$29,472
Cryptocurrencies	10,927	1,510
Accounts receivable	639	275
Prepaid expenses and other current assets	3,131	3,076
Total current assets	80,329	34,333
Property and equipment:
Furniture and fixtures	635	635
Leasehold improvements	172	172
Kiosk machines - owned	42,903	36,831
Kiosk machines - leased	8,987	10,367
Total property and equipment	52,697	48,005
Less: accumulated depreciation	(26,511)	(21,158)
Total property and equipment, net	26,186	26,847
Intangible assets, net	804	2,320
Goodwill	8,717	8,717
Operating lease right-of-use assets, net	2,917	2,595
Deposits	1,042	734
Deferred tax assets, net	10,580	4,558
Total assets	$130,575	$80,104

The accompanying notes are an integral part of these audited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2025	2024
Liabilities and Stockholders’ Equity (Deficit)
Current:
Accounts payable	$10,667	$11,557
Accrued expenses and other current liabilities	41,052	14,260
Notes payable	6,972	6,022
Income taxes payable	1,732	2,207
Deferred revenue	343	20
Operating lease liabilities, current portion	1,300	858
Current installments of obligations under finance leases	1,602	3,446
Other non-income tax payable	—	2,259
Total current liabilities	63,668	40,629
Long-term liabilities
Notes payable, non-current	53,520	49,457
Operating lease liabilities, non-current	1,610	1,774
Obligations under finance leases, non-current	360	1,950
Deferred income tax, net	—	604
Tax receivable agreement liability due to related party	—	2,176
Total Liabilities	119,158	96,590
Commitments and Contingencies (Note 21)
Stockholders’ Equity (Deficit)
Series A Preferred Stock, $0.0001 par value; 50,000,000 authorized, 0 and 1,733,884 shares issued and outstanding, at December 31, 2025 and 2024, respectively	—	—
Class A common stock, $0.0001 par value; 800,000,000 authorized, 5,051,525 and 2,751,881 shares issued, and 5,024,293 and 2,724,649 shares outstanding at December 31, 2025 and 2024, respectively *	4	1
Class B common stock, $0.0001 par value; 20,000,000 authorized, no shares issued and outstanding at December 31, 2025 and 2024, respectively *	—	—
Class E common stock, $0.0001 par value; 2,250,000 authorized, 0 and 153,680 shares issued and outstanding at December 31, 2025 and 2024, respectively *	—	—
Class M common stock, $0.0001 par value; 300,000,000 authorized, 5,406,586 and 0 shares issued and outstanding at December 31, 2025 and 2024, respectively *	4	—
Class O common stock, $0.0001 par value; 800,000,000 authorized, no shares issued and outstanding at December 31, 2025 and 2024, respectively *	—	—
Class V common stock, $0.0001 par value; 300,000,000 authorized, 0 and 5,884,718 shares issued and outstanding at December 31, 2025 and 2024, respectively *	—	4
Treasury stock	(437)	(437)
Additional paid-in capital	62,553	21,491
Accumulated deficit	(49,612)	(44,349)
Accumulated other comprehensive loss	(255)	(342)
Total Stockholders’ Equity (Deficit) Attributable to Bitcoin Depot Inc.	12,257	(23,632)
(Deficit) equity attributable to non-controlling interests	(840)	7,146
Total Stockholders’ Equity (Deficit)	11,417	(16,486)
Total Liabilities and Stockholders’ Equity (Deficit)	$130,575	$80,104

* On February 23, 2026, the Company effected a 1-for-7 Reverse Stock Split of each class of its issued and outstanding shares of common stock, in each case with a par value of $0.0001 per share. As a result of the Reverse Stock Split, the number of issued and outstanding shares of common stock was reduced from 35,495,968 shares of Class A common stock and 37,846,102 shares of Class M common stock to 5,070,852 shares of Class A common stock and 5,406,586 shares of Class M common stock, retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these audited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEAR ENDED DECEMBER 31, 2025

(in thousands, except share amounts)

	Series A Preferred Stock		Class A Common Stock		Class E Common Stock		Class M Common Stock		Class V Common Stock		Treasury Stock
	Shares	Amount	Shares *	Amount	Shares *	Amount	Shares *	Amount	Shares *	Amount	Shares *	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity (Deficit) Attributable to Bitcoin Depot Inc.	Non-Controlling Interest	Total Stockholders’ Equity (Deficit)
January 1, 2025	1,733,884	$—	2,751,881	$1	153,680	$—	—	$—	5,884,718	$4	(27,231)	$(437)	$21,491	$(44,349)	$(342)	$(23,632)	$7,146	$(16,486)
Cumulative-effect adjustment due to the adoption of Accounting Standards Update 2023-08, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	—	852	—	852	—	852
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	14	—	—	14	(10,116)	(10,102)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	—	67	87	154	(197)	(43)
Exchange of Class V common stock for Class M common stock pursuant to the Up-C Restructuring	—	—	—	—	—	—	5,884,718	4	(5,884,718)	(4)	—	—	—	—	—	—	—	—
Cumulative impact of Up-C Restructuring	—	—	—	—	—	—	—	—	—	—	—	—	1,108	—	—	1,108	(8,595)	(7,487)
Conversion to Class A common stock	(1,733,884)	—	879,510	—	(153,680)	—	(478,132)	—	—	—	—	—	—	—	—	—	—	—
Shares issued for vested RSU awards	—	—	124,358	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock, net of issuance costs	—	—	1,295,776	3	—	—	—	—	—	—	—	—	35,105	—	—	35,108	—	35,108
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	4,835	—	—	4,835	31	4,866
Net (loss) income attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,182)	—	(6,182)	10,891	4,709
December 31, 2025	—	$—	5,051,525	$4	—	$—	5,406,586	$4	—	$—	(27,231)	$(437)	$62,553	$(49,612)	$(255)	$12,257	$(840)	$11,417

* On February 23, 2026, the Company effected a 1-for-7 Reverse Stock Split of each class of its issued and outstanding shares of common stock, in each case with a par value of $0.0001 per share. As a result of the Reverse Stock Split, the number of issued and outstanding shares of common stock was reduced from 35,495,968 shares of Class A common stock and 37,846,102 shares of Class M common stock to approximately 5,070,852 shares of Class A common stock and 5,406,586 shares of Class M common stock, retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these audited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

YEAR ENDED DECEMBER 31, 2024

(in thousands, except share amounts)

	Series A Preferred Stock		Class A Common Stock		Class E Common Stock		Class V Common Stock		Treasury Stock
	Shares	Amount	Shares *	Amount	Shares *	Amount	Shares *	Amount	Shares *	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Deficit Attributable to Bitcoin Depot Inc.	Non-Controlling Interest	Total Stockholders’ Equity (Deficit)
January 1, 2024	3,125,000	$—	1,943,242	$1	153,680	$—	6,300,000	$4	(17,235)	$(279)	$17,326	$(32,663)	$(203)	$(15,814)	$25,187	$9,373
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(37,160)	(37,160)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	(139)	(139)	173	34
Conversion of Series A preferred stock to class A common stock	(1,391,116)	—	198,731	—	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	—	—	—	—	(9,996)	(158)	—	—	—	(158)	—	(158)
Shares issued for vested RSU awards	—	—	194,626	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock compensation	—	—	—	—	—	—	—	—	—	—	3,369	—	—	3,369	31	3,400
Redemption of non-controlling interest	—	—	415,282	—	—	—	(415,282)	—	—	—	585	—	—	585	(585)	—
Change in tax basis in BT HoldCo due to redemption	—	—	—	—	—	—	—	—	—	—	211	—	—	211	—	211
Net (loss) income attributable to Bitcoin Depot Inc.	—	—	—	—	—	—	—	—	—	—	—	(11,686)	—	(11,686)	19,500	7,814
December 31, 2024	1,733,884	$—	2,751,881	$1	153,680	$—	5,884,718	$4	(27,231)	$(437)	$21,491	$(44,349)	$(342)	$(23,632)	$7,146	$(16,486)

* On February 23, 2026, the Company effected a 1-for-7 Reverse Stock Split of each class of its issued and outstanding shares of common stock, in each case with a par value of $0.0001 per share. As a result of the Reverse Stock Split, the number of issued and outstanding shares of common stock was reduced from 35,495,968 shares of Class A common stock and 37,846,102 shares of Class M common stock to approximately 5,070,852 shares of Class A common stock and 5,406,586 shares of Class M common stock, retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these audited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net Income	$4,709	$7,814
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	643	1,261
Depreciation and amortization	7,670	10,072
Unrealized loss on cryptocurrencies	2,576	—
Non-cash stock compensation	4,866	3,400
Purchase of services in cryptocurrencies	915	1,238
Deferred taxes	(6,628)	(2,997)
Write-off of deferred financing costs	—	3,136
Loss on debt extinguishment	429	—
Cryptocurrency received as payment	(854)	(1,372)
Other	439	754
Change in operating assets and liabilities:
Deposits	(308)	(322)
Accounts receivable	(364)	(30)
Cryptocurrencies	(2,730)	(44)
Prepaid expenses and other current assets	(54)	438
Accounts payable	(889)	3,222
Accrued expenses and other current liabilities	26,792	(4,247)
Income taxes payable	(475)	(276)
Other taxes payable	(2,259)	(38)
Tax receivable agreement liability	(331)	1,521
Deferred revenue	322	(277)
Operating leases, net	(491)	(709)
Net cash flows provided by operating activities	33,978	22,544
Cash flows from investing activities:
Acquisition of property and equipment	(5,489)	(10,750)
Proceeds from sale of property and equipment	88	—
Acquisition of cryptocurrency for investment	(8,473)	(620)
Net cash flows used in investing activities	(13,874)	(11,370)
Cash flows from financing activities:
Proceeds from issuance of notes payable	25,252	34,514
Principal payments on notes payable	(20,997)	(4,398)
Payment of debt issuance costs	(313)	(121)
Principal payments on finance lease	(3,433)	(7,635)
Proceeds from finance leases	—	3,382
Proceeds from issuance of common stock, net	35,108	—
Cash paid in connection with Up-C restructuring	(9,331)	—
Purchase of treasury stock	—	(158)
Distributions	(10,102)	(37,160)
Net cash flows provided by (used in) financing activities	16,184	(11,576)
Effect of foreign exchange rate changes on cash and cash equivalents	(128)	115
Net change in cash and cash equivalents	36,160	(287)
Cash and cash equivalents - beginning of period	29,472	29,759
Cash and cash equivalents - end of period	$65,632	$29,472

The accompanying notes are an integral part of these audited consolidated financial statements.

BITCOIN DEPOT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the year ended December 31 for:
Interest	$10,869	$9,926
Income taxes	$9,651	$4,243

Supplemental disclosures of non-cash investing and financing activities:

See Note 2 for information on non-cash exchange of Class V for Class M shares and write-off of the Tax Receivable Agreement (as defined below) related to the Up-C Restructuring.

See Note 5 for information on non-cash distribution to the Member.

See Note 14 for information on non-cash financing activity related to term loan agreements.

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

(c) Liquidity

As of December 31, 2025, the Company had current assets of $80.3 million, including cash and cash equivalents of $65.6 million, current liabilities of $63.7 million, total stockholders’ equity of $11.4 million and an accumulated deficit of $49.6 million. For the year ended December 31, 2025, the Company recognized net income of $4.7 million and generated cash flows from operations of $34.0 million. The Company expects its existing cash and cash equivalents, together with cash provided by operations, to be sufficient to fund its operations for a period of 12 months from the date that these consolidated financial statements are issued.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(2) Basis of Presentation and Summary of Significant Accounting Policies

(a) Basis of Presentation

Reverse Stock Split

On February 23, 2026, the Company effected a 1-for-7 reverse stock split of each class of its issued and outstanding shares of common stock, in each case with a par value of $0.0001 per share. All share and per-share amounts presented in the consolidated financial statements and accompanying notes have been retrospectively adjusted to reflect the reverse stock split.

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

On June 30, 2023 (the “Closing Date”), Legacy Bitcoin Depot merged with and into Bitcoin Depot Operating LLC (“BT OpCo”), with BT OpCo surviving the Merger as the post-transaction operating company owned solely by a newly formed entity, BT HoldCo, LLC (“BT HoldCo”) with common units (the “BT HoldCo Common Units”), preferred units (the “BT HoldCo Preferred Units”) and earnout units (the “BT HoldCo Earnout Units”) outstanding and issued to BT Assets. In connection with the Merger, GSRM changed its name to Bitcoin Depot Inc., purchased BT HoldCo Common Units owned by BT Assets and was issued BT HoldCo Earnout Units and warrants issued by BT HoldCo to the Company to purchase a number of BT HoldCo Common Units equal to the number of shares of Class A common stock that may be purchased upon the exercise in full of all Warrants outstanding immediately after the Closing Date (“BT HoldCo Matching Warrants”). The former owners of Legacy Bitcoin Depot (i.e., BT Assets and the owners thereof) were issued 6,300,000 non-economic, super voting shares of Class V common stock in Bitcoin Depot. The Class V common stock held by BT Assets corresponded to units held by BT Assets in BT HoldCo and represented non-controlling interests in the Company, as described in Note 11. Following the Closing Date, the Company was organized under an “Up-C” structure in which the business of the Company was operated by BT HoldCo and its subsidiaries, and Bitcoin Depot’s only material direct asset consisted of equity interests in BT HoldCo. At June 30, 2023, the Company had issued and outstanding 1,765,527 common units, 4,300,000 Series A Preferred Units and 6,264,107 warrants in BT HoldCo. Also at June 30, 2023, BT Assets owned 5,885,714 common units, 414,286 Founder Preferred Units, 714,286 Class 1 Earnout Units, 714,286 Class 2 Earnout Units and 714,286 Class 3 Earnout Units in BT HoldCo.

Notwithstanding the legal form of the Merger pursuant to the Transaction Agreement, the Merger was accounted for as a reverse recapitalization. The Merger was accounted for as a common control transaction and reverse recapitalization in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), as BT Assets controlled BT OpCo both before and after the transactions.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legacy Bitcoin Depot was determined to be the predecessor and represented a continuation of BT OpCo’s balance sheet and consolidated statement of Income (Loss) and Comprehensive Income (Loss), reflective of the recapitalization of the Merger.

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

Up-C Restructuring

On May 30, 2025, the Company entered into and consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) with BT Assets, Brandon Mintz, BD Investment Holdings LLC, a Delaware limited liability company, BD Investment Holdings II LLC, a Delaware limited liability company, BT HoldCo, BCD Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of the Company (“Merger Sub LLC”), and BCD Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub Inc.”), resulting in, among other things, BT HoldCo becoming a wholly owned subsidiary of the Company. In addition, the Company and BT Assets agreed to terminate the Tax Receivable Agreement, dated as of June 30, 2023 (the “Tax Receivable Agreement”), by and among the Company, BT HoldCo and BT Assets (the transactions contemplated by the Merger Agreement, the “Up-C Restructuring”).

Under the Company’s organizational structure immediately prior to the consummation of the Up-C Restructuring, the Company was a holding company and its principal asset was its ownership of BT HoldCo Common Units and warrants to purchase BT HoldCo Common Units (“BT HoldCo Warrants”). The Company, BT Assets, which prior to the merger was an entity owned and controlled by Mr. Mintz, and certain entities affiliated with Mr. Mintz, were the only members of BT HoldCo. The Company’s public stockholders held shares of Class A common stock, which are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company and have economic rights (including rights to dividends and distributions upon liquidation by the Company), and/or Warrants, which are exercisable for shares of Class A common stock at a price of $80.50 per share. Mr. Mintz, through his ownership of BT Assets, held (i) 5,884,718 shares of the Company’s Class V common stock constituting all of the issued and outstanding shares of Class V common stock immediately prior to the consummation of the Up-C Restructuring, which were entitled to ten votes per share on all matters submitted to a vote of stockholders of the Company, but had no economic rights, and (ii) 5,884,718 BT HoldCo Common Units, constituting approximately 63.48% of the issued and outstanding BT HoldCo Common Units immediately prior to the consummation of the Up-C Restructuring, which have economic rights equivalent to the Class A common stock (including rights to distributions from BT HoldCo, including upon liquidation), but have no voting rights.

Following the consummation of the Up-C Restructuring, the public stockholders continue to hold their issued and outstanding Class A common stock and Warrants, and their respective voting and economic rights with respect to the Company did not change as a result of the Up-C Restructuring. In connection with the Up-C Restructuring, (a) the stockholders of BT Assets (which included Mr. Mintz and his affiliated entities), in consideration for 100% of the shares of capital stock of BT Assets, received a number of newly issued shares of the Company’s Class M common stock equivalent to one share of Class M common stock for each share of Class V common stock held by BT Assets immediately prior to the consummation of the Up-C Restructuring. The shares of Class M common stock are entitled to ten votes per share on all matters submitted to a vote of stockholders and have economic rights (including rights to dividends and distributions upon liquidation by the Company) that are the same as the Class A common stock. As a result, Mr. Mintz no longer has economic rights through BT HoldCo Common Units and instead participates, together with the public stockholders of the Company, directly in the economics of the Company through their ownership of Class M common stock and Class A common stock, respectively. Under the Company’s second amended and restated certificate of incorporation, shares of Class M common stock automatically convert on a one-for-one basis into fully paid and non-assessable shares of Class A common stock upon (a) the transfer of Class M common stock to any person other than Mr. Mintz or his affiliates and (b) Mr. Mintz and his affiliates ceasing to own shares of Class M common stock that represent at least 20% of the voting power represented by the shares of Class V common stock held by Mr. Mintz and his affiliates as of immediately after the closing of the Company’s de-SPAC transaction on June 30, 2023. In connection with the Up-C Restructuring, the Company and Mr. Mintz agreed to terminate the Tax Receivable Agreement.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As consideration under the Merger Agreement, the Company (i) issued to former stockholders of BT Assets 5,884,718 shares of Class M common stock in exchange for the shares of Class V common stock and BT HoldCo Common Units held by BT Assets immediately prior to the Up-C Restructuring, and (ii) entered into a contingent equity rights agreement with the former stockholders of BT Assets which provides potential economic benefits equivalent to those provided to BT Assets by the earnout units in BT HoldCo held by BT Assets immediately prior to the Up-C Restructuring. As consideration for the termination of the Tax Receivable Agreement, as of December 31, 2025 the Company has made cash payments to the former stockholders of BT Assets (including Mr. Mintz and his affiliated entities) in the amount of $9.3 million. As the transaction involved an exchange of equity interests, with no change in control over net assets, it was accounted for as a common control transaction.

Basis of Consolidation

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

The consolidated financial statements of the Company include the accounts of Bitcoin Depot Inc. and its controlled subsidiaries: BCD Merger Sub LLC, BT HoldCo, Kiosk HoldCo LLC, MCA Services Group, LLC, Bitcoin Depot Operating LLC, Lux Vending Kiosk, LLC, Mintz Assets, Inc., Brazil BTM Limitada, BTM Solutions India Private Limited, Express Vending, Inc., Kiosk Technicians LLC, NZ BTM Ltd., AUS BTM Pty Ltd., UK BTM LTD, HK BTM Limited, BTM International Holdings I LLC, BTM International Holdings II LLC, Bitcoin Depot, S. de R.L. de C.V., Intuitive Software, LLC, Digital Gold Ventures, Inc. (“Digital Gold”), and BitAccess Inc. BCD Merger Sub LLC is a holding company with ownership of BT Holdco. BT HoldCo is a holding company with ownership of Kiosk HoldCo LLC. Kiosk HoldCo LLC is a holding company with ownership of MCA Services Group, LLC and Bitcoin Depot Operating LLC. Bitcoin Depot Operating LLC is a holding company with ownership of Lux Vending Kiosk LLC, Mintz Assets, Inc. and Intuitive Software, LLC. Mintz Assets, Inc. is a holding company that holds the ownership of Brazil BTM Limitada, BTM Solutions India Private Limited, Express Vending, Inc., Kiosk Technicians LLC, NZ BTM Ltd., AUS BTM Pty Ltd., UK BTM LTD, HK BTM Limited, BTM International Holdings I LLC, and BTM International Holdings II LLC. BTM International Holdings I LLC and BTM International Holdings II LLC are holding companies that hold joint ownership of Bitcoin Depot, S. de R.L. de C.V. Express Vending, Inc. is a Canadian corporation whose business activities include owning and operating a network of BTM kiosks in Canada. Intuitive Software, LLC is a holding company that holds an 82.14% equity interest (through its ownership of Digital Gold) in BitAccess Inc., a Canadian corporation. The non-controlling interests held by investors directly in BT HoldCo and BitAccess are presented separately as further discussed in Note 11. Intercompany balances and transactions have been eliminated in consolidation.

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

The Company maintains cash balances in its BTMs and in fiat wallets with cryptocurrency exchanges to facilitate the purchase and sale of cryptocurrencies. The cash balances in the BTMs are not insured. The Company had cash of $10.9 million and $10.7 million in BTMs at December 31, 2025 and December 31, 2024, respectively. Cash maintained in fiat wallets with cryptocurrency exchanges was immaterial as of December 31, 2025 and 2024 and is not insured.

A significant customer concentration is defined as one from whom at least 10% of annual revenue is derived. The Company had no significant customer concentration for the years ended December 31, 2025 and 2024.

(d) Cash and Cash Equivalents

Cash and cash equivalents includes cash maintained at various financial institutions, cryptocurrency exchanges, cash in transit, and cash in BTMs owned and leased by the Company.

Cash in transit consists of cash that is picked up by armored truck companies from the Company’s BTM machines but not yet deposited in the Company’s bank accounts. As of December 31, 2025 and 2024, the Company had cash in transit of $3.3 million and $2.6 million, respectively. Management evaluates cash in transit based on outstanding cash deposits on cash picked up by the armored truck companies, historical cash deposits and cash that is lost during transit, which is immaterial. The armored truck companies maintain insurance over theft and losses.

(e) Cryptocurrencies

Cryptocurrencies are a unit of account that function as a medium of exchange on a respective blockchain network, a digital and decentralized ledger that keeps a record of all transactions that take place across a peer-to-peer network. The Company’s cryptocurrencies primarily consisted of Bitcoin (“BTC”) as of and for the year ended December 31, 2025 and 2024.

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

In June 2024, the Company began allocating a portion of its cash reserves to Bitcoin. As of December 31, 2025 and 2024, the Company had Bitcoin of $8.8 million (recorded at fair value) and $0.6 million (recorded at adjusted cost basis), respectively, allocated to its treasury strategy within Cryptocurrencies on its Consolidated Balance Sheets.

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

We determine and record the fair value of our cryptocurrencies in accordance with ASC 820, Fair Value Measurement (“ASC 820”), based on quoted prices on the active exchange that we have determined is the principal market for such assets (Level 1 inputs). We determine the cost basis of our cryptocurrencies using the first-in-first-out-method. For all cryptocurrencies during periods prior to January 1, 2025, impairment losses were recognized within Cost of Revenue in the Consolidated Statements of Income in the period in which the impairment was identified. For periods after January 1, 2025, realized and unrealized gains and losses for cryptocurrencies held as investments are recorded in Other income (expense), net, and realized and unrealized gains and losses and cryptocurrencies used to facilitate sales are recorded in Cost of Revenue in our Consolidated Statements of Income.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(f) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Finance leases for kiosk machines are stated at the present value of the future minimum lease payments, less accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred. The cost of assets sold, retired, or otherwise disposed of, and the related accumulated depreciation are eliminated from their respective accounts and any resulting gain or loss is recognized in the consolidated Statements of Income upon disposition.

Depreciation of property and equipment is determined using the straight-line method over the estimated useful lives of the assets, which are as follows:

Furniture and fixtures	7 years
Leasehold improvements	Lesser of estimated useful life or life of the lease
Kiosk machines - owned	7 years
Kiosk machines - leased	7 years or life of the lease

Depreciation expense for the years ended December 31, 2025 and 2024 totaled $6.2 million, and $8.6 million, respectively.

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

(g) Collaborative Arrangement

In March 2025, the Company entered into a collaborative arrangement under ASC 808, Collaborative Arrangements (ASC 808) with an Australian digital currency exchange provider registered with the Australian Transaction Reports and Analysis Centre (AUSTRAC) ("Partner"), authorized to provide virtual asset exchange and bullion trading services within Australia. The purpose of the arrangement is the deployment and operation of an Australian BTM network. In connection with the arrangement, the Company funds and imports the BTMs, programs kiosk software for compliant transactions, procures Know Your Customer (KYC) and Anti-Money Laundering (AML) vendor support, and provides ongoing operational support, marketing, and day-to-day project management. The Partner provides the virtual-asset exchange services to BTM customers, including AML and Counter-Terrorism Financing (CTF) compliance. This arrangement is accounted for as a collaborative arrangement under ASC 808 due to both parties actively participating in the operation of the Australian BTM program and performing distinct, complementary activities in pursuing a common commercial objective, without the formation of a separate legal entity or shared equity ownership. Under the arrangement, the Partner is entitled to the greater of 6.5% of gross profit from Australian BTM operations or a minimum weekly retainer. The Company recognized revenue from third-party customer transactions on a gross basis under ASC 606, Revenue from Contracts with Customers (ASC 606) as principal. Amounts arising from transactions between the participants are recorded in cost of revenue or selling, general and administrative expenses based on the nature of the costs. During the year ended December 31, 2025, amounts attributable to transactions between the participants were immaterial.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(h) Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to its fair value, which is normally determined through analysis of the future net cash flows expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the asset group exceeds the fair value of the asset group. There were no impairments of long-lived assets for the year ended December 31, 2025.

(i) Goodwill and Intangible Assets, net

Goodwill represents the excess of the consideration transferred over the estimated fair value of the acquired assets, assumed liabilities, and any non-controlling interest in the acquired entity in a business combination. The Company tests for impairment at least annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs it's annual test for impairment as of October 1 at the reporting unit level. There was no impairment of goodwill for the year ended December 31, 2025.

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

The typical processing time for the Company's transactions with customers is 30 minutes or less. Contract liabilities are amounts received from customers in advance of the Company transferring the cryptocurrencies to the customer’s wallet and the transaction validated on the blockchain. Contract liabilities are presented in “Deferred revenue” on the Consolidated Balance Sheets and are not material as of December 31, 2025 and 2024.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company presents cost of revenue in the consolidated Statements of Income exclusive of depreciation related to BTM kiosks and amortization of intangible assets related to software applications, tradenames and customer relationships.

(l) Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $6.5 million and $6.1 million for the years ended December 31, 2025 and 2024, respectively. Amounts are included in selling, general and administrative expenses in the consolidated Statements of Income.

(m) Foreign Currency

The functional currency of the Company is the USD. The functional currency of Express Vending, Inc. is the Canadian Dollar. All revenue, cost and expense accounts recorded in foreign currencies are translated at an average of exchange rates in effect during the period. Assets and liabilities recorded in foreign currencies are translated at the exchange rate as of the balance sheet date. The resulting translation adjustments are recorded as a separate component of Stockholders’ Equity (Deficit), identified as accumulated other comprehensive income (loss).

(n) Income Taxes

The Company is treated as a corporation for U.S. federal income tax purposes.

The transactions in connection with the Up-C Restructuring were stepped together as a single-tax-free reorganization pursuant to Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes. As a result of the Up-C Restructuring, BT HoldCo is now wholly owned by the Company through BCD Merger Sub, LLC and is treated as a disregarded entity for U.S. federal and applicable state and local income tax purposes. Bitcoin Depot Operating LLC is a single-member limited liability company owned by BT HoldCo through Kiosk HoldCo LLC and is treated as a disregarded entity for U.S. federal and applicable state and local income tax purposes. BCD Merger Sub, LLC is a single-member limited liability company owned by Bitcoin Depot Inc. and is treated as a disregarded entity for U.S. federal and applicable state and local income tax purposes. BT HoldCo’s, Bitcoin Depot Operating LLC’s and BCD Merger Sub, LLC’s operating results are reflected on the Company’s U.S. federal income tax return. As a result of the Up-C Restructuring, certain tax basis cumulative timing differences were shifted from BT HoldCo to the Company, which was booked as a discrete item through tax expense.

Mintz Assets, Inc., is treated as a corporation for U.S. federal and applicable state and local income tax purposes. Intuitive Software, LLC., and its wholly owned subsidiary, Digital Gold Ventures Inc. ("Digital Gold"), are treated as corporations for U.S. federal

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income tax purposes. Each of BitAccess Inc., Express Vending, Inc., and Digital Gold is a Canadian corporation. For the years ended December 31, 2025 and 2024, there was minimal activity for Mintz Assets, Inc. and Intuitive Software, LLC and no activity for Digital Gold. As such, there were no U.S. federal income taxes for these entities.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(r) Net Income Per Share Attributable to Class A Common Stock and Class M Common Stock

Basic earnings per share of Class A and Class M common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of Class A and Class M common stock outstanding and Series A Preferred Stock outstanding, which has similar economic rights to the Class A common stock during the same period. Diluted net income per share of Class A and Class M common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of Class A and Class M common stock outstanding adjusted to give effect to potentially dilutive securities. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options and warrants and vesting of RSUs, as applicable. The weighted-average shares outstanding used to compute net income per common share, basic and diluted, were 7,147,534 and 2,769,234 for the year ended December 31, 2025 and 2024, respectively. These amounts have been adjusted for the Reverse Stock Split. The presentation of prior period number of shares of Series A Preferred Stock outstanding did not change as a result of the Reverse Stock Split. However, the Series A Preferred Stock charter contains an automatic adjustment provision to the number of shares of Class A common stock issuable upon conversion in the event of a stock split or reverse split. As a result, the number of shares of Series A Preferred Stock used in the calculation of weighted-average shares outstanding includes a 1-for-7 adjustment on an as-converted basis.

(s) Litigation

The Company assesses legal contingencies in accordance with ASC 450 - Contingencies and determines whether a legal contingency is probable, reasonably possible or remote. When contingencies become probable and can be reasonably estimated, the Company records an estimate of the probable loss. When contingencies are considered probable or reasonably possible but cannot be reasonably estimated, the Company discloses the contingency when the probable or reasonably possible loss could be material. Legal costs are expensed in the period in which the costs are incurred. During the year ended December 31, 2025, the Company incurred an $18.5 million expense related to the Cash Cloud arbitration award which is recognized in other (expense) income on the Consolidated Statements of Income. See Note 21 Commitments and Contingencies for further information on Cash Cloud and other open litigation matters.

(t) Earnouts

At the close of the Merger, GSRM received a total of 1,075,761 earnout shares ("Sponsor Earnout Shares") in the form of Class-E

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stock of the Company. In December 2024, the BT HoldCo Founder Preferred Units were converted into BT HoldCo Common Units in connection with the payment of a $29 million distribution to the holders of the Founder Preferred Units. During the three months ended March 31, 2025, the holders of the Series A Preferred Stock exercised their option to convert the Series A Preferred Stock for Class A common stock on a 1:1 basis. In conjunction with the conversion of the Series A Preferred Stock, the BT HoldCo Preferred Units were automatically converted into BT HoldCo Common Units. The conversion of the outstanding BT HoldCo Preferred Units triggered the automatic conversion of the Class E common stock into Class A common stock. As of December 31, 2025, the Company did not have any Class E common stock outstanding.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue is primarily generated through cash paid by customers to purchase Bitcoin from the Company's kiosks with a minimal amount of revenue generated from other products and services. Refer to Note 6 - Revenue for more information on the Company's revenue generating products and services.

As of and for the year-ended December 31, 2025 and 2024, substantially all of the Company's revenue was generated in the US, and substantially all of its long-lived assets were located in the US.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended December 31,
	2025	2024
Revenue	$614,851	$573,703
Cost of cryptocurrency sold (1)	440,205	424,135
Armored cash collection	7,043	8,010
Wireless connectivity costs	3,627	2,671
(Gain) loss on foreign currency transactions	(124)	465
Share-based compensation	4,866	3,400
Kiosk shipping and services	2,902	6,139
Floorspace leases	38,688	37,522
Bank fees	3,112	2,901
Payroll costs	23,267	24,428
Advertising and marketing costs	6,496	6,076
Professional fees	17,658	9,904
Operating software costs	4,368	4,133
Interest expense, net	14,413	14,199
Income tax expense	2,288	2,138
Amortization	1,516	1,516
Depreciation	6,154	8,556
Other segment items (2)	33,663	9,696
Net income	$4,709	$7,814

(1) Includes cryptocurrency impairments for the years ended December 31, 2024 of $8.7 million.

(2) Includes an accrual of $18.5 million in respect of a ruling in an arbitration proceeding brought by Coin Cloud, Inc. against our Canadian subsidiary, BitAccess, Inc. in 2025, and insurance and other expenses in 2025 and 2024.

(5) Related Party Transactions

Total cash distributions made to BT Assets during the year ended December 31, 2025 and 2024 were $10.1 million and $36.7 million, respectively and are classified as cash outflows from financing activities in the Consolidated Statements of Cash Flows. The total cash and non-cash distributions are reflected in the consolidated Statement of Changes in Stockholders’ Equity (Deficit). Under the terms of the BT HoldCo Amended and Restated Limited Liability Company Agreement distributions made after the closing of the Merger were considered tax distributions.

In connection with the closing of the Merger, the Company entered into separate indemnification agreements with its directors and executive officers. These agreements, among other things, require the Company to indemnify its directors and executive officers for certain costs, charges and expenses, including attorneys’ fees, judgments, fines and settlement amounts, reasonably incurred by a director or executive officer in any action or proceeding because of their association with the Company or any of its subsidiaries. No amounts have been recognized related to these agreements as of December 31, 2025.

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

On July 10, 2024, the Company entered into a Kiosk Service Agreement with an entity owned by the CEO, that owns and operates kiosks unrelated to the Company’s Bitcoin ATM business. The agreement provides for the following services: kiosk placement, treasury management and other back office services. The Company will receive 30% of the net profit as compensation. The Company did not have any revenue and only incurred an immaterial amount of start-up costs related to this agreement in the year ended December 31, 2025 and 2024.

(6) Revenue

Revenue disaggregated by revenue stream is as follows (in thousands):

	Year Ended December 31,
	2025	2024
BTM Kiosks	$613,604	$571,261
Other revenue	1,247	2,442
Total Revenue	$614,851	$573,703

(7) Cost of Revenue (Excluding Depreciation and Amortization)

The following table presents cost of revenue (excluding depreciation and amortization) by category (in thousands):

	Year Ended December 31,
	2025	2024
Cryptocurrency expenses	$440,205	$424,135
Floorspace lease expenses	38,688	37,522
Kiosk operations expenses	22,662	20,606
Total cost of revenue (excluding depreciation and amortization reported separately)	$501,555	$482,263

The following table presents the components of cryptocurrency expenses (in thousands):

	Year Ended December 31,
	2025	2024
Cost of Cryptocurrency (1) - BTM Kiosk	$439,901	$422,873
Other cryptocurrency expenses	304	1,262
Total cryptocurrency expenses	$440,205	$424,135

(1)
Prior to the adoption of ASC 2023-08, ("ASU 2023-08") Cost of Cryptocurrency included impairment losses recognized on cryptocurrencies net of any gains recognized from sales of cryptocurrencies on an exchange. Impairment charges of $8.7 million were included in Cost of Cryptocurrency during the year ended December 31, 2024. Subsequent to the adoption of ASU 2023-08 on January 1, 2025, realized and unrealized gains and losses on cryptocurrencies during the year ended December 31, 2025 included in Cost of Cryptocurrency were immaterial.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles amounts excluded from the cost of revenue (excluding depreciation and amortization) caption in the Consolidated Statements of Income included in total depreciation and amortization expense in the Consolidated Statements of Income for the period presented (in thousands):

	Year Ended December 31,
	2025	2024
Depreciation of owned BTM kiosks	$4,710	$4,430
Depreciation of leased BTM kiosks	1,424	4,038
Amortization of intangible assets	1,516	1,516
Total depreciation and amortization excluded from cost of revenue	7,650	9,984
Other depreciation and amortization included in operating expenses	20	88
Total depreciation and amortization	$7,670	$10,072

(8) Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The Company’s non-financial assets, such as goodwill, intangible assets, property and equipment, operating lease right-of-use assets, and cryptocurrencies in 2024 prior to the adoption of ASU 2023-08, are adjusted down to fair value when an impairment charge is recognized. Certain fair value measurements are based predominantly on Level 3 inputs. No impairment charges related to goodwill, intangible assets, operating lease right-of-use assets and property and equipment have been recognized for the years ended December 31, 2025 and 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Subsequent to the adoption of ASU 2023-08 on January 1, 2025, cryptocurrencies are measured at fair value on a recurring basis.

Assets and Liabilities Not Measured and Recorded at Fair Value

The Company considers the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses (excluding contingent consideration) in the consolidated financial statements to approximate fair value due to their short maturities.

The Company estimates the fair value of its fixed-rate notes payable based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. As of December 31, 2025, the estimated fair value of the fixed-rate notes were approximately $19.7 million and the carrying value was $20.3 million. As of December 31, 2024, the estimated fair value of the fixed-rate notes were approximately $39.3 million and the carrying value was $39.5 million.

The carrying value of the notes payable related to the Company's franchise profit sharing arrangements was initially determined as the initial investment amount and is updated quarterly using a retrospective interest method. The effective interest rate used is determined based on actual and projected profit sharing payments which are generally unobservable inputs and are considered Level 3 fair value estimates. As of December 31, 2025 and 2024, the estimated carrying value and fair value of the notes payable related to the franchise profit sharing arrangements was approximately $40.1 million and $16.7 million, respectively.

(9) Prepaid and Other Current Assets

The following table presents Prepaid and other current assets (in thousands):

	As of December 31,
	2025	2024
Prepaid expenses	$1,854	$1,828
Other current assets	1,277	1,248
Prepaid expenses and other current assets	$3,131	$3,076

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Accrued Expenses and Other Current Liabilities

The following table presents Accrued expenses and other current liabilities (in thousands):

	As of December 31,
	2025	2024
Payables to liquidity providers	$1,194	$2,246
Accrued expenses	39,858	12,014
Accrued expenses and other current liabilities	$41,052	$14,260

(11) Non-controlling Interests

The following table presents the changes in the balances of non-controlling interests for the year ended December 31, 2025 and 2024 (in thousands):

	BitAccess	BT HoldCo	Total
Beginning balance January 1, 2024	$2,707	$22,480	$25,187
Distributions	—	(37,160)	(37,160)
Share-based compensation expense	31	—	31
Foreign currency translation	—	173	173
Recapitalization	—	(585)	(585)
Net (loss) income	(64)	19,564	19,500
Ending balance December 31, 2024	$2,674	$4,472	$7,146
Distributions	—	(10,116)	(10,116)
Share-based compensation expense	31	—	31
Distribution related to Up-C Restructuring	—	(8,595)	(8,595)
Foreign currency translation	(48)	(149)	(197)
Recapitalization	—	—	—
Net (loss) income	(3,497)	14,388	10,891
Ending balance December 31, 2025	$(840)	$—	$(840)

Non-controlling Interest - BitAccess

In July 2021, the Company obtained a controlling interest in BitAccess Inc. in a business combination. The un-affiliated interest in BitAccess Inc. is reported as non-controlling interests in the accompanying consolidated financial statements. As of both December 31, 2025 and December 31, 2024, the non-controlling interest ownership was 17.86%.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Cryptocurrencies

Cryptocurrency transactions

The following tables present additional information about the cost basis and fair value of cryptocurrencies, including those allocated to the Company's treasury strategy (in thousands, except units):

Cryptocurrency Inventory (1)	December 31, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Carrying Value
Bitcoin (BTC)	24.51	$2,390	$2,146	$949

(1) As of December 31, 2025 and 2024, the Company had an insignificant amount of Ethereum.

Cryptocurrency Investments	December 31, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Carrying Value
Bitcoin (BTC)	100.35	$9,096	$8,781	$561

Cryptocurrency investment balance is classified as a short-term asset due to anticipation that the assets will be used to provide short-term liquidity.

As of December 31, 2025 and December 31, 2024, the Company had $1.2 million and $2.2 million, respectively, due to liquidity providers related to Bitcoin purchased during the period. These amounts are paid in cash, generally within one week from which the expenses are incurred and are presented within “Accrued expenses and other current liabilities” on the Consolidated Balance Sheet.

2025 Cryptocurrency Rollforward	BTC (1)
Beginning balance—January 1, 2025	$1,510
Cumulative-effect adjustment from adoption of ASU 2023-08	852
Purchase or receipts of cryptocurrency	450,064
Cost of cryptocurrencies sold or distributed	(438,923)
Unrealized loss on cryptocurrency (2)	(2,576)
Balance—December 31, 2025	$10,927

(1) As of December 31, 2025 and December 31, 2024, the Company had an insignificant amount of Ethereum.

(2) Unrealized loss on cryptocurrency during the year ended December 31, 2025 was primarily due to remeasurement of the fair value of cryptocurrencies inventory and cryptocurrencies held for investment to reflect decreases in the prices of Bitcoin and Ethereum.

2024 Cryptocurrency Rollforward	BTC (1)
Beginning balance—January 1, 2024	$712
Purchase or receipts of cryptocurrency	425,348
Cost of cryptocurrencies sold or distributed	(415,863)
Impairment of cryptocurrencies (prior to adoption of ASU 2023-08)	(8,687)
Balance—December 31, 2024	$1,510

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Goodwill and Intangible Assets, net

Intangible assets, net were comprised of the following at December 31, 2025 (in thousands, except for weighted-average period):

	Estimated life	Cost Basis	Accumulated Amortization	Net	Remaining Weighted-Average Amortization Period
Tradenames	5 years	$1,233	$(1,102)	$131	0.53
Customer relationships	5 years	2,574	(2,301)	273	0.53
Software applications	5 years	3,771	(3,371)	400	0.53
		$7,578	$(6,774)	$804

Intangible assets, net were comprised of the following at December 31, 2024 (in thousands, except for weighted-average period):

	Estimated life	Cost Basis	Accumulated Amortization	Net	Remaining Weighted-Average Amortization Period
Tradenames	5 years	$1,233	$(856)	$377	1.53
Customer relationships	5 years	2,574	(1,786)	788	1.53
Software applications	5 years	3,771	(2,616)	1,155	1.53
		$7,578	$(5,258)	$2,320

Amortization expense related to the intangibles with estimated lives of five years totaled $1.5 million for each of the years ended December 31, 2025 and 2024. Amounts are included in depreciation and amortization in the Consolidated Statements of Income.

Estimated future amortization expense as of December 31, 2025 approximately as follows (in thousands):

Amount
2026	$804
Total	$804

In performing our annual goodwill impairment testing in 2025 we considered relevant events and circumstances that may affect the fair value or carrying amount of our reporting unit. The events and circumstances we considered included macroeconomic conditions, industry conditions, and our financial performance. Based on our qualitative assessment, we concluded that there were no conditions, changes in operations, or results that indicated a triggering event had occurred in 2025. Thus, a quantitative assessment was not required, and we determined that it was more likely than not that the fair value of the reporting unit was greater than its carrying value and there was no evidence of impairment. There was no change in the amount of goodwill for the year ended December 31, 2025 and 2024.

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 19, 2025, the Company entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (the "Amendment"). Pursuant to the Amendment, Borrower paid to the Administrative Agent (as defined in the Amendment), for the benefit of the Lenders (as defined in the Amendment), an amount equal to $7.0 million, which is to be applied to reduce (x) the aggregate principal amount of the Tranche A Term Loans in the amount of $3.5 million and (y) the aggregate principal amount of the Tranche B Term Loans in the amount of $3.5 million, and paid to the Lenders in accordance with their respective Applicable Percentage (as defined in the Amendment). As a result, the remaining amortization schedule changed as set forth in the Amendment. In addition, Section 8.01(h) of the Credit Agreement was amended to increase the threshold at which a monetary judgment could trigger an Event of Default (as defined in the Amendment) to $3.5 million, and providing an Event of Default exception for certain existing matters. The Company accounted for the amendment as an extinguishment of debt in accordance with ASC 470, Debt. As such, the Company recognized the outstanding deferred financing costs of $0.4 million as a loss on extinguishment of debt in interest expense on the Consolidated Statements of Income.

Other Debt

Kiosk Profit Share Franchise Arrangements

During the year ended December 31, 2025, the Company entered into five kiosk franchise profit sharing arrangements. Under the terms of the agreements, the third parties receive a share in the profits generated by a group of specifically identified kiosks for a specified period of time. As a result of consideration received up front, the Company determined these arrangements were accounted for as debt in accordance with ASC 470, Debt. The Company recorded debt of $20.7 million during the year ended December 31, 2025, as a result of these franchise profit sharing arrangements, maturing in March, April, June and August of 2033, with principal and interest paid monthly via profit sharing payments.

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

Equipment Financing

The Company did not enter into any equipment financing agreements during the year ended December 31, 2025. During the year ended December 31, 2024, the Company entered into five, 36-month collateralized term loans for a total amount of $2.6 million to facilitate

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the purchase of BTM kiosks. In accordance with the term loans, the kiosks are collateral for the loans. The loans are subject to annual interest rates between 16.86% and 17.42%, with interest and principal payments due monthly.

Notes payable consisted of the following as of December 31, 2025 and 2024 (in thousands):

	Notes Payable as of December 31, 2025			Notes Payable as of December 31, 2024
	Credit Agreement	Other Debt	Total	Credit Agreement	Other Debt	Total
Credit agreement	$15,338	$—	$15,338	$33,338	$—	$33,338
Other debt	—	42,056	42,056	—	19,801	19,801
Plus: exit fee due upon repayment of debt	3,098	—	3,098	3,098	—	3,098
Total notes payable principal outstanding	18,436	42,056	60,492	36,436	19,801	56,237
Less: unamortized deferred financing costs	—	—	—	(758)	—	(758)
Total notes payable	18,436	42,056	60,492	35,678	19,801	55,479
Less: current portion of notes payable	(4,250)	(2,722)	(6,972)	(4,733)	(1,289)	(6,022)
Notes payable, non-current	$14,186	$39,334	$53,520	$30,945	$18,512	$49,457

At December 31, 2025, aggregate future principal payments are as follows (in thousands):

	As of December 31, 2025
	Credit Agreement	Other Debt	Total
2026	$4,250	$2,722	$6,972
2027	14,186	3,290	17,476
2028	—	3,749	3,749
2029	—	4,966	4,966
2030	—	5,112	5,112
Thereafter	—	22,217	22,217
Total	$18,436	$42,056	$60,492

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

	As of December 31, 2025
	Series A Preferred	Class A	Class B	Class E	Class M	Class O	Class V
Shares authorized	50,000,000	800,000,000	20,000,000	2,250,000	300,000,000	800,000,000	300,000,000
Shares outstanding *	—	5,024,293	—	—	5,406,586	—	—
Par value	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001	$0.0001

* On February 23, 2026, the Company effected a 1-for-7 Reverse Stock Split of each class of its issued and outstanding shares of common stock, in each case with a par value of $0.0001 per share. All share and per-share amounts presented in the consolidated financial statements and accompanying notes have been retrospectively adjusted to reflect the reverse stock split.

Class A Common Stock - Holders of Class A common stock are entitled to one vote per share. Any dividends paid to the holders of Class A common stock will be paid on a pro rata basis. On a liquidation event, any distribution to common stockholders is made on a pro rata basis to the holders of the Class A common stock.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Series A Preferred Stock

In connection with the Merger and PIPE Financing, on June 30, 2023, the Company issued 614,286 shares of its Series A Preferred Stock. Holders of the Series A Preferred Stock have no voting rights except in certain matters as described in the Company’s Certificate of Designation. There are no other voting rights associated with the Series A Preferred Stock.

The Series A Preferred Stock is only entitled to dividends when and if declared by the Company’s Board of Directors (the "Board"). There is no stated dividend preference. The Series A Preferred Stock participate fully with respect to all distributions and dividends made to the Company’s Class A common stock, including in the event of a liquidation, dissolution, or winding up of the Company.

The Series A Preferred Stock is convertible at any time at the option of the holders into Class A common stock at an initial exchange ratio of 1:1, as adjusted for any dilutive events. The Series A Preferred Stock is economically identical to the Company’s Class A common stock and is therefore treated as another class of common stock for reporting purposes (i.e., net income per share calculation), and is classified in permanent equity. During the year ended December 31, 2025 and December 31, 2024, 1,733,884 and 1,391,116 shares of Series A Preferred Stock were converted to 247,698 and 198,731 shares of Class A common stock, respectively.

Warrants

There are 6,264,107 warrants outstanding of which 4,517,857 (“Public Warrants”) were issued by GSRM at the time of its IPO and 1,746,250 (“Private Warrants” and together the “Warrants”) were issued by GSRM to GSR II Meteora Sponsor LLC (“Sponsor”). As a result of the Merger, these Warrants became Bitcoin Depot Warrants.

Each whole Warrant entitles the registered holder to purchase one share of Class A common stock at a price of $80.50 per share. A holder may exercise its warrants only for a whole number of shares of Class A common stock. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The Company may redeem the Public Warrants at a price of $0.07 per share if the closing price of the Company’s Class A common stock equals or exceeds $126.00 per share for any 20 trading days within a 30-trading day period. The Private Warrants cannot be redeemed, even if sold or transferred to a non-affiliate. The Warrants will expire

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

five years after the Closing Date, June 30, 2028, or earlier upon redemption or liquidation. The Company also has the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.07 per Public Warrant, provided that the last reported sale price of Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the Public Warrant holders equals or exceeds $126.00 per share and provided certain other conditions are met.

The Private Warrants have terms and provisions that are identical to those of the Public Warrants, except the Private Warrants are not subject to redemption, and do not become subject to redemption after transfer to a non-affiliate (a distinction from other private placement warrants issued in connection with GSRM transactions).

The Warrants are accounted for as freestanding equity contracts and are classified in equity under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In connection with the Merger, the Warrants were recorded in connection with the reverse recapitalization accounting as part of the adjustment to accumulated deficit on the consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders’ Equity (Deficit).

Earnouts

In addition to the Sponsor Earnout Shares described in Note 2(s) that have all previously been converted into Class A common stock, BT HoldCo also issued (the "BT HoldCo Earnout Units”), of which 153,580 were issued to the Company and 2,142,857 were issued to BT Assets. During the three months ended March 31, 2025, all 153,580 shares issued to the Company converted to BT HoldCo common units. On May 30, 2025, pursuant to the Up-C Restructuring, the 2,142,857 BT HoldCo Earnout Units issued to BT Assets were replaced with 2,142,857 BT HoldCo Contingent Equity Rights with substantially the same economics and vesting terms.

During the year ended December 31, 2025, the market price of the Company's Class A common stock did not exceed the required price per share. Additionally, in accordance with the earnout provisions, the market price of the Company's Class A common stock did not exceed $84.00 per share for any 10 trading days within any consecutive 20 trading day period after the Merger to achieve the 1st vesting hurdle.

Share repurchase program

In 2023, the Company announced that its Board authorized a share repurchase program pursuant to which the Company is authorized to repurchase up to $10.0 million of outstanding shares of its Class A common stock. The Company made an accounting policy election to measure the fair value of purchases or sales of securities, including purchases of its own shares as part of the share repurchase program, as of the trade date.

During the year ended December 31, 2024, the Company repurchased 9,997 shares at a total cost of $0.2 million with an average cost per share of $15.82. From the date of authorization through December 31, 2024, 27,231 shares of the Company's Class A common stock had been repurchased with a total cost of $0.4 million. As of December 31, 2024, the program had expired.

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

During the year December 31, 2025, the Company sold 1,295,776 shares of its Class A common stock for net proceeds of $35.1 million.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, $14.9 million of our ATM Equity Offering program remained available for issuance.

Up-C Restructuring

On May 30, 2025, the Company consummated the Up-C Restructuring in which 5,884,718 shares of the Company’s Class V common stock were exchanged for 5,884,718 shares of the Company’s Class M common stock. See Note 2a for discussion on Up-C Restructuring.

(16) Income Taxes

Income before provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2025	2024
United States	$26,633	$11,324
Non-U.S.	(19,636)	(1,372)
Income before provision for income taxes and non-controlling interest	$6,997	$9,952

Significant components of the provision for income taxes for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
Current:
Federal	$7,046	$2,261
State	2,001	1,443
Foreign	(131)	18
Total current provision for income taxes	8,916	3,722
Deferred:
Federal	(5,321)	(944)
State	(636)	(326)
Foreign	(671)	(314)
Total deferred provision for income taxes	(6,628)	(1,584)
Total provision for income taxes	$2,288	$2,138

The Company accounts for income taxes under FASB ASC 740 Accounting for Income Taxes. Deferred income taxes and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2025
Tax at U.S. statutory rate	$1,469	21.00%
State taxes, net of federal benefit*	864	12.35%
Foreign tax effects
Canada
Statutory tax rate difference between Canada and United States	(1,100)	(15.72)%
Change in valuation allowance	4,357	62.27%
Nontaxable or nondeductible Items	106	1.51%
Other	18	0.25%
Australia
Other	(58)	(0.83)%
Tax credits
Research & development credits	(213)	(3.04)%
Change in valuation allowances	(7,871)	(112.50)%
Nontaxable or nondeductible items
Disallowed meals & entertainment	116	1.66%
Lobbying expenses	254	3.64%
Non-controlling interest	(4,175)	(59.67)%
Posting of deferred balances from merger	8,306	118.72%
Stock compensation	(88)	(1.26)%
Other	112	1.61%
Changes in unrecognized tax benefits	191	2.73%
Total	$2,288	32.72%

*During the year ended December 31, 2025, state taxes in Florida, Pennsylvania, Illinois, New Jersey, California, Arizona, and Texas made up the majority of the tax effect in this category.

In 2025, the effective tax rate differs from the statutory U.S. federal rate of 21.0% primarily due to income or loss not being taxed due to the income and loss flowing through to its partners (non-controlling interest), and differences related to foreign operations, posting of valuation allowance in Canada, state taxes, valuation allowance release and posting of deferred balances from the merger BT HoldCo into Bitcoin Depot Inc., and nondeductible items.

A reconciliation of the income tax expense at the statutory U.S. federal income tax rates as reflected in financial statements before the adoption of ASU 2023-09 for the year ended December 31, 2024 is as follows:

Year Ended December 31, 2024
U.S. federal income tax at statutory rate	21.00%
State taxes, net of federal benefit	0.08%
Permanent differences	0.84%
R&D credits	(0.60)%
Change in valuation allowance	45.59%
Foreign rate differential	(0.88)%
Return to provision	2.94%
Stock compensation	2.41%
Non-controlling interest	(37.44)%
Posting of valuation allowance on partnership step-up	(9.99)%
Other	(2.48)%
Effective tax rate	21.47%

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

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(liabilities) consist of the following:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Foreign net operating loss carryforwards	$4,846	$232
Accrued expenses	1,075	—
Lease liability	706	—
Stock compensation	1,055	—
Investment in partnership	—	9,410
Property and equipment	—	103
Start up costs	636	711
Deferred issuance costs	46	54
Cryptocurrency safeguarding liability	—	—
Profit-sharing agreement liabilities	9,410	3,404
Amortization	3,137	361
Other	6	1
Deferred tax assets before valuation allowance	20,917	14,276
Less: Valuation allowance	(4,561)	(9,707)
Deferred tax assets net of valuation allowance	$16,356	$4,569
Deferred tax liabilities:
Fixed Assets	$(4,856)	$—
Right of Use Asset	(707)	—
Intangibles	(213)	(615)
Deferred tax liabilities	(5,776)	(615)
Total net deferred tax asset	$10,580	$3,954

As of December 31, 2025, the Company had Canada net operating loss carryforwards of $18.2 million, which will begin to expire in 2040. Additionally, the Company had Australia net operating loss carryforwards of $0.3 million which will not expire.

As of December 31, 2025, management determined based on applicable accounting standards and the weight of all available evidence, it was more likely than not that the Company will realize its deferred tax assets based on the Company’s historical profitability in the United States. Additionally, the Company has released the previously established valuation allowance of $9.4 million with respect to its deferred tax asset related to its investment in BT HoldCo. As a result of the Up-C Restructuring, certain tax basis cumulative timing differences shifted from BT HoldCo to the Company which was posted through tax expense and offset with the release of the valuation allowance.

The Company’s change in valuation allowance from 2024 ($9.7 million) to 2025 ($4.6 million) was a reduction of $5.1 million, resulting in a total valuation allowance of ($4.6) million as of December 31, 2025. As noted above, ($9.4) million of valuation allowance was released due to the merger of BT Holdco into Bitcoin Depot Inc. as Bitcoin Depot Inc. is profitable and will realize its deferred tax assets (cumulative income over the past 12 quarters and forecasted income). The Company also released $0.3 of valuation allowance related to Canada (Express Vending) and Australia, as these entities have cumulative income over the past 12 quarters and forecasted profitability. Finally, the Company posted a valuation allowance in Canada (BitAccess) due to large pre-tax loss as the result of a legal settlement of approximately $18 million, which resulted in cumulative losses over the past 12 quarters, and the inability to realize its total deferred tax assets in the foreseeable future.

On July 4, 2025, President Donald Trump signed into law the reconciliation tax bill, commonly referred to as the “One Big Beautiful Bill Act” (the "OBBBA"), which constitutes the enactment date under U.S. GAAP. Key corporate tax provisions of the OBBBA include the restoration of 100% bonus depreciation for property acquired and placed in service after January 19, 2025 and increases the Section 179 expensing limit, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental ("R&E") expenditures and the capability to accelerate the remaining unamortized domestic R&E costs from tax years 2022 through 2024, modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income ("GILTI") and foreign-derived intangible income ("FDII"), amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements. The Company was able to utilize full bonus depreciation expensing and accelerated the Section 174 R&E expenses in 2025, as this resulted in less taxable income and cash taxes.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total liability for unrecognized income tax benefits was approximately $1.3 million and $1.0 million as of December 31, 2025, and December 31, 2024, which included less than $0.3 and $0.2 million of penalties and interest. The Company recognizes interest accrued and penalties, if applicable, related to unrecognized tax benefits in income tax expense.

The reconciliation below summarizes the Company's unrecognized tax benefits for the respective periods. These amounts primarily relate to state taxes in Texas.

	Year Ended December 31,
	2025	2024
Unrecognized tax benefits beginning of year	$988	$845
Increases for prior period positions	296	470
Decrease due to settlements and payments	—	(327)
Unrecognized tax benefits end of the year	$1,284	$988

The Company is subject to taxation in the United States and various states therein, Canada, Australia, Hong Kong, and the United Kingdom. As of December 31, 2025, tax years for 2022 through 2025 are subject to examination by the United States and various states, and Canada. In the normal course of business, the Company is subject to examination by U.S. federal and state, Canadian, Australian, Hong Kong, and United Kingdom jurisdictions, where applicable. The Company is only under audit in the state of Texas at this point, no other jurisdictions (foreign or domestic) are under audit.

As of December 31, 2025 and 2024, the Company has made no provision for foreign or domestic income taxes on the cumulative unremitted earnings of our foreign subsidiaries. The Company intends to permanently reinvest all foreign earnings and have no intention to repatriate foreign earnings for the foreseeable future.

The following table presents cash paid for taxes (net of refunds) by jurisdiction for the year ended December 31, 2025 (in thousands):

	Year Ended December 31,
	2025	2024
U.S. Federal	$7,275
State:
Other	2,027
Foreign:
Other	349
Total cash paid for income taxes (net of refunds)	$9,651

Total cash paid for income taxes (prior to ASU 2023-09)		$4,243

Tax Receivable Agreement

On May 30, 2025, the Company and BT Assets agreed to terminate the Tax Receivable Agreement, dated as of June 30, 2023 (the "Tax Receivable Agreement"), by and among the Company, BT HoldCo and BT Assets. As consideration for the termination of the Tax Receivable Agreement, the Company made a cash payment to the former stockholders of BT Assets (including Mr. Mintz and his affiliated entities) in the amount of $8.4 million. The Company derecognized the Tax Receivable Agreement to Additional paid-in capital as a result of the transaction being accounted for as a common control transaction. The Company currently has no Tax Receivable Agreement liability on the balance sheet.

(17) Share-Based Compensation

All share and per share data in the discussion below for all periods presented reflect the 1-for-7 Reverse Stock Split, which became effective on February 23, 2026. See Note 22, “Subsequent Events” for further information.

BitAccess:

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BitAccess maintained a stock option plan for its employees under the Amended and Restated Stock Option Plan, (the “BitAccess Plan”). Pursuant to BitAccess Plan agreement, awards of stock options and restricted stock units (“BitAccess RSUs”) are permitted to be made to employees and shareholders of BitAccess. As of December 31, 2025, all awards under the BitAccess Plan had been issued.

The options under the BitAccess Plan generally vest over a two-year period following the one-year anniversary of the date of grant and expire not more than 10 years from the date of grant.

Options:

A summary of the BitAccess Plan’s stock option activity and related information is as follows:

	Amount or number of Options	Weighted-average exercise price	Weighted-average remaining contractual term	Weighted-average grant-date fair value
Outstanding at January 1, 2025	6,254	$20.02	7.60	$21.63
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at December 31, 2025	6,254	$20.02	6.60	$21.63
Vested and exercisable at December 31, 2025	4,663	$20.02	6.54	$21.35

	Amount or number of Options	Weighted-average exercise price	Weighted-average remaining contractual term	Weighted-average grant-date fair value
Outstanding at January 1, 2024	6,254	$20.02	8.60	$21.63
Granted	—	—	—	$—
Exercised	—	$—	—	$—
Outstanding at December 31, 2024	6,254	$20.02	7.60	$21.63
Vested and exercisable at December 31, 2024	3,242	$20.02	—	$21.70

2023 Omnibus Incentive Plan

Pursuant to the Incentive Plan the Board is authorized to grant awards of Class A common Stock, incentive stock options, non-statutory stock options, RSUs and restricted stock in an aggregate amount up to 861,349 shares of Class A common stock to eligible recipients, as defined in the Incentive Plan. The Company recognized $4.9 million and $3.4 million of share-based compensation expense during the years ended December 31, 2025 and 2024, respectively. Share-based compensation expense is included within selling and administrative expenses in the Consolidated Statements of Income. As of December 31, 2025, 532,508 shares of Class A common stock remained available to be issued under the plan, respectively.

PSUs

During the year ended December 31, 2025, the Company's Compensation Committee determined that the performance targets for the 2024 fiscal year were not met and no shares were awarded in 2025 as a result.

During the year ended December 31, 2024, the Company's Compensation Committee determined that the performance targets under the performance-based RSUs ("PSUs") granted in fiscal 2023 were achieved and certified the vesting of 82,874 shares under these PSU awards. For these PSUs, the Company recognized stock compensation in the Statement of Stockholders Equity as Additional-Paid-In Capital and Stock Compensation expense on the Consolidated Statements of Income during the years ended December 31, 2024 of $1.1 million. The Company had no unrecognized compensation expense associated with PSUs as of December 31, 2025 and 2024.

Time-based RSUs

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2025 and 2024, the Company granted 2,448,298 and 1,267,481 time-based RSUs, respectively. These RSUs vest one-third on the first anniversary of the grant date and in equal quarterly installments over the two years following the one year anniversary.

For these time-based RSUs, the Company recognized stock-based compensation in the Consolidated Statement of Stockholders' Equity as Additional Paid-In Capital and stock-based compensation expense on the Consolidated Statements of Income during the years ended December 31, 2025 and 2024 of $2.2 million and $2.2 million, respectively. The Company had unrecognized compensation expense associated with time-based RSUs of $3.3 million and $2.4 million as of December 31, 2025 and 2024, respectively. RSU and PSU award activity for the years ended December 31, 2025 and 2024 is as follows:

	Amount of RSUs	Weighted-average grant date fair value
Outstanding at January 1, 2025	232,098	$16.80
Granted	349,757	$13.16
Vested	(124,358)	$16.94
Forfeited	(43,616)	$13.16
Outstanding at December 31, 2025	413,881	$14.07

	Amount of PSUs	PSU Weighted-average grant date fair value	Amount of RSUs	Weighted-average grant date fair value
Outstanding at January 1, 2024	—	$—	193,155	$25.13
Granted	82,874	$12.46	181,068	$13.16
Vested	(82,874)	$12.46	(111,752)	$25.20
Forfeited	—	$—	(30,373)	$16.94
Outstanding at December 31, 2024	—	$—	232,098	$16.80

(18) Net Loss per Share

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

The stock compensation expense related to Class A shares has been attributed entirely to Bitcoin Depot Inc. for purposes of the net loss per share calculation within the Consolidated Statements of Income.

The computation of income per share and weighted average common stock outstanding is presented for the years ended December 31, 2025 and 2024 as follows:

	Year Ended December 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(6,182)	$(11,652)
Denominator:
Weighted average common and preferred stock outstanding - basic and diluted *	7,147,534	2,769,234
Net loss per share - Bitcoin Depot Inc. *	$(0.86)	$(4.21)

* All share and per-share amounts have been retroactively adjusted to reflect the Company’s 1-for-7 Reverse Stock Split that became effective on February 23, 2026. See Note 2(r) for further discussion of the calculation of weighted-average common shares outstanding.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

Class of Security	Number of Shares as of December 31, *
	2025	2024
PubCo Warrants - Public and Private	6,264,107	6,264,107
PubCo Class E Common Stock - Earnouts Units	—	153,680
BT OpCo Exchangeable Non-Controlling Interest(1) (2)	—	6,299,003
BT OpCo Earnouts Units(1)	2,142,857	2,142,857
2023 Incentive Plan RSU awards	413,881	232,098

* All share and per-share amounts have been retroactively adjusted to reflect the Company’s 1-for-7 Reverse Stock Split that became effective on February 23, 2026.

(1)
Held at BT Assets and exchangeable into Class A common stock of the Company or cash upon the occurrence of certain conditions.
(2)
Held at BT Assets and can be exchanged into Class A common stock of the Company.

(19) Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Code. Employees who are over the age of 21 years are eligible to participate in the plan. Eligible employees may elect to defer a percentage of eligible compensation, which is subject to an annual limit of the lesser of 90% of eligible compensation or the maximum limit set by the IRS. The Company matches employee contributions up to a maximum of 50% of the participant’s compensation deferral, limited to 6% of the employee’s compensation. During each of the years ended December 31, 2025 and 2024, the Company made contributions of $0.3 million to the plan. These expenses are included in selling, general and administrative expenses in the Consolidated Statements of Income.

(20) Leases

The Company adopted Topic 842. The Company has elected to adopt practical expedients which permits it to not reassess its prior conclusions about lease identification, lease classification and initial direct cost under the new standard. The Company elected not to recognize right-of-use ("ROU") assets and lease liabilities for leases with terms of 12 months or less at lease commencement and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. The Company determines if an arrangement is a lease, or contains a lease, primarily by determining if the arrangement conveys to the Company the right to control or use an identified asset. The Company makes this determination at inception of a contract and when the terms of an existing contract are changed. The Company recognizes a lease liability and an ROU asset at the commencement date of each lease. For operating and finance leases, the lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date. The lease liability is subsequently measured at amortized cost using the effective-interest method. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before lease commencement date, plus any initial direct costs incurred less any lease incentives received. Variable payments are included in the future lease payments when those variable payments are included in the future lease payment when those variable payments depend on an index or a rate. The discount rate is the implicit rate, if it is readily determinable, or the Company’s incremental borrowing rate. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms and in a similar economic environment. The Company recognizes lease costs associated with short-term leases on a straight-line basis over the lease term. When contracts contain lease and non-lease components, the Company accounts for both components as a single lease component.

Floorspace leases

The Company has obligations as a lessee for floorspace. Generally, these lease arrangements meet the short-term lease criteria when the floorspace leases are cancellable by the Company upon notice of 30 days or less. Accordingly, for the leases that are cancellable, the Company has elected and applied the practical expedient that allows the Company to recognize short-term lease payments on a straight-line basis over the lease term on the Consolidated Statements of Income. For those floorspace leases that have a noncancellable term greater than 12 months, the Company records ROU assets and lease liabilities and presents them as operating leases. The Company

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized right of use assets and a lease liability of $1.1 million and $2.2 million for the year ended December 31, 2025 and 2024, respectively, as a result of the non-cash transaction related to floorspace operating leases.

Office space leases

The Company has obligations as a lessee for office space under a noncancellable lease arrangement that expired in May 2025, and was renewed through September 2030. Payments due under the lease contracts include mainly fixed payments. The lease for the office space is classified as an operating lease in accordance with Topic 842.

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

No new BTM kiosk leases were entered into in 2025. During the year ended December 31, 2024, the Company entered into lease agreements for the lease of 1,186 new BTMs. The leases have noncancellable lease terms ranging from 24 months to 36 months. The Company will acquire the assets for a bargain purchase price of $1 at the end of their terms. Due to the bargain purchase option, the Company classified the new leases as a finance lease. The Company recognized right of use assets and a lease liability of $3.4 million for the year ended December 31, 2024 as a result of the non-cash transaction related to the finance leases.

The components of the lease expense are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Finance lease expense:
Amortization of right-of-use-assets	$1,424	$4,039
Interest on lease liabilities	645	1,311
Total finance lease expense	2,069	5,350
Operating lease expense	1,176	1,003
Short-term lease expense	37,703	36,687
Total lease expense	$40,948	$43,040

	Year Ended December 31,
	2025	2024
Other information:
Operating cash flows used for finance leases	$(698)	$(1,373)
Operating cash flows used for operating leases	$(1,252)	$(1,089)
Financing cash flows used for finance leases	$(3,443)	$(7,635)

	Year Ended December 31,
	2025	2024
Weighted-average remaining lease term - finance leases	1.0 years	1.7 years
Weighted-average remaining lease term - operating leases	2.4 years	3.0 years
Weighted-average discount rate - finance leases	18.2%	18.2%
Weighted-average discount rate - operating leases	16.8%	16.9%

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of the lease liability under the non-cancellable operating lease as of December 31, 2025 are as follows (in thousands):

Operating Leases
2026	$1,669
2027	1,234
2028	380
2029	157
2030	87
Total undiscounted lease payments	3,527
Less: imputed interest	(617)
Total operating lease liability	2,910
Less: operating lease liabilities, current portion	(1,300)
Operating lease liabilities, non-current portion	$1,610

Maturities of the lease liability under the non-cancellable finance leases as of December 31, 2025 are as follows (in thousands):

Finance Leases
2026	$1,766
2027	384
Total undiscounted lease payments	2,150
Less: imputed interest	(188)
Total finance lease liability	1,962
Less: current installments of obligations under finance leases	(1,602)
Obligations under finance leases, excluding current installments	$360

(21) Commitments and Contingencies

Litigation

From time to time in the regular course of its business, the Company is involved in various lawsuits, claims, investigations and other legal matters. Except as noted below, there are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject. The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses that are reasonably estimable. These contingencies are subject to significant uncertainties and the Company is unable to estimate the amount or range of loss, if any, in excess of amounts accrued. The Company does not believe that the ultimate outcome of these actions will have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations, cash flows or liquidity in a given year.

BitAccess Litigation

On November 24, 2025, the Company announced a ruling in an arbitration proceeding involving its Canadian subsidiary, BitAccess, Inc. (“BitAccess”), a Canadian corporation acquired by Bitcoin Depot in 2021. The underlying claims were brought in arbitration by Cash Cloud, Inc., a Nevada corporation (“Cash Cloud”) on August 16, 2022, under the rules of the Canadian Arbitration Association. The claims brought by Cash Cloud allege breaches of the 2020 Master Purchase Agreement between BitAccess and Cash Cloud including alleged performance failures of BitAccess hardware and software.

Following arbitral hearings that were held in December 2024, and in March, April and October 2025, the arbitral tribunal recently issued its award in favor of Cash Cloud in the amount of $18.5 million. The award represents the full amount of damages found by the tribunal based on Cash Cloud’s claims asserted in the arbitration. BitAccess intends to continue to vigorously defend this matter. BitAccess is

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

seeking to have the award set aside, however, we cannot predict with any degree of certainty the ultimate outcome of the matter. The Company has accrued $18.5 million in respect of the arbitration ruling.

In addition to the Canadian arbitration described above, Cash Cloud filed a companion action in the United States Bankruptcy Court for the District of Nevada in 2023, Cash Cloud, Inc. v. Lux Vending, LLC, 23-01015-mkn (Bankr. D. Nev.), asserting overlapping allegations relating to the same contractual relationship and the same alleged failures in hardware and software performance. The U.S. Bankruptcy Court action seeks to preserve certain claims that Cash Cloud contends are outside the jurisdiction of the Canadian tribunal and also asserts derivative damages arising from the underlying contractual dispute.

The Company intends to vigorously defend the U.S. Bankruptcy Court action, and believes that it substantially overlaps with the issues already before the Canadian arbitral tribunal. Cash Cloud is seeking damages in the amount of $18.5 million in the U.S. Bankruptcy Court action.

The allegations in the U.S. Bankruptcy Court litigation arise from the same operative facts as the Canadian arbitration and involve the same agreement, the same alleged breaches, and similar claimed damages. We believe that a ruling in the Canadian arbitration—particularly on the scope of the agreement, BitAccess’ contractual obligations, causation, and damages—may limit, make moot, or otherwise materially affect the U.S. Bankruptcy Court proceeding. The Company expects the Canadian forum to be the primary forum for resolution of the dispute.

Massachusetts Attorney General Litigation

On February 3, 2026, Bitcoin Depot Operating LLC and the Company were made aware of a civil complaint from the Attorney General of the Commonwealth of Massachusetts (the “Massachusetts AG”) in connection with a suit filed against the Company in the Superior Court of the Commonwealth of Massachusetts for Suffolk County. The complaint alleges that the Company violated certain provisions of the Massachusetts Consumer Protection Act, Chapter 93A, in connection with the operation of the Company’s cryptocurrency kiosks in Massachusetts.

The complaint alleges, among other things, that the Company engaged in unfair or deceptive acts or practices relating to the pricing and disclosure of fees associated with kiosk transactions, charged excessive or undisclosed markups, failed to take sufficient steps to prevent its kiosks from being used by customers in connection with fraudulent schemes, and did not adequately assist customers who reported being victims of fraud. The complaint further alleges that the Company knew or should have known that certain transactions conducted at its kiosks were associated with fraudulent activity and that additional safeguards should have been implemented. The Massachusetts AG also alleges that Bitcoin Depot Inc. failed to disclose material information to investors concerning the alleged extent to which fraudulent transactions occurred at the Company’s kiosks.

The Company intends to vigorously defend the matter although there can be no assurance as to the outcome. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

Maine Settlement

Following an investigation into Bitcoin Depot’s kiosk activity, the Maine Bureau of Consumer Credit Protection (BCCP), with assistance from the Maine Attorney General, resolved its concerns with Bitcoin Depot’s practices in early December 2025. As part of the resolution, BCCP entered into an agreement with Bitcoin Depot which required Bitcoin Depot to pay $1.9 million that will be used establish an account and facilitate payments directly to certain Maine consumers who submit verifiable claims to the OAG that they have suffered loss and harm as a result of third-party actors. The Company accrued the amount in other (expense) income on the Consolidated Statements of Income. As of the date of this report the investigation has been resolved.

Canaccord Litigation

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

Bitcoin Depot does not believe the allegations made against it are valid and intends to vigorously defend against them. The range of potential loss related to the identified claim is between $0 and $23.0 million, the amount of damages that Canaccord is seeking in the lawsuit. The additional costs mentioned in the claim are not able to be estimated at this time. The discovery phase of the litigation involving documentary productions and oral examinations is largely completed. Mediation produced no resolution to this matter and trial is set to begin in 2027.

Iowa Attorney General Litigation

In March 2025, two of our subsidiaries were served with a civil complaint from the Attorney General of the State of Iowa (the “Iowa AG”) in connection with a suit filed against us by the Iowa AG, on behalf of the state of Iowa, in the Iowa District Court for Polk County. The complaint alleges that our subsidiaries violated certain provisions of the Iowa Consumer Fraud Act as a result of Bitcoin withdrawals made from our ATMs being used by our customers to make payments under a variety of fraudulent schemes. The complaint further alleges that Bitcoin Depot should have known that the purpose of these withdrawals was to make payment under such schemes and that it should have taken additional steps to protect its customers. The complaint is seeking a preliminary and permanent injunction against the subsidiaries from either operating in Iowa or further violating the Iowa Consumer Fraud Act as well as monetary penalties. Iowa AG has not sought or been granted injunctive relief. The Company filed its Answer on April 17, 2025.The Company served its discovery requests to the Iowa AG and their responses are July 23, 2025. Due to a system issue, the Iowa AG requested an extension to provide its discovery response which the Company received July 30, 2025. The Iowa AG has not yet served its discovery request on the Company. The Company strongly rejects any allegations that its subsidiaries or their BTMs violated the Iowa Consumer Fraud Act and intends to vigorously defend itself against the allegations. While we believe that the Iowa AG is misinterpreting the related act and we have other strong defenses, we cannot assure you of the ultimate outcome of the claim. Although the Company does not believe that this matter will have a material adverse effect on its business, financial position, results of operations or cash flows, the Company can provide no assurance as to the scope and outcome of this matter and no assurance as to whether there will be a material adverse effect to its business or its Consolidated Financial Statements. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

Moe Adham Arbitration

The Company, through its subsidiary Digital Gold, is currently defending an arbitration brought by Moe Adham, individually and as the representative of the minority shareholders of BitAccess Inc. (collectively, the “Claimant”). The minority shareholders collectively hold 20% of BitAccess (the “MSI”) and Digital Gold owns the remaining 80%. The arbitration is taking place before retired Supreme Court of Canada Justice Thomas Cromwell.

The Claimant alleges that Bitcoin Depot’s June 30, 2023 closing of its business combination with GSR II Meteora Acquisition Corp. (the “GSR Transaction”) constituted a “Parent Liquidity Event” (“PLE”) under the BitAccess Shareholders Agreement (“SHA”). If a PLE occurred, the minority shareholders contend they were entitled to exercise a contractual Put Right requiring Digital Gold to purchase their shares at fair market value as of June 30, 2022. The Claimant asserts breach of contract, misrepresentation, estoppel, oppression, and constructive dismissal, and seeks damages or a buyout valued at approximately $10.4 million.

Bitcoin Depot disputes that the GSR Transaction constituted a PLE under the SHA and maintains that the minority shareholders never exercised the Put Right. The Company also contests the arbitrator’s jurisdiction over the oppression and employment-related claims. Even if a PLE had occurred, Bitcoin Depot asserts that any damages are limited to $4.444 million, consistent with an independent valuation prepared by Alvarez & Marsal in 2022 pursuant to the SHA. The Claimant challenges that valuation, asserting that it relied on information not knowable as of the valuation date, which Bitcoin Depot denies.

The arbitration arises from events following Bitcoin Depot’s acquisition of 80% of BitAccess in 2021 and the parties’ 2022 agreement to fix the valuation date for any PLE at June 30, 2022, as BitAccess was transitioning from its historic revenue model and anticipating the loss of a major customer. The minority shareholders later disputed the Alvarez valuation, and the parties engaged in settlement discussions in 2023 and 2024; however, no agreement was reached.

The matter is currently in the evidentiary phase. Bitcoin Depot has produced relevant documents and received the Claimant’s productions. Based on information available to date, the Company believes it has strong defenses on the central PLE issue and continues to assess potential exposure following receipt of the Claimant’s forthcoming evidence.

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company intends to vigorously defend the matter, but there can be no assurance as to the outcome, and as such no liability has been recorded. The range of potential loss related to the identified claim is between $0 and $10.4 million, the amount of damages that are being sought in the lawsuit.

Georgia Class Action

On August 5, 2025, Bitcoin Depot Inc. (the “Company”) received notice that a class action lawsuit was filed in the U.S. District Court for the Northern District of Georgia. The complaint, brought by a Georgia resident on behalf of a proposed nationwide class and Georgia subclass, alleges that the Company failed to adequately safeguard, monitor, and protect the personally identifiable information (“PII”) of approximately 27,000 customers, which was allegedly compromised in a data breach discovered in June 2024. At that time, law enforcement requested Bitcoin Depot not publicly disclose the data breach until it completed its investigation. In July 2025, law enforcement lifted its hold and Bitcoin Depot provided notice to the potentially impacted consumers.

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

Connecticut Department of Banking

On March 9, 2026, the Connecticut Department of Banking, Consumer Credit Division, issued an Order and Notice of Summary Suspension, Temporary Order to Cease and Desist, Order to Make Restitution, Order to Provide Disgorgement, Notice of Intent to Revoke and Refuse to Renew Money Transmission License, Notice of Intent to Issue Order to Cease and Desist, Notice of Intent to Impose Civil Penalty, and Notice of Right to Hearing (the “Order and Notice”) to Bitcoin Depot Operating LLC (“OpCo”). The Department summarily suspended OpCo’s license to engage in the business of money transmission in the State of Connecticut pending proceedings for revocation and refusal to renew. Unless set aside or modified by a court, the Temporary Order to Cease and Desist shall remain in effect until the effective date of a permanent order or dismissal of the matters asserted in the Order and Notice. The Department alleges that OpCo’s conduct materially prejudiced the interests of consumers and that OpCo failed to maintain the required minimum tangible net worth in 2022 and 2023. OpCo’s request to renew its money transmission license in Connecticut is pending. OpCo has a right to request a hearing on the Order to Make Restitution, Order to Provide Disgorgement, Notice of Intent to Revoke and Refuse to Renew Money Transmission License, Notice of Intent to Issue Order to Cease and Desist and Notice of Intent to Impose Civil Penalty.

On March 9, 2026, in compliance with the Order and Notice, OpCo suspended operations at all kiosks located in the State of Connecticut. This matter is in its very early stages. OpCo intends to vigorously defend the matter although there can be no assurance as to the outcome. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

In 2025, fourteen states passed legislation to regulate use of virtual currency kiosks. We cannot predict the full impact these laws, or any similar pending or future legislation, may have on our financial condition or results of operations, nor can we predict the likelihood of such bills becoming law.

Byte Federal

On or about January 20, 2023 the Company was served a complaint filed by Byte Federal, Inc. in the United States District Court for the Middle District of Florida, Byte Federal, Inc. v. Lux Vending LLC d/b/a Bitcoin Depot, alleging, among other things, trademark infringement stemming primarily from the use of Google Ads. The Company and Byte Federal have agreed, in principle, to settle this matter pre-trial subsequent to year-end, and accrual has been made as such in the financial statements as of December 31, 2025.

Other

We are also party to various other legal proceedings and claims in the ordinary course of our business. We believe these other matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Financial and tax regulations

BITCOIN DEPOT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(22) Subsequent Events

Material Modifications to Rights of Security Holders

On February 19, 2026 the Company filed a Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation with the Secretary of State for the State of Delaware to effect a one-for-seven (1:7) reverse stock split of each class of the Company’s common stock, effective as of 12:01 a.m., Eastern time on February 23, 2026. The Class A common stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq on February 23, 2026. The trading symbol for the Class A common stock remains BTM.

As a result of the Reverse Stock Split, the number of issued and outstanding shares was reduced from 35,495,968 shares of Class A common stock and 37,846,102 shares of Class M common stock to 5,070,852 shares of Class A common stock and 5,406,586 shares of Class M common stock as of February 23, 2026.

Massachusetts Attorney General Litigation

On February 3, 2026, Bitcoin Depot Operating LLC and the Company were made aware of a civil complaint from the Attorney General of the Commonwealth of Massachusetts in connection with a suit filed against the Company in the Superior Court of the Commonwealth of Massachusetts for Suffolk County. See Note 21 for further discussion.

Acquisition of Kutt, Inc.

On February 27, 2026, the Company acquired all outstanding shares of Kutt, Inc., a peer-to-peer social betting platform that enables users to create and participate in wagers directly with one another on publicly verifiable outcomes. The acquisition will be accounted for as a Business Combination under ASC 805, and will be recognized in the Company's reported results for the first quarter of 2026.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2025. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025.

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

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting were not effective as of December 31, 2025.

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the preparation of the Company’s consolidated financial statements as of December 31, 2025, management identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The material weaknesses identified relates to (i) the fact that the Company did not have formalized system of internal control over financial reporting in place to ensure that risks are properly assessed, controls are properly designed and implemented and internal controls are properly monitored and functioning, (ii) the Company’s reliance on IT systems and the use of service organizations to initiate, process, and record transactions, for which it did not evaluate or test the respective control objectives and data provided by the service organizations, and did not maintain a sufficient complement of formally documented general IT controls over access, segregation of duties, security, and change management, (iii) the Company having insufficient controls in place to prevent potential unauthorized activity related to cryptocurrencies, and (iv) the Company not having a formalized, consistently executed process to reconcile cash in transit on a periodic basis within a reasonable timeframe. Management has concluded that these material weaknesses arose because, the Company did not have the necessary business processes, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2025, the management took significant steps to remediate or mitigate the material weakness as noted below. However, the improvements made were either not in place for most of the year, not fully tested for operational effectiveness, or not sufficiently implemented to fully remediate the material weakness as of December 31, 2025.

Remediation efforts undertaken during 2025 for the three facets of the material weakness noted above are as follows:

(i)
We developed a formalized system of internal control over financial reporting which consists of a comprehensive Risk and Control Matrix (RACM) covering all critical aspects of the financial reporting cycle. To augment the RACM, we have also developed control walkthroughs consisting of process flows and control narratives detailing responsibilities, accountabilities and segregation of duties. We have also implemented a program to periodically test adherence to the controls.
(ii)
With respect to IT controls, we have addressed weaknesses or made improvements related to financial and operational safeguards, oversight of third-party providers, access controls and identity management, infrastructure hardening, and audit readiness.
(iii)
Enhanced cryptocurrency wallet private key management to prevent unauthorized activity.

Except for efforts to remediate the material weakness described above, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements and Policies

Except as described below, during the three months ended December 31, 2025, none of our directors or “officers” (as such term is defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

On November 26, 2025, Brandon Mintz, Executive Chairman of the Company, terminated a Rule 10b5-1 Trading Plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act that he had previously entered into on May 31, 2025. Mr. Mintz's Rule 10b5-1 Trading Plan, which was scheduled to expire pursuant to its terms on May 30, 2026, had provided for the sale of a total of 8,000,000 shares of Class A common stock. Subsequent to this plan termination, on November 26, 2025, Mr. Mintz entered into a new Rule 10b5-1 Trading Plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act covering a total of 12,000,000 shares of Class A common stock, with a term ending on November 13, 2026, or upon the earlier completion of all the transactions authorized thereunder.

On November 26, 2025, Scott Buchanan, Chief Executive Officer of the Company, entered into a Rule 10b5-1 Trading Plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act covering a total of 49,000 shares of Class A common stock, with a term ending on December 30, 2026, or upon the earlier completion of all the transactions authorized thereunder.

Unregistered Sales of Equity Securities

On February 27, 2026, in connection with the acquisition of Kutt, the Company issued 651,786 shares of Class A common stock to the stockholders of Kutt as partial consideration of the $4.5 million purchase price for the acquisition, which represented approximately 12.9% of the Company’s Class A common stock as of such date. The shares issued have not been registered under the Securities Act,in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act for transactions by an issuer not involving any public offering. The Company’s reliance upon Section 4(a)(2) of the Securities Act was based upon the following factors: (i) the issuance of the shares was an isolated private transaction by the Company that did not involve a public offering; and (ii) representations from such stockholders of Kutt to support such exemption, including with respect to their “accredited investor” status(as that term is defined in Rule 501(a) of Regulation D promulgated under Section 4(a)(2) of the Securities Act).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

The following sets forth certain information, as of March 10, 2026, concerning the persons who serve as our executive officers and directors:

Brandon Mintz. Brandon Mintz, age 31, has served as Chairman of the Board of Directors of Bitcoin Depot since the Closing, and as Executive Chairman since January 2026. Mr. Mintz founded and served as President of Bitcoin Depot from the Closing until August 2025, and as Chief Executive Officer from the Closing until January 2026. Prior to founding Bitcoin Depot, Mr. Mintz founded and served as Chief Executive Officer of Premier Technologies, LLC beginning in November 2013. Mr. Mintz holds a B.B.A. in Marketing from the University of Georgia. Mr. Mintz was recognized by Ernst & Young as a finalist for the 2021 Southeast Entrepreneur of the Year. As the founder of Bitcoin Depot, we believe Mr. Mintz is qualified to serve as director because of his historical knowledge about the cryptocurrency industry, deep understanding of our business and entrepreneurial spirit and leadership.

Scott Buchanan. Scott Buchanan, age 35, has served as the Company’s Chief Executive Officer since January 2026, and served as the Company’s President since August 2025 and as a director on the Board since March 2022. From March 2022 until November 2025 Mr. Buchanan served as the Company’s Chief Operating Officer. From November 2024 to March 2025, he also served as the Company’s Acting Chief Financial Officer and Principal Financial Officer. He served as the Company’s Chief Financial Officer from August 2020 to January 2023. From June 2019 to August 2020, Mr. Buchanan served as the Company’s Vice President of Finance/Human Resources. Prior to joining the Company, Mr. Buchanan worked at Acuity Brands (NYSE: AYI) in various finance leadership roles beginning in December 2015. Before his tenure at Bitcoin Depot, Mr. Buchanan worked at Acuity Brands (NYSE: AYI) in various finance-related roles beginning in December 2015. Mr. Buchanan holds a B.S. in Accounting from North Carolina State University and a Master of Science in Accountancy from Wake Forest School of Business.

David Gray. David Gray, age 57, has served as Chief Financial Officer since March 2025. Before joining Bitcoin Depot Mr. Gray served as CFO for Aviat Networks where he helped lead the company’s growth from $275 million to nearly $500 million in revenue through strategic acquisitions and financial transformation initiatives. Previously, he held CFO and senior finance leadership roles at Superior Essex, Eaton Corporation, and Newell Brands. Mr. Gray holds a B.S. in Accounting from Penn State University and is a Certified Management Accountant (CMA) and a Certified Public Accountant (CPA).

Non-Employee Directors

Set forth below is certain information furnished to us by our non-employees. There are no family relationships among any of our current directors or executive officers.

Dan Gardner. Dan Gardner, age 44, has served as a director of Bitcoin Depot since the Closing. Mr. Gardner founded Gardner Capital Group, a diversified holding company, and has served as its Chief Executive Officer since November 2020. In April 2019 Mr. Gardner co-founded and became managing partner of GPF Holdings. From February 2013 to November 2020, Mr. Gardner worked as a M&A Consultant in the private equity industry. In 2006 Mr. Gardner co-founded Select-A-Branch, an ATM software company, where he developed patented software capable of delivering branded, surcharge-free ATM transactions for an unlimited number of financial institutions at each ATM. Select-A-Branch was acquired in February 2013 by Seven Bank, Ltd. Mr. Gardner has served as Senior Advisor at CentSai, Inc. since August 2020, and has been an advisory board member of Univest Bank & Trust since April 2022. Mr. Gardner also serves on the boards of two Philadelphia non-profit organizations: Impact Services Corporation and Startup Leaders. Impact Services Corporation is a community development organization focused on providing affordable housing and workforce development in Philadelphia. Mr. Gardner chairs the finance committee and is the acting treasurer of Impact Services. Mr. Gardner holds a Bachelor of Science in Business Administration and Management from the College of Charleston.

Teri Fontenot. Teri Fontenot, age 72, joined the board of directors of Bitcoin Depot on July 1, 2024. She is the Chair of the Audit Committee. Teri has served on numerous boards over the past 30 years including publicly traded, large not-for-profit, private and governmental organizations. She is currently on the boards of publicly traded companies Amerisafe, Inc. where she is a member of the audit, nominating and corporate governance and risk committees, and AMN Healthcare Services, Inc. where she is the chair of the audit committee. She is also on the board of Orlando Health, Inc., a $14 billion multistate health system, and a private utility company. Teri was the president and CEO of Woman’s Hospital for 24 years, departing in March 2019. Under her leadership, the health system became the largest independently owned hospital for women and infants in the US. Teri holds a BBA in Accountancy from the University of MS, a MBA from Northeast LA University, and is a certified public accountant (inactive). The Bitcoin Depot board of directors has determined that Ms. Fontenot is an audit committee financial expert.

Daniel Stabile. Daniel Stabile, age 42, has served as a director of Bitcoin Depot since the Closing. Mr. Stabile has been a Partner at Winston & Strawn LLP since May 2022, serving as a co-chair of the firm’s Digital Assets and Blockchain Technology Group. Mr. Stabile also served as a vice chairperson of the Miami-Dade County Cryptocurrency Task Force. Prior to his tenure at Winston, he was an attorney at Shutts & Bowen from March 2012 to May 2022, and at Dewey & LeBoeuff LLP from September 2008 to March 2012. Mr. Stabile has over 10 years of experience as an attorney with expertise in the distributed ledger, blockchain and digital asset sector. Mr. Stabile has advised banks, broker-dealers, FinTech companies and other businesses regarding their implementation of blockchain technology, as well as government officials and regulators on digital asset technology and regulation. He has also represented financial institutions and other businesses in contentious matters and disputes, including government investigations and enforcement actions, arbitrations and civil litigations. Mr. Stabile hold both a BA in Philosophy from the University of Virginia and a JD from The George Washington University Law School.

Bradley Strock. Bradley Strock, age 63, has served as a director of Bitcoin Depot since the Closing. Mr. Strock has served as President of Klaxon Holdings, LLC since January 2019. Mr. Strock served as Chief Information Officer at PayPal from October 2014 to December 2018, and from March 2011 to October 2014 he served as PayPal’s Vice President of Global Operations Technology. Prior to joining PayPal in 2011, Mr. Strock held several senior executive roles at Bank of America and at JP Morgan Chase. Mr. Strock served on the board of directors of Elevate Credit, Inc. from January 2018 to February 2023, and was a member of Elevate’s Compensation Committee and Chairperson of its Risk Committee. Mr. Strock has also served on the board of Ascensus, LLC, a financial services and technology company, since February of 2023. Mr. Strock has also served on the board of Kiavi, Inc., one of the nation’s largest lenders to real estate investors, from December 2021 to September 2022. Mr. Strock also serves on the board of Hiigna, Inc., a non-profit organization providing micro-finance loans in Africa. He received his MSM (MBA) from the Krannert School of Management at Purdue University, along with a BS in Mechanical Engineering from Purdue.

Alex Holmes. Alex Holmes, age 51, has served as a director of Bitcoin Depot since August 20, 2025. He currently serves as Executive Vice Chairman of United Texas Bank and as a Strategic Advisor to web3 ventures Orobit.ai and Trueio.io. In addition to Bitcoin Depot and United Texas Bank, Mr. Holmes has served since June 2025 on the board of Jingle Pay Group in Dubai and since January 2026 on the boards of the Algorand Foundation and Brightwell, LLC. From 2016 to 2024, Mr. Holmes was Chairman and CEO of MoneyGram International Inc., where he transformed the company into a global fintech powerhouse operating in over 200 countries and territories. Over his sixteen years at MoneyGram, he also held senior roles as CFO and COO, building a reputation for operational excellence, disciplined risk management and deep expertise in global regulatory compliance. During his tenure, he set new industry standards while driving innovation in cross-border payments. A pioneer in blockchain adoption, he led MoneyGram’s integration of stablecoins and distributed ledger technology, launched the MoneyGram Haas F1 Team sponsorship and oversaw the company’s $2 billion sale to Madison Dearborn Partners. Mr. Holmes holds both a BS in Accounting from the University of Colorado and an MS in Information Technology from the University of Colorado – Denver. He also serves on the non-profit board of Vogel Alcove and is a member of YPO Global One Chapter. The Bitcoin Depot board of directors has determined that Mr. Holmes is an audit committee financial expert.

Committee Information

The board of directors has created an Audit Committee (the “Audit Committee”), a Compensation Committee (the “Compensation

Committee”), and a Nominating and Corporate Governance Committee (the “NCG Committee”). The composition, and the function and authority of each of the committees is described below. The charters of our Audit, Compensation, and Nominating and Corporate Governance Committees are available on our website at https://ir.bitcoindepot.com/corporate-governance/board-committees.

Audit Committee

The rules of the SEC and listing standards of Nasdaq require that the Audit Committee be composed of at least three directors who meet the enhanced independence and experience standards established by Nasdaq and the Exchange Act as they relate to audit committees, subject to the phase-in exceptions. Our Audit Committee consists of Ms. Fontenot, Mr. Strock and Mr. Holmes, with Ms. Fontenot serving as the chair of the Audit Committee. Each member of the Audit Committee is independent and financially literate under the rules of the SEC, and the Bitcoin Depot board of directors has determined that each of Mr. Holmes and Ms. Fontenot qualifies as an “audit committee financial expert” as defined in applicable SEC and Nasdaq rules. This committee oversees, reviews, acts on and reports on various auditing and accounting matters to the Bitcoin Depot board of directors, including: the selection of Bitcoin Depot’s independent accountants, the scope of Bitcoin Depot’s annual audits, fees to be paid to them, Bitcoin Depot’s performance and Bitcoin Depot’s accounting practices. In addition, the Audit Committee will oversee Bitcoin Depot’s compliance programs relating to legal and regulatory requirements. The Audit Committee will also review and approve or disapprove of related party transactions. The purpose and responsibilities of our Audit Committee are set forth in the Audit Committee Charter.

Compensation Committee

Because the Company is a “controlled company” within the meaning of the Nasdaq corporate governance rules, we are not currently required to have a fully independent compensation committee. Our Compensation Committee currently consists of Mr. Gardner, Mr. Mintz and Mr. Stabile, with Mr. Mintz serving as the chair of the Compensation Committee. The Compensation Committee reviews and approves, or recommends that our board of directors approve, the compensation of Bitcoin Depot’s chief executive officer, reviews and recommends to Bitcoin Depot’s board of directors the compensation of Bitcoin Depot’s non-employee directors, reviews and approves, or recommend that Bitcoin Depot’s board of directors approve, the terms of compensatory arrangements with Bitcoin Depot’s executive officers, administers Bitcoin Depot’s incentive compensation and benefit plans, selects and retains independent compensation consultants and assesses whether any of Bitcoin Depot’s compensation policies and programs have the potential to encourage excessive risk-taking. The purpose and other responsibilities of our Compensation Committee are set forth in the Compensation Committee Charter.

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

The NCG Committee identifies, evaluates and recommends qualified nominees to serve on Bitcoin Depot’s board of directors, considers and make recommendations to the Bitcoin Depot board of directors regarding the composition of the Bitcoin Depot board of directors and its committees, and oversees Bitcoin Depot’s internal corporate governance processes, maintains a management succession plan and oversees an annual evaluation of the Bitcoin Depot board of directors’ performance. The purpose and responsibilities of our NCG Committee are set forth in the NCG Committee Charter. Since the Merger, there have been no changes to the procedures by which stockholders may recommend nominees to our Board. Since the Merger, there have been no changes to the procedures by which stockholders may recommend nominees to our Board.

Code of Ethics

In connection with the Closing of the Business Combination, the Board approved and adopted a new Code of Business Conduct and Ethics (the “Code of Conduct”) applicable to our CEO, CFO and all other employees, officers and directors of the Company. A copy of the Code of Conduct can be found in the Investor Relations section of the Company’s website at https://ir.bitcoindepot.com/corporate-governance/governance-documents.

Compensation Committee Interlocks and Insider Participation

Brandon Mintz served as Chair of the Compensation Committee and also served as our President and Chief Executive Officer during 2025. None of our executive officers served on the Compensation Committee or board of any company that employed any member of the Compensation Committee or our Board.

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

Anti-Hedging and Anti-Pledging Policy

Under the terms of our insider trading policy, we prohibit each officer, director and employee, and each of their family members and controlled entities, from engaging in certain forms of hedging or monetization transactions. Such transactions include those, such as zero-cost collars and forward sale contracts, that would allow them to lock in much of the value of their stock holdings, often in exchange for all or part of the potential for upside appreciation in the stock, and to continue to own the covered securities but without the full risks and rewards of ownership. Our insider trading policy also prohibits directors, officers and other employees from holding Company securities in a margin account or otherwise pledging Company securities as collateral for a loan.

Insider Trading Policy

We have adopted an insider trading policy that is designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. Under the terms of our insider trading policy, we prohibit each officer, director and employee, and each of their family members and controlled entities, who is aware of material nonpublic information relating to the Company from directly, or indirectly through family members or other persons or entities from:

•
engaging in transactions in Company securities, except as specified in the insider trading policy;
•
recommending the purchase or sale of any Company securities;
•
disclosing material nonpublic information to persons within the Company whose jobs do not require them to have that information, or outside of the Company to other persons, unless any such disclosure is made in accordance with the Company’s policies regarding the protection or authorized external disclosure of information; or
•
assisting anyone engaged in the above activities.

Our insider trading policy is available as Exhibit 19 to this Annual Report on Form 10-K for the year-ended December 31, 2025.

Item 11. Executive Compensation.

This section discusses the material components of our executive compensation program for our Named Executive Officers during our fiscal year ended December 31, 2025. As a "smaller reporting company" and as an “emerging growth company” we are required to provide executive compensation information for the following individuals: (i) all individuals who served as the Company's principal executive officer ("PEO"), during the last completed fiscal year, regardless of compensation; (ii) the two most highly compensated executive officers (other than the PEO) who were serving as executive officers of the Company at the end of the last completed fiscal year and whose total compensation was greater than $100,000; and (iii) up to two additional persons who served as executive officers (other than as the PEO) during the last completed fiscal year but were not serving in that capacity at the end of the fiscal year, if their total compensation is higher than any of the other two Named Executive Officers in the preceding group.

Our Named Executive Officers (or “NEOs”) and their positions during the fiscal year ended December 31, 2025 were as follows:

Executive	Principal Position
Brandon Mintz	Chief Executive Officer
Scott Buchanan	Chief Operating Officer and President
Chris Ryan	Chief Legal Officer

(1)	As of January 1, 2026, Mr. Mintz resigned from the role of Chief Executive Officer and became Executive Chairman of the Company.

(2)	As of August 28, 2025, Mr. Buchanan became President of the Company. As of January 1, 2026, Mr. Buchanan became Chief Executive Officer of the Company.

(3)	As of February 13, 2026, Mr. Ryan resigned from the Company.

(4)	The positions listed in this column are those that were held by the Named Executive Officers as of December 31, 2025.

2025 Summary Compensation Table

The following table sets forth information regarding compensation for our NEOs in fiscal year 2025 and 2024. Information is not provided for years in which the individual was not an NEO.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($)(5)	Total ($)
Brandon Mintz	2025	$950,885	$963,000	$900,000	$963,000	$11,786	$3,788,671
Chief Executive Officer	2024	$894,231	$35,625	$741,521	$35,625	$10,386	$1,717,388
Scott Buchanan	2025	$370,192	$236,500	$1,127,000	$150,000	$11,922	$1,895,614
Chief Operating Officer	2024	$342,500	$116,000	$464,638	$625,000	$—	$1,548,138
Chris Ryan, Chief Legal Officer	2025	$271,154	$—	$225,000	$105,000	$8,135	$609,289

(1)	The amount in this column reflects the base salary actually earned by each Named Executive Officer during each of fiscal year 2025 and 2024.

(2)

The amount in this column reflects the discretionary portion of the annual cash bonus paid to each NEO for the year reported. For Mr. Buchanan this amount includes a $236,500 bonus in fiscal 2025 and a $24,000 bonus in fiscal 2024 for serving as the Company's Acting Chief Financial Officer from November 15, 2024 through March 21, 2025.

(3)

The amounts disclosed represent the aggregate grant date fair value of RSU and PSU awards as calculated in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), without regard to forfeitures, and based on probable outcome at the date of grant for PSUs. The assumptions used in calculating the grant date fair value of the award disclosed in this column can be found in Note 2(p) to our audited financial statements for the year ended December 31, 2025, included in this Annual Report on Form 10-K. The value of the PSUs awarded in 2025 assuming the highest level of performance at the grant date was $585,000 for Mr. Mintz, $241,800 for Mr. Buchanan and $146,250 for Mr. Ryan.

(4)

The amount in this column reflects the portion of the annual cash bonus paid to each NEO for the year reported that was determined based on performance against pre-established metrics. For Mr. Buchanan, this column also includes $625,000 earned in 2024 pursuant to Mr. Buchanan's Sale Bonus Agreement described below under “Additional Narrative Disclosure”.

(5)

The amounts reported in this column include the dollar value of employer 401(k) matching contributions paid to each participating named executive officer and amounts paid with respect to life insurance premiums for each named executive officer.

(6)	Chris Ryan joined the Company as Chief Legal Officer in January of 2025 and did not earn any compensation in 2024.

Outstanding Equity Awards at Fiscal Year End

The following table provides information about the outstanding equity awards held by our named executive officers as of December 31, 2025.

	Stock Awards(1)
Name	Number of Shares or Units of Stock that Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Brandon Mintz	146,290	$1,320,999
Scott Buchanan	129,904	$1,173,033
Chris Ryan (4)	21,428	$193,495

(1) On February 23, 2026, the Company effectuated a one-for-seven (1:7) Reverse Stock Split. The figures in this table have been adjusted to reflect that split, despite the fact it happened following fiscal year end.

(2) Reflects (a) the following PSUs granted in 2025 the performance period for which concluded on December 31, 2025 and which, as of that date, had only a service-based vesting requirement (through settlement) that remained (reported at the actual level of performance achieved): 100% each for Messrs. Mintz, Buchanan, and Ryan, and (b) the following time-based RSUs, one-third of which vest one year after the grant date, and the remainder of which vest in equal portions over the subsequent 8 quarters.

NEO	RSUs Outstanding at 12/31/25	Original Grant Date
Brandon Mintz	892	9/25/2023
	11,604	9/23/2025
	13,975	4/1/2024
	42,857	4/1/2025
Scott Buchanan	4,276	9/25/2023
	535	9/25/2023
	5,372	4/1/2024
	17,714	4/1/2025
	71,428	11/21/2025
Chris Ryan	10,714	4/1/2025

(3) Calculated based on the closing price of the Company’s common stock on the NASDAQ market on December 31, 2025, adjusted to reflect the Reverse Stock Split, which was $9.03.

(4) Mr. Ryan forfeited all outstanding awards in connection with his departure from the Company in February of 2026.

Narrative Disclosure to Summary Compensation Table

Brandon Mintz

We entered into an unwritten arrangement with Brandon Mintz in connection with his transition from Chief Executive Officer to Executive Chairman, effective January 1, 2026. The arrangement provides for an annual base salary of $765,000, a target annual cash bonus opportunity equal to 75% of base salary, and an annual long‑term equity incentive target of $850,000, in each case subject to the terms of our executive compensation programs.

Scott Buchanan

We entered into an unwritten arrangement with Mr. Buchanan in connection with his transition to Chief Executive Officer on January 1, 2026, which provided for a base salary of $850,000, a target annual short-term cash incentive opportunity of 75% of base salary and an annual target long-term incentive award of $1,000,000. Mr. Buchanan’s August 2025 letter agreement, which provided the terms of his compensation in his prior role as Chief Operating Officer and President, provided for an annual base salary of $375,000 and a target annual short-term cash incentive opportunity of $100,000. Mr. Buchanan is also eligible for paid time off, reimbursement of business expenses, and participation in any health, dental and vision benefits provided to similarly situated employees.

Mr. Buchanan’s August 28, 2025 employment agreement also provides for the following termination treatments: if Mr. Buchanan is terminated without cause and he has been employed by the Company for less than one year, he will receive 25% of his base salary as a severance payment; if Mr. Buchanan is terminated without cause and he has been employed by the Company for at least one year but less than two years, he will receive 50% of his base salary as a severance payment; and if Mr. Buchanan is terminated without cause and he has been employed by the Company for more than two years, he will receive 75% of his base salary as a severance payment.

The Company entered into an agreement with Mr. Buchanan in 2024 that provided for an additional biweekly payment of $8,000 to compensate him for taking on the role of Fractional CFO. Mr. Buchanan received these payments while holding this interim position.

Chris Ryan

Mr. Ryan’s employment agreement dated January 20, 2025 provides for a base salary of $300,000, eligibility for a discretionary bonus of up to $100,000, an annual award of 25,000 Restricted Stock Units, and a one-time signing bonus grant of 25,000 Restricted Stock Units.

Mr. Ryan’s employment agreement provides for the following termination treatments: if Mr. Ryan is terminated without cause and he has been employed by the Company for less than one year, he will receive 25% of his base salary as a severance payment; if Mr. Ryan is terminated without cause and he has been employed by the Company for at least one year but less than two years, he will receive 50% of his base salary as a severance payment; and if Mr. Ryan is terminated without cause and he has been employed by the Company for more than two years, he will receive 75% of his base salary as a severance payment.

We enter into standard letter agreements with our other executive officers that set forth the terms of their employment, including base salary, bonus and equity award eligibility. The letters also provide for payments upon termination of employment under certain circumstances and also include separate non-disclosure and restrictive covenant agreements that provide for the following restrictive covenants: (i) non-competition and non-solicitation of customers and employees or service providers, during employment and for two years thereafter, in the case of Mr. Buchanan, and nine months, in the case of our other executive officers, following termination and (ii) perpetual non-disclosure of confidential information.

Scott Buchanan Sale Bonus Agreement

On July 21, 2020, BT OpCo entered into a sale bonus agreement with Mr. Buchanan, as modified by a letter from BT OpCo dated August 24, 2022 (collectively, the “Sale Bonus Agreement”). Pursuant to the Sale Bonus Agreement, upon a Sale Transaction (as defined in the Sale Bonus Agreement, which includes the business combination) where (i) the enterprise value of BT OpCo (as calculated in accordance with the terms of the Sale Bonus Agreement) is at least $25,000,000, BT OpCo will pay Mr. Buchanan a sale transaction bonus in an amount equal to 0.5% of the net proceeds realized in connection with such Sale Transaction, payable in a lump sum cash payment on or within 30 days following the date of the closing of such Sale Transaction (the “Original Bonus”) and (ii) BT OpCo will pay Mr. Buchanan an additional bonus payment of $1,000,000 minus the amount of the Original Bonus (such amount the “Additional Bonus”). In the event the net proceeds from the business combination are equal to or greater than $5,000,000, then 50% of the Additional Bonus is payable in a lump sum cash payment on the first payroll date following the date of the Closing of the business combination. In the event the net proceeds from the business combination are equal to or greater than $10,000,000, the remaining 50% of the Additional Bonus is payable in a lump sum cash payment on BT OpCo’s first payroll date following BT OpCo’s determination that BT OpCo has sufficient cash on hand to make such payment (but in no event later than the first to occur of (1) March 15 of the calendar year immediately following the calendar year in which the Closing of the business combination occurs and (2) 30 days following the date on which the registration statement on Form S-8 with respect to the common stock of BT OpCo was filed.

Mr. Buchanan’s Sale Bonus Agreement provides for the following restrictive covenants: (i) non-disparagement until July 21, 2025 and (ii) perpetual non-disclosure of confidential information.

Amended Sale Bonus Agreement

In July, 2023 Mr. Buchanan’s Sale Bonus Agreement was amended to include the following provisions: (i) $500,000 to be paid in July 2023 (ii) $325,000 to be paid as soon as the Tangible Net Worth of Bitcoin Depot Operating LLC is above $3 million (iii) $750,000 to be paid over time as the BT Assets Preferred Dividends are paid (iv) 120,500 RSU’s which will vest quarterly over 1 year, which were granted in July 2023. For each $5.0 million of Preferred Dividends that are paid Mr. Buchanan will be paid $125,000 until he has received the full $750,000. As of the date of this report, $29.0 million of Preferred Dividends have been paid, and Mr. Buchanan has earned $725,000.

Base Salary

The base salaries of the Company’s Named Executive Officers are paid to retain qualified talent and are set at a level that is commensurate with the Named Executive Officer’s duties and authorities.

For fiscal year 2025, the annualized base salary for our Named Executive Officers were as follows: $950,000 for Mr. Mintz, $350,000 for Mr. Buchanan, and $300,000 for Mr. Ryan. In addition, the Company agreed to pay Mr. Buchanan a biweekly bonus of $8,000 during his service as interim Chief Financial Officer through March 21, 2025.

We expect to further evaluate the base salaries of our executive officers, including our Named Executive Officers, in consultation with the Compensation Committee, periodically.

Non-Equity Incentive Plan Compensation

With respect to fiscal years 2025, our named executive officers were eligible to receive annual bonuses based (i) 50% on the achievement of EBITDA goals, and (ii) 50% on individual performance, as determined by the Board and the Compensation Committee in their discretion.

The Board approved an annual bonus for 2025 at 200% of target for Mr. Mintz, in recognition of his leadership as CEO during the year in driving financial performance and operational efficiency. Mr. Buchanan earned a bonus at 150% of target in recognition of his success in driving operational excellence and financial performance of the Company. Mr. Ryan earned a bonus at 105% of target in recognition of his leadership in enhancing the legal and compliance functions of the Company and leading efforts to implement enhanced compliance standards, including ID verification.

Equity Incentive Compensation and Long Term Incentive Plan

Effective with the Merger, the Company and its Board of Directors adopted the Bitcoin Depot Inc. 2023 Omnibus Incentive Equity Plan (the “Incentive Equity Plan”).

The original number of shares available for issuance under the Incentive Equity Plan was 6,029,445, subject to an annual increase on the first day of each calendar year beginning January 1, 2023 and ending and including January 1, 2032, equal to the lesser of (i) four percent (4%) of the aggregate number of shares of PubCo Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) any such smaller number of shares as is determined by our board of directors. The aggregate number of shares that may be issued or used under the Incentive Equity Plan pursuant to incentive stock options (“ISOs”) shall not exceed the Initial Share Reserve. Shares of PubCo Class A common stock subject to an award that expires or is canceled, forfeited or otherwise terminated without delivery of shares, shares tendered in payment of an option, shares covered by a stock-settled SAR (as defined below) or other award that were not issued upon settlement, and shares delivered or withheld to satisfy any tax withholding obligations will again be available for delivery pursuant to other awards under the Incentive Equity Plan. The number of shares available for issuance under the Incentive Equity Plan will not be reduced by shares issued pursuant to awards issued or assumed in connection with a merger or acquisition as contemplated by applicable stock exchange rules.

In 2025, we granted a fifty-fifty mix of Performance Stock Units (PSUs) and Restricted Stock Units (RSUs). The Performance Stock Units are earned based on the achievement of a one-year Adjusted EBITDA goal and fully vest upon certification of the achievement of the goal after year-end by the Compensation Committee. The Restricted Stock Units vest as follows: one-third vest on the first anniversary of the grant date, and the remainder vest in equal portions over the subsequent 8 quarters.

Employee and Retirement Benefits

The Company currently provides broad-based health and welfare benefits that are available to its full-time employees, including its Named Executive Officers, including health, life, vision, and dental insurance. In addition, the Company currently makes available a retirement plan intended to provide benefits under Section 401(k) of the Code, pursuant to which employees (including its Named Executive Officers) may elect to defer a portion of their compensation on a pre-tax basis and have it contributed to the plan. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The Company believes that such health, welfare, and retirement benefits are necessary and appropriate to provide a competitive compensation package to its Named Executive Officers.

Clawback Policy

On October 30, 2023, the Compensation Committee adopted a Clawback Policy intended to comply with the listing requirements of the Nasdaq (the “Clawback Policy”). The Clawback Policy requires the Company to clawback erroneously awarded incentive compensation “received” (i.e., earned) by the covered officers during the three fiscal years that precede the date on which the Company determines it is required to prepare a “Big R” or “little r” accounting restatement. The Clawback Policy applies to those current and former officers who are subject to Section 16(a) of the Exchange Act, and applies to incentive-based compensation (i.e., compensation that is earned in whole or in part based on the attainment of financial performance measures). A copy of the Clawback Policy is included as an exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company has not historically granted stock options or similar types of awards (such as stock appreciation rights) to its employees and has no plans to do so in the future. As such, no stock options were issued to named executive officers in 2025 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

We do not have any formal policy that requires us to grant, or avoid granting, stock options at particular times. The timing of any equity awards in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an employee’s commencement of employment or promotion effective date). As a result, in all cases, the timing of equity awards occurs independent of the release of any material nonpublic information, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Director Compensation

Non-employee directors receive the following compensation for their service on our board and committees they serve on, as applicable, on annual basis.

Role	Annual Retainers
Non-employee director	$50,000
Lead independent director of the Board	$68,750
Audit committee chairperson	$20,000
Audit committee member	$8,125
Compensation committee chairperson	$11,500
Compensation committee member	$5,250
Nominating and corporate governance committee chairperson	$8,000
Nominating and corporate governance committee member	$5,000
Restricted Stock Units (2)	$175,000

(1)	If more than one role is applicable for any given director, they will earn the compensation listed for each role they hold.
(2)

The Restricted Stock Units for Bradley Strock, Dan Gardner, Daniel Stabile and Teri Fontenot were granted in August of 2025 and vest on July 1, 2026. Those for Alex Holmes were granted in September of 2025 and vest on July 1, 2026. There is a material difference in value between the target value disclosed above and the value reported in the Director Compensation Table below because the value below is based on the valuation of the awards from an accounting perspective at the time of grant but the number of awards granted was determined based on the value of the Company’s shares on a date earlier in the year.

The following table provides information about compensation for members of the Board for the year ended December 31, 2025.

Name (1)	Fees Earned or Paid in Cash	Stock Awards (2)	Total
Bradley Strock	$69,192	$128,622	$197,814
Dan Gardner	$42,518	$128,622	$171,140
Daniel Stabile	$47,536	$128,622	$176,158
Teri Fontenot	$61,848	$128,622	$190,470
Alex Holmes	$24,384	$133,046	$157,430
Timothy Vanderham	$9,531	$—	$9,531

(1)

Brandon Mintz and Scott Buchanan serve on the Board in addition to their executive roles. For their service as directors, they do not receive compensation separate from that reported in the summary compensation table.

(2)

Amounts in this column represent the aggregate grant date fair value of 4,861 (post-Reverse Stock Split) restricted stock units granted to each non-employee director, determined in accordance with ASC 718.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 12, 2026 by:

•	each person known by us, based on Schedules 13D and 13G filed with the SEC, to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers as set forth in Item 11 of this Annual Report and directors; and

•	all of our executive officers and directors as a group.

A person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of such securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, the sole voting and investment power with respect to the indicated shares of common stock. Percentages are based on 5,722,398 shares of Class A common stock and 5,406,586 shares of Class M common stock.

Name of Beneficial Owner	Shares of	Percentage	Shares of	Percentage	Percentage
	Class A	Beneficially	Class M	Beneficially	of Total
	Common	Owned (%)	Common	Owned (%)	Voting
	Stock (1)		Stock (1)		Power (%)
5% Stockholders:
BD Investment Holdings II LLC (2)	—	—	5,406,586	100%	90.4%
Affiliates of Sopris Capital (3)	437,537	7.6%	—	—	*
Affiliates of Polar Asset Management Partners (4)	415,139	7.3%	—	—	*
Affiliates of LMR Partners (5)	357,323	6.2%	—	—	*
Affiliates of Aristeia Capital (6)	309,884	5.4%	—	—	*
Executive Officers and Directors:
Brandon Mintz (7)	6,644	*	5,406,546	100%	90.4%
Scott Buchanan	1,974	*	—	—	*
David Gray (8)	4,762	*
Teri Fontenot	5,714	*	—	—	*
Dan Gardner	—	—	—	—
W. Alexander Holmes	—	—	—	—
Daniel Stabile	—	—	—	—
Bradley Strock	10,000	*	—	—	*
All directors and current executive officers as a group (8 persons):	29,094	*	5,406,546	100%	90.4%

*	Less than 1%

(1)	Shares of Class A common stock and Class M common stock are adjusted for the 1-for-7 Reverse Stock Split of each class of the Company’s issued and outstanding shares of common stock.
(2)	Mr. Mintz, our Chairman and CEO, is the sole managing member of BD Investment Holdings II LLC and therefore Mr. Mintz may be deemed to beneficially own the reported shares.

(3)

Based on a Schedule 13G/A filed by Andrew Mitchell Paul and Sopris SS-BCD Secondary Investors, LLC (“Sopris SS-BCD”) on September 23, 2024. Consists of (i) 22,255 shares of Class A common stock held directly by Mr. Paul and (ii) 415,282 shares held directly by Sopris SS-BCD. Mr. Paul is the sole managing member of Sopris SS-BCD and has the ability to direct the management of the business of Sopris SS-BCD including the power to vote and dispose of securities beneficially owned by Sopris SS-BCD. The business address of Sopris SS-BCD and Mr. Paul is 409 Aspen Airport Business Center, Suite B, Aspen, Colorado 81611.

(4)

Based on a Schedule 13G/A filed by Polar Asset Management Partners Inc. on February 17, 2026. Consists of Public Warrants and call options exercisable for shares of Class A common stock held directly by Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”). Polar Asset Management Partners Inc. serves as the investment advisor to PMSMF with respect to the shares directly held by PMSMF. The address of Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, Ontario, M5J 0E6.

(5)

Based on a Schedule 13G/A filed by affiliates of LMR Partners on February 17, 2026. Consists of (i) 178,661 shares of Class A common stock held by LMR Multi-Strategy Master Fund Limited and (ii) 178,661 shares of Class A common stock held by LMR CCSA Master Fund Ltd. LMR Partners LLP, LMR Partners Limited, LMR Partners LLC, LMR Partners AG, LMR Partners (DIFC) Limited and LMR Partners (Ireland) Limited (collectively, the “LMR Investment Managers”) serve as the investment managers to the foregoing funds. Ben Levine and Stefan Renold control the investment and voting decisions of the LMR Investment Managers with respect to the securities held by those funds. The business address of LMR Investment Managers is c/o LMR Partners LLP, 9th Floor, Devonshire House, 1 Mayfair Place London, W1J 8AJ, United Kingdom.

(6)

Based on a Schedule 13G/A filed by Aristeia Capital, L.L.C. (“Aristeia Capital”) on February 17, 2026. Consists of 2,169,191 Public Warrants exercisable for shares of Class A common stock. Aristeia Capital is the investment manager of, and has voting and investment control, with respect to the reported securities held by one or more private investment funds affiliated with Aristeia Capital. The business address of Aristeia Capital is One Greenwich Plaza, Suite 300, Greenwich, Connecticut 06830.

(7)

Consists of (i) 6,644 shares of Class A common stock held directly by Mr. Mintz and (ii) 5,406,546 shares of Class M common stock held directly by BD Investment Holdings II LLC. Mr. Mintz is the sole managing member of BD Investment Holdings II LLC and controls voting and dispositive power over the shares held by such entity. Reported holdings excludes 2,142,857 shares of Class A common stock that vest in favor of Mr. Mintz in three equal installments upon the Class A common stock achieving closing prices above $12.00, $14.00, and $16.00 over specified trading periods prior to June 30, 2030 in respect of the $12.00 and $14.00 hurdles and June 30, 2033 in respect of the $16.00 hurdle (which hurdles were adjusted in accordance with the Reverse Split Ratio).

(8)	Consists of 4,762 shares of Class A common stock underlying RSUs held by Mr. Gray that will vest within 60 days of March 16, 2026.

Delinquent Section 16(a) Reports

Under Section 16(a) of the Exchange Act and SEC rules, our directors, executive officers and beneficial owners of more than 10% of any class of equity security are required to file periodic reports of their ownership, and changes in that ownership, with the SEC. Based on our review of the filed reports, we believe that all Section 16(a) filing requirements were complied with during the fiscal year ended December 31, 2025, except that (i) one Form 4 to report a grant of RSUs was inadvertently filed late on behalf of Bradley Strock, (ii) one Form 4 to report a grant of RSUs was inadvertently filed late on behalf of Teri Fontenot, (iii) one Form 4 to report a grant of RSUs was inadvertently filed late on behalf of Chris Ryan, (iv) one Form 4 to report a grant of RSUs was inadvertently filed late on behalf of David Gray, (v) a Form 3 was inadvertently filed late on behalf of Chris Ryan, (vi) a Form 3 was inadvertently filed late on behalf of David Gray, (vii) a Form 3 was inadvertently filed late on behalf of Philip Brown, and (viii) a Form 3 was inadvertently filed late on behalf of Elizabeth Simer.

Equity Compensation Plan Information

The following table presents aggregate information regarding grants under all equity compensation plans of the Company through December 31, 2025:

	(A)	(B)	(C)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
2023 Incentive plan	413,881	16.80	532,508

Restrictions on Transfers of Private Shares

The private placement warrants and any shares of Class A common stock issued upon conversion or exercise thereof are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement entered into by us with our founder, officers and directors. Those lock-up provisions provide that such securities are not transferable or salable in the case of the private placement warrants and the Class A common stock underlying such warrants, until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our founder, or any affiliates of our founder, (b) in the case of an individual, by gift to a member of the individual’s immediate family, to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to the completion of our initial business combination; (g) by virtue of the laws of Delaware or our sponsor’s limited liability company agreement upon dissolution of our sponsor; or (h) in the event of our liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to the completion of our initial business combination; provided, however, that in the case of clauses (a) through (h) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

Our executive officers and our Sponsor are our “promoters,” as that term is defined under the federal securities laws.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Up-C Restructuring

On May 30, 2025, the Company entered into and consummated the transactions contemplated by the Merger Agreement, resulting in, among other things, BT HoldCo becoming a wholly owned subsidiary of the Company. In addition, the Company and BT Assets agreed to terminate the Tax Receivable Agreement.

Under the Company’s organizational structure immediately prior to the consummation of the Up-C Restructuring, the Company was a holding company and its principal asset was its ownership of BT HoldCo Common Units and BT HoldCo Warrants. The Company, BT Assets, which prior to the merger was an entity owned and controlled by Mr. Mintz, and certain entities affiliated with Mr. Mintz, were the only members of BT HoldCo. The Company’s public stockholders held shares of Class A common stock, which are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company and have economic rights (including rights to dividends and distributions upon liquidation by the Company), and/or Warrants.

Following the consummation of the Up-C Restructuring, the public stockholders continue to hold their issued and outstanding Class A common stock and Warrants, and their respective voting and economic rights with respect to the Company did not change as a result of the Up-C Restructuring. In connection with the Up-C Restructuring, (a) the stockholders of BT Assets (which included Mr. Mintz and his affiliated entities), in consideration for 100% of the shares of capital stock of BT Assets, received a number of newly issued shares of the Company’s Class M common stock equivalent to one share of Class M common stock for each share of Class V common stock held by BT Assets immediately prior to the consummation of the Up-C Restructuring. The shares of Class M common stock are entitled to ten votes per share on all matters submitted to a vote of stockholders and have economic rights (including rights to dividends and distributions upon liquidation by the Company) that are the same as the Class A common stock.

As consideration under the Merger Agreement, the Company (i) issued to former stockholders of BT Assets 5,884,718 shares of Class M common stock in exchange for the shares of Class V common stock and BT HoldCo Common Units held by BT Assets immediately prior to the Up-C Restructuring, and (ii) entered into a contingent equity rights agreement with the former stockholders of BT Assets which provides potential economic benefits equivalent to those provided to BT Assets by the earnout units in BT HoldCo held by BT Assets immediately prior to the Up-C Restructuring. As consideration for the termination of the Tax Receivable Agreement, as of December 31, 2025 the Company has made cash payments to the former stockholders of BT Assets (including Mr. Mintz and his affiliated entities) in the amount of $9.3 million.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the full text of the Merger Agreement, a copy of which has been filed as an exhibit to this annual report on Form 10-K.

Contingent Equity Rights Agreement

In connection with the Up-C Restructuring, effective as of May 30, 2025, the Company and Brandon Mintz and certain of his affiliates entered into a contingent equity rights agreement which provides potential economic benefits equivalent to those provided to BT Assets by the earnout units in BT HoldCo held by BT Assets immediately prior to the Up-C Restructuring (the “Contingent Equity Rights Agreement”). Pursuant to the Contingent Equity Rights Agreement, 15,000,000 shares of Class A common stock vest in favor of Mr. Mintz in three equal installments upon the Class A Common Stock achieving certain closing prices over specified trading periods. On January 12, 2026, the Contingent Equity Rights Agreement was amended to, as of the effective time of the Reverse Stock Split, decrease the number of shares of Class A common stock issuable pursuant thereto and increase the target share price of shares issuable pursuant thereto in proportion to the decrease in the aggregate number of shares of Class A Common Stock outstanding following the Reverse Stock Split.

The foregoing description of the Contingent Equity Rights Agreement does not purport to be complete and is qualified in its entirety by the full text of the Contingent Equity Rights Agreement, a copy of which has been filed as an exhibit to this annual report on Form 10-K.

Kiosk Service Agreement

On July 10, 2024, Kiosk Technicians, LLC (the “Service Provider”), a subsidiary of the Company entered into a kiosk service agreement (the “Kiosk Service Agreement”) with Lucky Unicorn, LLC (“Lucky Unicorn”), a company owned by Brandon Mintz, that owns and operates kiosks unrelated to the Company’s Bitcoin ATM business. Pursuant to the Kiosk Service Agreement, the Service Provider will provide Lucky Unicorn with certain administrative services, including marketing, cash management and asset management services for the machines, as well as assistance with regulatory filings and compliance. In exchange for these services, the Service Provider will receive 30% of the net profits generated by the machines calculated in accordance with the Kiosk Service Agreement. The term of the Kiosk Service Agreement is three years, with automatic one year renewals unless terminated by either party upon at least 90 days’ prior notice to the other party. The Company did not have any revenue and only incurred an immaterial amount of start-up costs related to this agreement in the year ended December 31, 2025 and 2024.

Tax Receivable Agreement

At the Closing of the Business Combination, we entered into the Tax Receivable Agreement with BT HoldCo and BT Assets. Pursuant to the Tax Receivable Agreement, we were generally required to pay BT Assets 85% of the amount of net cash savings, if any, in U.S. federal, state and local, and foreign income taxes (computed using simplifying assumptions to address the impact of state and local taxes) that we realized, or in certain circumstances were deemed to realize, as a result of certain tax attributes, including:

•

existing tax basis in certain assets of BT HoldCo and BT OpCo, including assets that would eventually have been subject to depreciation or amortization, once placed in service, attributable to BT HoldCo Common Units acquired by us at the Closing and thereafter in accordance with the terms of the BT HoldCo Amended and Restated Limited Liability Company Agreement;

•

tax basis adjustments resulting from our acquisition of BT HoldCo Common Units from BT Assets at the Closing and thereafter in connection with a Direct Exchange or Redemption (as such terms were defined in the BT HoldCo Amended and Restated Limited Liability Company Agreement) pursuant to the terms of the BT HoldCo Amended and Restated Limited Liability Company Agreement (including any such adjustments resulting from certain payments made by us under the Tax Receivable Agreement);

•	disproportionate tax-related allocations as a result of Section 704(c) of the Code; and

•	tax deductions in respect of interest payments deemed to be made by us in connection with the Tax Receivable Agreement (collectively, “Tax Attributes”).

The payment obligations under the Tax Receivable Agreement were our obligations and not obligations of BT HoldCo. Under the Tax Receivable Agreement, we were generally treated as realizing a tax benefit from the use of a Tax Attribute on a “with and without” basis, by comparing our actual tax liability to the amount we would have been required to pay had we not been able to utilize any of the Tax Attributes (using certain simplifying assumptions). The term of the Tax Receivable Agreement commenced upon the Closing and would have continued until all Tax Attributes had been utilized or expired, unless we experienced a change of control (as defined in the BT Holdco Amended and Restated Limited Liability Agreement, which included certain mergers, asset sales or other forms of business combinations) or the Tax Receivable Agreement otherwise terminated early (at our election or as a result of certain material breaches of the Tax Receivable Agreement by us or the commencement of bankruptcy or similar proceedings by or against us) and we made the termination payments specified in the Tax Receivable Agreement (as described further below) in connection with such change of control or other early termination.

The amounts payable, as well as the timing of any payments, under the Tax Receivable Agreement were dependent upon significant future events, including (but not limited to) the timing of the redemption or exchanges of BT HoldCo Common Units and surrender of a corresponding number of shares of Class V common stock, the price of Class A common stock at the time of each such redemption or exchange, the extent to which such redemptions or exchanges were taxable transactions, the depreciation and amortization periods that applied to any increase in tax basis resulting from such redemptions or exchanges, the types of assets held by BT HoldCo and BT OpCo, the amount and timing of taxable income we generated in the future, the U.S. federal income tax rate then applicable and the portion of our payments under the Tax Receivable Agreement that constituted imputed interest or gave rise to depreciable or amortizable tax basis. In connection with the preparation of the proxy statement filed in connection with the Business Combination, we previously estimated that the payment of the Over the Top Consideration (as defined in the Transaction Agreement) to BT Assets in the Business Combination would result in aggregate payments under the Tax Receivable Agreement of approximately $1.7 million. This amount did not take into account any future exchanges of BT HoldCo Common Units by BT Assets pursuant to the BT HoldCo Amended and Restated Limited Liability Company Agreement and this assumed (i) there would be a certain number of redemptions in connection with the Business Combination, (ii) a constant U.S. federal and state blended tax rate of 26.1% would apply to the Company, (iii) there would be no material changes in tax law and (iv) we would have had sufficient taxable income to utilize all Tax Attributes. These amounts were estimates and were prepared for informational purposes only. The actual amount of payments under the Tax Receivable Agreement could have varied significantly.

Payments under the Tax Receivable Agreement were generally based on the tax reporting positions that we determined (with the amount of subject payments determined in consultation with an advisory firm and subject to BT Assets’ review and consent). The IRS or another taxing authority may challenge all or any part of a position taken with respect to Tax Attributes or the utilization thereof, as well as other tax positions taken, and a court may sustain such a challenge. In the event that any Tax Attributes initially claimed or utilized by us are ultimately disallowed, BT Assets is not required to reimburse us for any excess payments that may previously have been made pursuant to the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities.

The Tax Receivable Agreement provided that, in the case of certain early termination events (including certain changes of control (as defined in the Tax Receivable Agreement to include certain mergers, asset sales or other forms of business combinations), certain material breaches of the Tax Receivable Agreement by us, the commencement of bankruptcy or similar proceedings by or against us or at our option subject to the approval of a majority of our independent directors), we would have been required to make a lump-sum cash payment to BT Assets equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would have been based on certain assumptions, including those relating to us having sufficient future taxable income to fully utilize the Tax Attributes over certain specified time periods and that all BT HoldCo Common Units that had not yet been exchanged for shares of Class A common stock, shares of Class M common stock or cash were deemed exchanged.

Accordingly, as a result of these assumptions, the lump-sum payment may have been due significantly in advance, and could have materially exceeded, the actual future tax benefits we realized. In those situations, our obligations under the Tax Receivable Agreement could have had a material and adverse impact on our liquidity and financial condition, and could have had the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, in connection with the preparation of the proxy statement filed in connection with the Business Combination, we previously estimated that if we had experienced a change of control or the Tax Receivable Agreement had otherwise been terminated immediately after the Closing, the estimated lump-sum payment would have been approximately $90.2 million. This estimated lump-sum payment was based on certain assumptions and was calculated using a discount rate equal to the Secured Overnight Financing Rate plus 100 basis points, applied against an undiscounted liability of approximately $134.6 million (based on the 21% U.S. federal corporate income tax rate and an estimated state and local income tax rate). These amounts were estimates and had been prepared for informational purposes only. The actual amount of such lump-sum payment could have varied significantly.

Under the Tax Receivable Agreement, we were required to provide BT Assets with a schedule showing the calculation of payments that were due under the Tax Receivable Agreement with respect to each applicable taxable year. This calculation was based upon the advice of an advisory firm. Payments under the Tax Receivable Agreement generally were be required to be made to BT Assets a short period of time after an applicable schedule became final pursuant to the procedures set forth in the Tax Receivable Agreement. Interest on such payments began to accrue on the due date (without extensions) of our U.S. federal income tax return for the applicable taxable year. Any late payments made under the Tax Receivable Agreement would have continued to accrue interest (generally at a default rate) until such payments were made. Our failure to make any payment required under the Tax Receivable Agreement within three months of the date on which the payment was required to be made would have constituted a material breach under the Tax Receivable Agreement, which would have terminated the Tax Receivable Agreement and accelerated future payments thereunder (as described above), unless making such payment would have caused us to become insolvent or the failure to make the applicable payment is attributable to us (i) being prohibited from making such payment under the terms governing certain portions of our indebtedness and (ii) not having, and being unable to obtain with commercially reasonable efforts, sufficient funds to make such payment.

We were required to notify and keep BT Assets reasonably informed regarding tax audits or other proceedings the outcome of which was reasonably expected to materially and adversely affect payments to BT Assets under the Tax Receivable Agreement, and BT Assets had the right to (i) discuss with us, and provide input and comment to us regarding, any portion of any such tax audit or proceeding and (ii) participate in, at BT Assets’ expense, any such portion of any such tax audit or proceeding to the extent it related to issues the resolution of which would reasonably have been expected to affect payments to BT Assets under the Tax Receivable Agreement. We were not permitted to settle or fail to contest any issue pertaining to income taxes that was reasonably expected to adversely affect BT Assets’ rights and obligations under the Tax Receivable Agreement without the consent of BT Assets (such consent not to be unreasonably withheld, conditioned or delayed).

In connection with the Up-C Restructuring, the Company and BT Assets agreed to terminate the Tax Receivable Agreement. As consideration for the termination of the Tax Receivable Agreement, the Company made a cash payment to the former stockholders of BT Assets (including Mr. Mintz and his affiliated entities) in the amount of $8,400,000.

The foregoing description of the Tax Receivable Agreement is qualified in its entirety by the full text of the Tax Receivable Agreement, a copy of which has been filed as an exhibit to this annual report on Form 10-K and incorporated by reference in this annual report on Form 10-K.

BT HoldCo Amended and Restated Limited Liability Company Agreement

Prior to the Up-C Restructuring, we operated our business through BT OpCo, a wholly owned subsidiary of BT HoldCo, and BT OpCo’s subsidiaries. At the Closing, we entered into the BT HoldCo Amended and Restated Limited Liability Company Agreement with BT HoldCo and BT Assets, which set forth, among other things, the rights and obligations of the members and the manager of BT HoldCo. We received 100% of the capital stock of BT Assets as consideration pursuant to the Up-C Restructuring described above from the shareholders of BT Assets, which, prior to the Up-C Restructuring, included Mr. Mintz and his affiliated entities. Following the Up-C Restructuring, BT HoldCo is now a wholly owned subsidiary of the Company.

Total cash distributions made to BT Assets during the year ended December 31, 2025 and 2024 were $10.1 million and $36.7 million, respectively. Under the terms of the BT HoldCo Amended and Restated Limited Liability Company Agreement, distributions made after the closing of the Merger were considered tax distributions.

Amended and Restated Registration Rights Agreement

At the Closing, we amended and restated the Registration Rights Agreement, dated as of February 24, 2022, as may be amended, by and among GSRM, Sponsor and the other holders party thereto. Pursuant to the Amended and Restated Registration Rights Agreement, we granted certain customary registration rights with respect to our securities. Pursuant to the Amended and Restated Registration Rights Agreement, we agreed to use commercially reasonable efforts to file with the SEC (at our sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the parties to the Amended and Restated Registration Rights Agreement. In certain circumstances, certain parties to the Amended and Restated Registration Rights Agreement can demand our assistance with underwritten offerings and block trades, and certain parties to the Amended and Restated Registration Rights Agreement are entitled to piggyback registration rights.

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

The foregoing description of the Amended and Restated Registration Rights Agreement is qualified in its entirety by the full text of the Amended and Restated Registration Rights Agreement, a copy of which has been filed as an exhibit to this annual report on Form 10-K and incorporated by reference in this annual report on Form 10-K.

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

The foregoing description of the Preferred Sale RRA does not purport to be complete and is qualified in its entirety by the full text of the Preferred Sale RRA, a copy of which has been filed as an exhibit to this annual report on Form 10-K.

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

The foregoing description of the Indemnification Agreements is qualified in its entirety by the full text of the Indemnification Agreements, a form of which has been filed as an exhibit to this annual report on Form 10-K and incorporated by reference in this annual report on Form 10-K.

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

Independence

The Board has determined that five of the Company’s seven directors are “independent” as defined in the applicable listing standards of the NASDAQ Stock Market LLC, including that each such director is free of any relationship that the Board believes would interfere with his or her individual exercise of independent judgment. As a part of the Board’s review of the independence of directors, questionnaires are used on an annual basis (or when a new director is added) to gather input to assist the Corporate Governance and Nominating Committee. The following directors were determined to be independent: Teri Fontenot, Bradley Strock, Alex Holmes, Daniel Gardner and Daniel Stabile.

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

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is Wolf & Company P.C. (“Wolf & Co.”), Boston, MA, Auditor ID: 392.

KPMG LLP, Atlanta, GA. Auditor ID: 185, audited our financial statements for the year ended December 31, 2023 and 2022.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2025 and 2024 by the Company’s independent registered public accounting firms. Wolf & Co. has served as the Company’s independent registered public accounting firm since August 23, 2024. KPMG was our independent registered public accounting firm for our fiscal year ended December 31, 2023. See “Change in Independent Registered Public Accounting Firm” above for additional information relating to our dismissal of KPMG as our independent registered public accounting firm.

	Year Ended December 31,
	2025	2024
Wolf & Co.
Audit fees	$1,733	$1,325
Audit related fees	134	45
Other fees	356	—
Wolf & Co. total	$2,223	$1,370
KPMG
Audit fees	—	1,304
Audit related fees	325	1,858
Tax fees	—	184
KPMG total	325	3,346
Total	$2,548	$4,716

Audit Fees. Audit fees consist of amounts for professional services rendered for the audit of our year-end financial statements, review of quarterly financial statements, and services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters.

Audit-Related Fees. Audit-related services consist of amounts for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. The aggregate amount of fees charged by KPMG for tax planning, tax advice and tax compliance for the year ended December 31, 2024 totaled $0.2 million.

Other fees. Other fees relate to the standalone audit of BT OpCo.

Item 15. Exhibits and Financial Statement Schedules.

Exhibit	Description	Schedule/Form	Exhibit No.	Filing Date

2.1†	Transaction Agreement, dated as of August 24, 2022, by and among by and among GSRM, the Sponsor, BT Assets and BT OpCo.	8-K	2.1	August 25, 2022

2.2	First Amendment to the Transaction Agreement, dated February 13, 2023 by and among GSRM, the Sponsor, BT Assets and BT OpCo.	8-K	2.1	February 14, 2023

2.3	Second Amendment to the Transaction Agreement, dated April 4, 2023 by and among GSRM, the Sponsor, BT Assets and BT OpCo.	8-K	2.1	April 4, 2023

2.4	Third Amendment to the Transaction Agreement, dated May 11, 2023 by and among GSRM, the Sponsor, BT Assets and BT OpCo.	8-K	2.1	May 11, 2023

2.5†	Fourth Amendment and Joinder to the Transaction Agreement, dated June 7, 2023 by and among GSRM, the Sponsor, BT Assets and BT OpCo.	8-K	2.1	June 13, 2023

2.6	Agreement and Plan of Merger, dated as of May 30, 2025,by and among Bitcoin Depot Inc., BT Assets, Inc., Brandon Mintz, BD Investment Holdings LLC, BD Investment Holdings II LLC, BT HoldCo LLC, BCD Merger Sub LLC,and BCD Merger Sub Inc.	8-K	2.1	May 30, 2025

3.1	Second Amended and Restated Certificate of Incorporation of Bitcoin Depot Inc.	8-K	3.1	July 7, 2023

3.2	Amended and Restated Bylaws of Bitcoin Depot Inc.	8-K	3.2	July 7, 2023

3.3	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock of Bitcoin Depot Inc.	8-K	3.3	July 7, 2023

3.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation	8-K	3.1	February 19, 2026

4.1	Specimen Warrant Certificate (included in Exhibit 4.2).	S-1/A	4.3	February 23, 2022

4.2	Warrant Agreement, dated as of February 24, 2022 by and between GSRM and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.5	March 2, 2022

4.3*	Description of Securities

10.1	BT HoldCo LLC Amended and Restated Limited Liability Company Agreement.	8-K	10.1	July 7, 2023

10.2	Form of Indemnification Agreement.	8-K	10.6	July 7, 2023

10.3*	Form of Indemnification Agreement

10.4	PIPE Agreement, dated as of June 23, 2023, by and among the Company, GSRM and the investors listed therein.	8-K	10.1	June 26, 2023

Exhibit	Description	Schedule/Form	Exhibit No.	Filing Date
10.5	Amendment No. 1 to the PIPE Agreement, dated October 2, 2023, by and among the Company and the investors listed therein.	8-K	10.1	October 2, 2023

10.6	Registration Rights Agreement, dated October 3, 2023, by and among the Company and the holders listed therein.	8-K	10.2	October 2, 2023

10.7	Form of Bitcoin Depot Inc. 2023 Omnibus Incentive Plan.	8-K	10.8	July 7, 2023

10.8	Form of Voting and Non-Redemption Agreement.	8-K	10.1	May 19, 2023

10.9	Form of Non-Redemption Agreement.	8-K	10.1	June 2, 2023

10.10#	Form of Phantom Equity Award Termination Agreement and General Release.	8-K	10.11	July 7, 2023

10.11†+

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

10.12

Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of June 23, 2023, by and among BT OpCo, as the borrower, BT Assets, as the initial holding company, Express Vending Inc., a corporation incorporated under the laws of British Columbia, Mintz Assets, Inc., a Georgia corporation, BitAccess Inc., a corporation incorporated under the federal laws of Canada, Digital Gold Ventures Inc., a corporation incorporated under the laws of Ontario, Intuitive Software LLC, a Delaware limited liability company, the financial institutions and institutional investors from time to time party thereto as Lenders, and Silverview Credit Partners LP (f/k/a Silverpeak Credit Partners, LP)

10.13

Second Amended and Restated Credit Agreement dated as of November 1, 2024 among Kiosk HoldCo LLC, as the borrower, BT HoldCo LLC, as holding company, Bitcoin Depot Operating LLC, Express Vending Inc., Mintz Assets,Inc., BitAccess Inc., Digital Gold Ventures Inc.,Intuitive Software LLC, Kiosk Technicians, LLC, each Subsidiary that becomes a Guarantor after the Second Amendment and Restatement Effective Date pursuant to Article XI of this Agreement, the financial institutions and institutional investors from time to time party thereto, as lenders, and SILVERVIEW CREDIT PARTNERS LP (f/k/a Silverpeak Credit Partners, LP), as Administrative Agent.

		8-K	10.1	December 29, 2025

10.14	Amendment No. 1 to Second Amended and Restated Credit Agreement

Exhibit	Description	Schedule/Form	Exhibit No.	Filing Date

10.15	Amendment No. 2 to Second Amended and Restated Credit Agreement	8-K	10.1	December 29, 2025

10.16	Form of Securities Purchase Agreement	8-K	10.1	October 8, 2025

10.17	Tax Receivable Agreement, dated June 30, 2023, by and among Bitcoin Depot Inc., BT HoldCo and BT Assets	8-K	10.2	July 7, 2023

10.18	At Market Issuance Sales Agreement, dated as of November 19, 2024, by and among Bitcoin Depot Inc. and H.C. Wainwright & Co., LLC	S-3	1.2	November 20, 2024

10.19*	Contingent Equity Rights Agreement, dated as of May 30, 2025, by and among Bitcoin Depot Inc., and the stockholders party thereto

10.20*#	Employment Agreement, dated August 28, 2025, by and between Bitcoin Depot Operations LLC and Scott Buchanan

10.21*#	Offer Letter, dated as of January 20, 2025, by and between Bitcoin Depot Operations, LLC and Chris Ryan

10.22*#	Offer Letter, dated as of March 3, 2025, by and between Bitcoin Depot Operations, LLC and David Gray

10.23*#	Employment Agreement, dated as of March 31, 2025, by and between Bitcoin Depot Operations, LLC and David Gray

10.24*#	Offer Letter, dated as of October 30, 2025, by and between the BT OpCo and Elizabeth Simer

10.25*#	Employment Agreement, dated as of November 17, 2025, by and between Bitcoin Depot Operations, LLC and Elizabeth Simer

10.26*#	Offer Letter, dated as of March 24, 2020, by and between the Company and Mark Smalley

10.27*#	Form of Non-Employee Director RSU Grant Notice and Award Agreement

10.28*#	Form of Employee RSU Grant Notice and Award Agreement

10.29*#	Form of Employee PRSU Grant Notice and Award Agreement

10.30*#	Sale Bonus Agreement, dated as of July 21, 2020, by and between BT OpCo and Scott Buchanan

10.31*#	Letter, dated as of November 18, 2024, by and between Bitcoin Depot and Scott Buchanan modifying compensation.

Exhibit	Description	Schedule/Form	Exhibit No.	Filing Date
10.32*#	Amended Sale Bonus Agreement, dated as of July 21, 2023, by and between [BT OpCo] and Scott Buchanan

10.33*#	Non-Employee Director Compensation Policy, effective as of August 27, 2025

19.1	Insider Trading Policy	10-K/A	19.1	April 10, 2025

21.1*	List of Subsidiaries of Bitcoin Depot Inc.

23.1*	Consent of Wolf

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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy of Bitcoin Depot Inc.	10-K	97.1	April 15, 2024

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith.

#	Indicates a management contract or compensatory plan, contract or arrangement.

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

Date: March 18, 2026	By:	/s/ Scott Buchanan
	Name:	Scott Buchanan
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 18, 2026	By:	/s/ David Gray
	Name:	David Gray
	Title:	Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brandon Mintz	Executive Chairman	March 18,
Brandon Mintz		2026
/s/ Scott Buchanan	Chief Executive Officer
Scott Buchanan /s/ David Gray	(Principal Executive Officer)	March 18, 2026
David Gray /s/ Dan Gardner	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2026
Dan Gardner /s/ Teri Fontenot	Director	March 18, 2026
Teri Fontenot /s/ Daniel Stabile	Director	March 18, 2026
Daniel Stabile /s/ Bradley Strock	Director	March 18, 2026
Bradley Strock	Director	March 18, 2026
/s/ Alex Holmes
Alex Holmes	Director	March 18, 2026